Form 10-K
period 2014-12-31
JUNIPER NETWORKS INC
filed 2015-02-20
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to____________

Commission file number 001-34501
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Innovation Way
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,331,000,000 as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2014).
As of February 13, 2015, there were 406,988,819 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2014.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission ("SEC"). While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

PART I

ITEM 1. Business

Overview

At Juniper Networks, we design, develop, and sell products and services for high-performance networks so customers can build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We sell our products in more than 100 countries in three geographic regions: Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC"). We sell our high-performance network products and service offerings across routing, switching, and security.

Our products address high-performance network requirements for global service providers, cloud environments, enterprises, governments, and research and public sector organizations who view the network as critical to their success. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer our customers worldwide services, including technical support, professional services, education and training programs. Together, our high-performance product and service offerings help our customers convert legacy networks providing commoditized services into more valuable assets providing differentiation and value as well as increased performance, reliability, and security to end-users.

In 2014, we realigned our organization into a One-Juniper structure which includes consolidating each of our research and development and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, our consolidated business is considered to be one reportable segment. See Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further information regarding the Company's segment reorganization, as well as revenue and other information regarding our one reportable segment.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

We deliver highly scalable, reliable, secure and cost-effective networks, while transforming the network's agility, efficiency and value through automation. We focus on customers and partners across our key verticals who view these network attributes as fundamental to their business; including global service providers, enterprises, financial services, cloud hosting providers, governments, research and public sector organizations.
Our strategy stems from the importance of our hardware-based innovation in achieving the routing, switching, and security performance that our customers require, while at the same time addressing software innovation to achieve new levels of agility for our customers.

Maintain and Extend Technology Leadership

We are recognized around the world as a leader in networking innovation. Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture were key elements to establishing and maintaining our technology leadership.

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

Be a Strategic Partner to Our Customers

In developing our solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs. We are committed to investing in research and development at a level that drives our innovation agenda, enabling us to deliver highly differentiated products and outstanding value to our customers.

Enable New Internet Protocol ("IP")-Based Services

Our platforms have enabled network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. By enabling new IP-based services, we have broadened our service provider business over the last several years, while also expanding our presence in the enterprise market.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales, distributors, value-added resellers ("VARs"), and original equipment manufacturer (“OEM”) partners to end-users in the service provider and enterprise markets. We believe the network needs for service providers, such as carriers (wireless and wireline), cable, content and cloud service companies are converging, as are those of large enterprises and national governments, as all of these customers focus on high performance networks and build cloud environments.

Service Providers

Service providers generally include wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. We support most of the major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our secure, high density, highly automated, and highly reliable platforms;

•	Creating new or additional revenue opportunities by enabling new services to be offered to new market segments, which includes existing customers and new customers, based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling customers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as our customers' networks can scale to multi-terabit rates based on the capabilities of our platforms.

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen increased convergence of these different types of service providers through acquisitions, mergers, and partnerships. We believe the convergence of offerings by service providers is facilitated by investment in the build-out of high performance networks and cloud environments.

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include: significant growth in IP traffic on service provider networks because of peer-to-peer interaction; broadband usage; video; an increasing reliance on the network as a mission critical business tool in the strategies of our service provider customers and of their enterprise customers; the advent of data center "clouds" that concentrate business applications in large, IP network connected facilities; and growth in mobile traffic as a result of the increase in mobile device usage including smartphones, tablets, and connected devices of all kinds.

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

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding businesses. The enterprise market generally is comprised of businesses; federal, state, and local governments; financial services; and research and education institutions. Enterprises and public sector organizations, such as governments and research and education institutions, that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications. In addition, our solutions:

•	Assist in the consolidation and delivery of existing services and applications;

•	Accelerate the deployment of new services and applications;

•	Offer network security across every environment—from the data center to campus and branch environments to assist in the protection and recovery of services and applications; and

•	Offer operational improvements that enable cost reductions, including lower administrative, training, customer care, and labor costs.

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. High-performance enterprises require IP networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises.

Customers

In 2014 and 2013, no single customer accounted for 10% or more of our net revenues. In 2012, Verizon Communications, Inc. ("Verizon") accounted for 10.3% of our net revenues.

Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created.

We have expanded our portfolio to address domains in the network: the core, the edge, access and aggregation, data centers, WANs, and campus and branch. We have systematically focused on how we innovate in silicon, systems, and software (both our Junos OS as well as SDN and automation software) to provide a range of solutions in high-performance networking that can solve unique problems for customers.

Our focus on high-performance networking leads to focus in three product areas: routing, switching, and security. In each of the past three fiscal years, sales of our routing, switching and security products, each accounted for more than 10% of our consolidated net revenues. The following is an overview of our major product families in 2014:

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

•
MX Series: Our MX Series is a family of high-performance, enterprise class and service provider Ethernet routers that functions as a Universal Edge platform capable of supporting business, mobile, and residential services in even the fastest-growing networks and markets. Powerful switching and security features give the MX Series 3D Universal Edge Routers unmatched flexibility, versatility, and reliability to support advanced services and applications at the edge of the network. Using our groundbreaking Trio chipset, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments.

•
M Series: Our M Series Edge Routers combine IP/multi-protocol label switching ("MPLS") capabilities and can be deployed in small and medium core, multiservice edge, collapsed POP routing, peering, route reflector, and campus or WAN gateway applications. M Series provide reliability, stability, security, and a broad array of services. Services include a broad array of VPNs, network-based security, real-time voice and video, bandwidth on demand, rich multicast of premium content, IPv6 services, and granular accounting.

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

•
T Series: Our T Series routers provide the leading features and multi-terabit scale that service providers need to handle massive growth in core bandwidth requirements. Our T Series routers include, among other features, the following: MPLS Differentiated Services (DiffServ-TE), point-to-multipoint label-switched paths (P2MP LSPs), nonstop routing, unified in-service software upgrades (unified ISSUs), and hierarchical MPLS.

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

•
QFX Series: Our QFX Series of products offers a revolutionary approach to switching that delivers dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing systems, and cloud providers. Our QFX family, including the QFabric System (QFabric Nodes, Interconnect and Director) and QFX Series Switches (QFX5100, QFX3600, and QFX3500 Switch), combined with innovative fabric and high availability software features in Junos, enables improvements in speed, scale, and efficiency by removing complexity and improving business agility.

Security Products

•
SRX Series Services Gateways for the Data Center: Our high-end SRX Series platforms delivers high-performance, scalability, and service integration in a chassis-based form factor ideally suited for medium to large enterprise and service provider data centers and large campus environments where scalability, high performance, and concurrent services, are essential. The SRX Series of dynamic services gateways provides firewall/VPN performance and scalability, and includes the AppSecure suite of next-generation security capabilities that deliver greater visibility, enforcement, control, and protection over the network.

•
SRX Series Gateways for the Campus and Branch: Consolidates proven security, next generation firewall ("NGFW") and broad UTM services with routing and switching in a single, high-performance, cost-effective, network device. This consolidation enables organizations to securely, reliably, and economically deliver powerful new services and applications to all locations and users with superior service quality. The SRX Series is powered by Junos, the same industry-leading Operating System platform that keeps the world's largest networks available, manageable, and secure.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this Report, and Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 Part II of this Report, for an analysis of net revenue by product and service.

Platform Strategy

In addition to our major product families, our software portfolio has been a key technology element in our strategy to be the leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. The Junos Platform includes the following products:

•
Junos OS: At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos OS include:

◦	One modular operating system with common base of code and a single, consistent implementation for each control plane feature;

◦	A highly disciplined and firmly scheduled development process; and

◦	One common modular software architecture that scales across all Junos-based platforms.

Junos OS is designed to improve the availability, performance, and security of business applications running across the network. Junos OS helps to automate network operations by providing a single consistent implementation of features across the network in a single release train that seeks to minimize the complexity, cost, and risk associated with implementing network features and upgrades. This operational efficiency allows network administrators more time to innovate and deliver new revenue-generating applications, helping to advance the economics of high-performance networking.

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

•
Junos Space: Our Junos Space network management platform offers an open, Service-Oriented Architecture-based ("SOA") platform for creating organic and third-party network management applications to drive network innovation. Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Director, Services Activation Director, Security Director, Edge Services Director, Service Now, and Service Insight.

•
Contrail: Our Contrail cloud networking and service orchestration solution offers an open-source, standards-based platform for software-defined networks ("SDN") and network function virtualization ("NFV"). This platform enables our customers to address their key problems in the area of network automation, agility, and time-to-service deployment by providing a mechanism to virtualize the network over any physical network and automating the provisioning and management of networking services (such as security and load balancing). Contrail’s differentiation includes a distributed architecture that allows us to build in scale-out, high-availability and in-service upgrade capabilities; a multi-vendor solution familiar to our customers that allows Contrail to seamlessly interoperate with equipment from major networking vendors; an open-source licensing model to provide a true freedom of choice without lock-in, and sophisticated granular analytics for network and infrastructure performance, all fully driven by REST APIs that can be used by customers to work with any provisioning and management system.

Significant Product Development Projects

In 2014, we continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings across routing, switching, and security. In routing, we announced a virtualized version of our flagship MX Series 3D Universal Edge Routing platform, the vMX 3D Universal Edge Router, to deliver the industry's first full-featured, carrier-grade virtualized router. The vMX 3D gives service providers and enterprises the ability to seamlessly leverage the benefits of both virtual and physical networking.

In switching, to address the networking requirements of large cloud providers and enterprise customers who build large and massive scale data centers, we announced OCX1100, the first switch to combine Open Compute Project (OCP) hardware design with Junos OS, our carrier-class network operating system. We also announced a new line of EX4600 Ethernet switches to fulfill the increasing demands for highly available access to cloud services and applications across enterprise campus networks.

Additionally, we expanded our SDN portfolio with new software and hardware, including the NorthStar Controller, a new traffic-engineering controller that leverages open, industry-standard protocols built to optimize service providers’ transport networks, as well as the Junos Fusion software that controls thousands of independent network elements from a single management plane.

Our key strategic technology partnerships also delivered new solutions to address the high-performance network requirements of our service provider and enterprise customers. Through integration with Gainspeed’s technology and our MX Series 3D Universal Edge Routers and EX Series Switches, we announced the Virtual Converged Cable Access Platform, allowing cable operators to better automate and scale their edge/access infrastructure while creating a platform for new cloud-based services. Additionally, we partnered with Nokia to advance the Telco Cloud for mobile broadband and accelerate service creation by bringing together Nokia's leading Liquid Core solution and the Juniper Networks MetaFabric™ data center architecture, including Contrail. Furthermore, we signed a go to market agreement with Aruba to deliver an open, converged enterprise network solution by integrating Aruba mobility solutions with Juniper enterprise switches and routers, delivering ongoing product innovation to enterprise customers.

For security, we announced Firefly Perimeter a virtual version of our SRX Series Services Gateway, new advancements in our Spotlight Secure threat intelligence platform, Junos® Space Virtual Director, an application that automates the management and deployment of Firefly Perimeter, as well as Juniper Argon Secure, an advanced anti-malware service.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2014, we employed 3,797 people in our worldwide R&D organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our products, we are leveraging our software, ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the build-out of high performance networks and cloud environments. We continue to expand the functionality of our products to improve performance, reliability and scalability, and to provide an enhanced user interface.

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $1,006.2 million, $1,043.2 million, and $1,101.6 million in 2014, 2013, and 2012, respectively.

Sales and Marketing

As of December 31, 2014, we employed 2,348 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, system engineers, and marketing and channel teams, is generally split between service provider and enterprise customers. Within each team, sales team members serve the following three geographic regions: (i) Americas (including United States, Canada, Mexico, Caribbean and Central and South America), (ii) EMEA, and (iii) APAC. Within each region, there are regional and country teams, as well as vertical market focused teams, to ensure we operate close to our customers.
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

Direct Sales Structure

Our sales team engages with end-user customers with whom we have direct relationships. The terms and conditions of these arrangements are governed either by customer purchase orders and our acknowledgment of those orders or by purchase contracts. The direct contracts with these customers set forth only general terms of sale and generally do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including but not limited to the following:

•
A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners resell routing, switching and security products which are purchased by both enterprise and service provider customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products or services. Further, most of our distributors sell our competitor's products and services, and some sell their own competing products and services.

•
VARs and Direct value-added resellers ("DVARs"), including our strategic worldwide resellers referenced below, that resell our products to end-users around the world. These channel partners either buy our products and services through VARs, or directly from us, and have expertise in designing, selling, and deploying complex networking solutions in their respective markets. Our agreements with these channel partners are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require these channel partners to purchase specified quantities of our products or services. Increasingly, our service provider customers also resell our products or services to their customers or purchase our products or services for the purpose of providing managed or cloud-based services to their customers.

•
Strategic worldwide reseller relationships with established historical Juniper alliances, comprised of, Nokia Solutions Networks B.V. ("NSN"), Ericsson Telecom A.B. (“Ericsson”), Dimension Data, and International Business Machines ("IBM"). These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a worldwide, non-exclusive basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

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

As of December 31, 2014, we employed 1,493 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ support engineers, consultants, and educators with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2014, we employed 332 people in worldwide manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain and sub-tier suppliers, and monitor and manage product testing and quality.

Our manufacturing is primarily conducted through contract manufacturers and outside design manufacturers in the United States ("U.S."), China, Malaysia, Mexico, and Taiwan. As of December 31, 2014, we utilize Celestica Incorporated, Flextronics International Ltd., Accton Technology Corporation, and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and outside design manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and outside design manufacturers, we design, specify, and monitor the tests that are required for our products to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	We can quickly deliver products to customers with turnkey manufacturing and drop-shipment capabilities;

•	We gain economies of scale by leveraging our buying power with our contract manufacturers and outside design manufacturers when we purchase large quantities of components;

•	We operate with a minimum amount of dedicated space for manufacturing operations; and

•	We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and outside design manufacturers build our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to agreed-upon specifications. Products are then shipped to our distributors, VARs, or end-users. Generally, we do not own the components. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the components remain unused or the products remain unsold for a specified period, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Although we have contracts with our contract manufacturers and outside design manufacturers, those contracts merely set forth a framework within which the contract manufacturer and outside design manufacturer, as applicable, may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

We also purchase and hold inventory for strategic reasons and to mitigate the risk of shortages of certain critical component supplies. The majority of our inventory is production components. As a result, we may incur additional holding costs and obsolescence charges, particularly resulting from uncertainties in future product demand.

Some of our custom components, such as application-specific integrated circuits ("ASICs") are manufactured primarily by sole or limited sources, each of which is responsible for all aspects of production using our proprietary designs.

By working collaboratively with our suppliers, we have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted a supplier code of conduct and promote compliance with such code of conduct to our suppliers. One element of our supplier code of conduct is adoption and compliance with the Electronic Industry Code of Conduct (“EICC”). The EICC outlines standards to promote ethical business practices, eliminate human trafficking, and ensure that working conditions in the electronics industry supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible. Our Corporate Citizenship Report and Supplier Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2014 and December 31, 2013, our total product backlog was approximately $445.3 million and $470.7 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users. Backlog also excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns. Historically, we have experienced stronger customer demand in the fourth quarter and weaker demand in the first quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer agility advantages. In the network infrastructure business, Cisco Systems, Inc. ("Cisco") has historically been the dominant player. However, our principal competitors also include Alcatel-Lucent, Arista Networks, Inc. ("Arista"), Brocade Communications Systems, Inc. ("Brocade"), Hewlett Packard Company ("HP"), and Huawei Technologies Co., Ltd. ("Huawei").

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, HP, and Huawei, among others, bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios. Many of our current and potential competitors have greater name recognition, marketing budgets, and more extensive customer bases that they may leverage to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, negatively affecting our operating results.

In addition, there are a number of other competitors in the security space, including Check Point Software Technologies, Ltd. ("Check Point"), F5 Networks, Inc. ("F5 Networks"), Fortinet, Inc. ("Fortinet"), and Palo Alto Networks, Inc. ("Palo Alto Networks"), among others, who tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line.

In addition to established competitors, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

We expect that over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Alcatel-Lucent, and Huawei, will introduce new products designed to compete more effectively in the market. There are also several other companies that claim to have products with greater capabilities than our products. Further, there has been significant consolidation in the networking industry, with smaller companies being acquired by larger, established suppliers of network infrastructure products. We believe this trend is likely to continue.

As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot guarantee that we will be successful.

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local and foreign regulations that have been adopted with respect to the environment, such as the Waste Electrical and Electronic Equipment (“WEEE”) Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union and China. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position. However, see the risk factor entitled "Regulation of industry in general and the telecommunications industry in particular could harm our operating results and future prospects" in the section entitled "Risk Factors" in Item 1A of Part I of this Report for additional information concerning RoHS compliance.

We are also voluntarily participating in the CDP (formerly the Carbon Disclosure Project) and encourage our direct material suppliers representing an aggregate of at least 80% of our consolidated total direct expenditure to do the same. CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. In fact, in 2014, we achieved a position on CDP’s S&P 500 Climate Disclosure Leadership Index, the S&P 500 Climate Performance Leadership Index, and the CDP Supplier Climate Performance Leadership Index 2014. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. We believe we have made significant strides in improving our energy efficiency around the world.

In addition, we are committed to the environment through our efforts to improve the energy efficiency of key elements in our high-performance network product offerings. In 2012, we launched a set of carrier-class MPLS switches, the PTX5000 series. In addition to filling the capacity and density requirement for Internet core growth, PTX5000, which featured record energy efficiency of 1.5W per Gigabit of throughput. In 2014, we further enhanced the PTX5000 series and introduced the FPC2 for the PTX5000 MPLS switches, which features energy efficiency of 1.2W per Gigabit of throughput, and we also launched the MPC6 for our MX2020 and MX2010 3D Universal Edge Routers, which uses 2W per Gigabit of full-duplex traffic. The environment will remain a focus area across multiple aspects of our business.

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise, as well as our ability to obtain and protect necessary intellectual property rights. While we rely on patent, copyright, trade secret, and trademark law, as well as confidentiality agreements, to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

In addition, we integrate licensed third-party technology into certain of our products and, from time to time, we license additional technology from third parties to develop new products or product enhancements. There can be no assurance that third-party licenses will be available or continue to be available to us on commercially reasonable terms or at all. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.

As of December 31, 2014, we had over 2,400 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

Employees

As of December 31, 2014, we had 8,806 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Rami Rahim	44	Chief Executive Officer and Director
Pradeep Sindhu	62	Chief Technical Officer and Vice Chairman of the Board
Robyn M. Denholm	51	Executive Vice President and Chief Financial and Operations Officer
Jonathan Davidson	41	Executive Vice President and General Manager, Juniper Development and Innovation
Vince Molinaro	51	Executive Vice President and Chief Customer Officer
Mitchell Gaynor	55	Executive Vice President, General Counsel and Secretary
Terrance F. Spidell	46	Vice President, Corporate Controller and Chief Accounting Officer

RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper, and a member of our Board of Directors, in November 2014. From March 2014, until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation ("JDI"). His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President and General Manager of Platform Systems Division for routing and switching, Senior Vice President of the Edge and Aggregation Business Unit (EABU), and Vice President and General Manager of EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a Bachelor of Science degree in Electrical Engineering from the University of Toronto and a Master of Science degree in Electrical Engineering from Stanford University.
PRADEEP SINDHU founded Juniper in February 1996 and served as Chief Executive Officer and Chairman of the Board until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board and Chief Technical Officer of Juniper. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab at Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu served as a member of the board of directors of Infinera Corporation, a provider of optical networking equipment, from September 2001 to May 2008.

ROBYN M. DENHOLM joined Juniper in August 2007 as Executive Vice President and Chief Financial Officer. In July 2013, Ms. Denholm was promoted to Executive Vice President and Chief Financial and Operations Officer. Prior to joining Juniper, Ms. Denholm was at Sun Microsystems, Inc. ("Sun") from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a Bachelor's degree in Economics from the University of Sydney and a Master's degree in Commerce from the University of New South Wales. In addition, since August 2014, Ms. Denholm has served as a member of the board of directors of Tesla Motors, Inc.

JONATHAN DAVIDSON joined Juniper in March 2010 and became Executive Vice President and General Manager of Juniper Development and Innovation ("JDI") in January 2015. From July 2014 until he became Executive Vice President and General Manager of JDI, Mr. Davidson served as Senior Vice President and General Manager for Juniper Networks Security, Switching and Solutions Business Unit. Previously, Mr. Davidson was Juniper’s Senior Vice President and General Manager of the Campus and Data Center Business Unit and Vice President, Product Line Management, where he was responsible for Edge Routing and Aggregation Business product management and strategy. Prior to joining Juniper, Mr. Davidson had a 15-year career at Cisco Systems, Inc., where he served as Director of Product Management and led the enterprise routing product management team and service provider Layer 4 through Layer 7 services team.

VINCE MOLINARO joined Juniper in 2009 as Senior Vice President of Sales, and served as Executive Vice President, Sales, Services and Support from July 2013 to February 2014, and currently serves as our Executive Vice President and Chief Customer Officer. Prior to joining Juniper, Mr. Molinaro held senior leadership positions at a number of technology companies including Bell Laboratories, Lucent Technologies, Alcatel-Lucent and Internap Network Services. He has extensive domestic and international experience having lived and managed large organizations throughout Europe and the U.S. Mr. Molinaro holds a Bachelor of Science degree in Biomedical Engineering from Boston University and a Master of Science degree in Electrical Engineering from University of Bridgeport.

MITCHELL GAYNOR joined Juniper in February 2004 as Vice President, General Counsel, and Secretary and served as Senior Vice President, General Counsel and Secretary from February 2008 to February 2011 and is currently our Executive Vice President, General Counsel and Secretary. Prior to joining Juniper, Mr. Gaynor was Vice President, General Counsel, and Secretary of Portal Software, Inc., a provider of account management software that was subsequently acquired by Oracle Corporation ("Oracle"), and Sybase, Inc., an enterprise and mobile software company that was subsequently acquired by SAP AG. In private practice, he was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a Law degree from University of California's Hastings College of the Law and a Bachelor degree in History from the University of California, Berkeley.

TERRANCE F. SPIDELL joined Juniper in August 2011 as Vice President, Assistant Corporate Controller, and has served as Vice President, Corporate Controller, since November 2012. In 2013, Mr. Spidell assumed the position of Chief Accounting Officer of the Company. Before joining the Company, Mr. Spidell was at VeriSign, Inc., a provider of Internet infrastructure services, as Vice President, Corporate Controller, from June 2009 through July 2011 and as Vice President, Accounting Operations, from March 2008 through June 2009. Prior to VeriSign, Mr. Spidell held various positions, most recently Senior Manager, at PricewaterhouseCoopers, a registered public accounting firm, from November 1993 through March 2008. Mr. Spidell is a Certified Public Accountant and holds a Bachelor in Business Administration, with degrees in Finance and Accounting, from Boise State University.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting our Investor Relations Department at our corporate offices by calling 1-408-936-5396, or by sending an e-mail message to investorrelations@juniper.net. Such reports and other information are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Vodafone’s acquisition of Spanish cable operator, Ono, Numericable’s purchase of SFR, France’s second-largest telecommunications operator, the acquisition of TW Telecom by Level 3 Communications, AT&T’s proposed acquisition of DirectTV, and Comcast’s proposed acquisition of Time Warner Cable) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. For example, if the U.S. dollar continues to strengthen against other currencies such as the Euro, our revenues reported in U.S. dollars would decline. In addition, for U.S. dollar denominated sales, an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the U.S., which could impact our competitive position. More generally-speaking, economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies in connection with our integrated operating plan, or IOP, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted new capital allocation plan. In connection with cost management, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Hewlett Packard Company, and Huawei. In the security market, we face intense competition from these same companies as well as companies such as Check Point, F5 Networks, Fortinet, and Palo Alto Networks. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as, customers may delay spending decisions or not purchase our products at all. For example, in recent years, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

Generally, our network equipment products are not stocked by distributors or resellers due to their cost and complexity and the custom nature of configurations required by our customers; we generally build such products as orders are received. In recent years, the volume of orders received late in any given fiscal quarter has generally stabilized but remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2015. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and we are now reliant upon dual ERP systems until completion of the conversion. The next major change to our ERP program is projected for the third quarter of 2015, when we plan to eliminate the dual ERP System. A delay past this time could result in postponement of this systems change until the first quarter of 2016. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include the European Union (EU) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS). The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, it is possible that certain exemptions may be revoked in the future, including an exemption for lead in network infrastructure equipment upon which we and our competitors rely, and which is currently scheduled to expire in July 2016. Revocation of this exemption or further changes to this or other laws or passage of new similar laws in other jurisdictions, may require us to cease selling non-compliant products in the EU or reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics and result in an adverse impact on our operating results. Additionally, EU and China have adopted the WEEE directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as REACH regulations, which regulate handling of certain chemical substances that may be used in our products.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission is considering new regulations governing aspects of fixed broadband networks and wireless networks through proposals regarding net neutrality and government regulation of the Internet. These regulations and regulations resulting from these proposals might impact service provider and cloud provider business models and as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

Telecommunications and Cloud service provider companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications and cloud service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. For example, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act (FCPA) in a number of countries. The investigations relate to whether the Company or any third party on behalf of the Company gave money, or anything else of value to any government official in violation of the FCPA. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of December 31, 2014, our goodwill was $2,981.5 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the fourth quarter of 2014, we rationalized our Security product portfolio, including developing a new product roadmap and exiting certain point products, including our Junos® Pulse product. These factors decreased our short-term and near-term revenue and profitability forecasts for our Security reporting unit. During our fiscal year 2014 annual goodwill impairment test, the carrying value of our Security reporting unit's goodwill exceeded its fair value, resulting in a goodwill impairment charge of $850.0 million.

In recent years, economic weakness has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Declines in our level of revenues due to restructuring or cost reductions or declines in our operating margins, as well as sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the research and development (“R&D”) tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. The Organisation for Economic Co-operation and Development ("OECD"), an international association of 34 countries including the U.S., is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

The divestiture of our Junos Pulse product portfolio could disrupt our business and may not yield the intended benefits.

We recently completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. Since approximately $125.0 million of the transaction consideration is in the form of an 18-month non-contingent seller promissory note, there is also the risk that we may not receive the amount owed to us by the buyer under the note and that instead the Junos Pulse assets will return to us.

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

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

The major credit rating agencies routinely evaluate our indebtedness. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes and the Revolving Credit Facility.

In February 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2024 Notes, the “Notes”), and (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of December 31, 2014, we had $1,349.0 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of December 31, 2014, no amounts were outstanding under the Credit Agreement.

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

At December 31, 2014, we had $1,639.6 million in cash and cash equivalents and $1,465.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located on 80 acres of owned land in Sunnyvale, California and includes approximately 0.7 million square feet of owned buildings. In addition to our owned facilities, we lease approximately 0.4 million square feet in buildings as part of our corporate headquarters.

In addition to our leased offices in Sunnyvale, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. We lease approximately 2.1 million square feet worldwide, with approximately 36 percent in North America. Each leased facility is subject to an individual lease or sublease, which could provide various options to renew/terminate the agreement or to expand/contract the leased space.

Our leases expire at various times through October 31, 2024. We believe that our current offices are in good condition and appropriately support our business needs.

For additional information regarding obligations under our operating leases, see Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which is incorporated by reference herein. For additional information regarding properties by geographic region, see Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which is incorporated by reference herein.

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

	2014		2013
	High	Low	High	Low
First quarter	$28.75	$22.28	$22.98	$18.47
Second quarter	$26.88	$23.81	$19.62	$15.62
Third quarter	$25.19	$21.90	$22.25	$18.71
Fourth quarter	$23.10	$18.41	$22.71	$18.36

Stockholders
As of February 13, 2015, there were 943 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We paid quarterly cash dividends in the third and fourth quarter of 2014 of $0.10 per share totaling $86.0 million, and paid no cash dividends in fiscal 2013. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for our dividend declaration subsequent to December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides share repurchase activity during the three months ended December 31, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2014	1.3	$20.34	1.2	$1,650.0
November 1 - November 30, 2014	14.6	$21.15	14.6	$1,340.9
December 1 - December 31, 2014	7.6	$22.05	7.5	$1,175.0
Total	23.5	$21.40	23.3
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with minimum tax withholdings was not significant during the three months ended December 31, 2014.

(2)
Shares were repurchased under our stock repurchase program approved by the Board in February 2014 and October 2014, which authorized us to purchase an aggregate of up to $3.4 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2009, in each of Juniper Networks' common stock (with the reinvestment of all dividends), the Standard & Poor's 500 Stock Index (“S&P 500”), the NYSE Dow Jones Industrial Average (“DJI”), and the NASDAQ Telecommunications Index (“IXTC”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

$250
$225
$200
$175
$150
$125
$100
2009
2010
2011
2012
2013
2014
Juniper Networks, Inc.("JNPR")
S&P 500
DJI
IXTC

	As of December 31,
	2009	2010	2011	2012	2013	2014
JNPR	$100.00	$210.85	$116.56	$112.34	$128.90	$128.60
S&P 500	$100.00	$145.51	$148.59	$172.37	$228.19	$259.43
DJI	$100.00	$139.81	$151.47	$166.87	$216.20	$237.88
IXTC	$100.00	$154.06	$134.62	$137.31	$170.29	$185.46

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2014, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
	(In millions, except per share amounts)
Net revenues	$4,627.1	$4,669.1	$4,365.4	$4,448.7	$4,093.3
Cost of revenues	1,768.9	1,727.7	1,656.6	1,580.1	1,351.5
Gross margin	2,858.2	2,941.4	2,708.8	2,868.6	2,741.8
Operating expenses	3,277.9	2,375.5	2,400.7	2,250.1	1,974.2
Operating (loss) income	(419.7)	565.9	308.1	618.5	767.6
Other income (expense), net	333.4	(40.4)	(16.6)	(46.8)	10.6
(Loss) income before income taxes and noncontrolling interest	(86.3)	525.5	291.5	571.7	778.2
Income tax provision	248.0	85.7	105.0	146.7	158.8
Consolidated net (loss) income	(334.3)	439.8	186.5	425.0	619.4
Adjust for net loss (income) attributable to noncontrolling interest	—	—	—	0.1	(1.0)
Net (loss) income attributable to Juniper Networks	$(334.3)	$439.8	$186.5	$425.1	$618.4
Net (loss) income per share attributable to Juniper Networks common stockholders:
Basic	$(0.73)	$0.88	$0.36	$0.80	$1.18
Diluted	$(0.73)	$0.86	$0.35	$0.79	$1.15
Shares used in computing net income per share:
Basic	457.4	501.8	520.9	529.8	522.4
Diluted	457.4	510.3	526.2	541.4	538.8
Cash dividends declared per common stock	$0.20	$—	$—	$—	$—

________________________________

(a)
Includes the following significant pre-tax items: Impairment of goodwill of $850.0 million, restructuring and other charges of $208.5 million, gain on the sale of equity investments of $163.0 million, gain, net of legal fees in connection with the litigation settlement with Palo Alto Networks, Inc., of $196.1 million, gain on sale of Junos Pulse of $19.6 million, and interest expense on debt (net of amounts capitalized) of $57.5 million. Income tax has been provided on the pre-tax loss primarily due to the non-deductible goodwill charge. In addition, includes $52.8 million of significant tax items related to the gain on the sale of Junos Pulse offset by the release of the Company’s valuation allowance attributable to investment losses.

(b)
Includes the following significant pre-tax items: restructuring and other charges of $47.5 million, interest expense on debt (net of amounts capitalized) of $45.2 million, and an increase in depreciation expense within research and development of $28.3 million related to a change in estimate of the useful lives of certain computers and equipment. In addition, includes $64.2 million of significant tax items for a multi-year claim related to the U.S. production activities deduction, a tax settlement with the IRS, and the reinstatement of the U.S. federal R&D tax credit on January 2, 2013 retroactive to January 1, 2012.

(c)
Includes the following significant pre-tax items: restructuring and other charges of $99.7 million, interest expense on debt (net of amounts capitalized) of $40.0 million, and a net gain on privately-held investments of $25.5 million.

(d)	Includes the following significant pre-tax items: restructuring and other charges of $30.6 million and interest expense on debt (net of amounts capitalized) of $37.7 million.

(e)
Includes pre-tax restructuring charges of $10.8 million. In addition, includes a non-recurring income tax benefit of $54.1 million recorded in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation.

Consolidated Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions)
Cash, cash equivalents, and investments	$3,104.9	$4,097.8	$3,837.4	$4,292.4	$2,821.6
Working capital	1,444.2	2,262.5	2,178.7	2,973.0	1,742.4
Goodwill	2,981.5	4,057.7	4,057.8	3,928.1	3,927.8
Total assets	8,403.1	10,326.0	9,832.1	9,983.8	8,467.9
Long-term debt	1,349.0	999.3	999.2	999.0	—
Total long-term liabilities (excluding long-term debt)	607.3	583.1	411.4	428.4	387.1
Total Juniper Networks stockholders' equity	$4,919.1	$7,302.2	$6,999.0	$7,089.2	$6,608.2

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key verticals who view these network attributes as fundamental to their business; including global service providers, enterprises, financial services, cloud hosting providers, governments, research, and public sector organizations. Product and solution differentiation, with a relentless customer focus, will allow us to achieve our primary goal of growing revenue faster than the market.

We sell our products in more than 100 countries in three geographic regions: Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC"). We sell our high-performance routing, switching, and security network products and service offerings to service provider and enterprise markets. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

During 2014, we saw a slight decline in net revenues year-over-year, primarily due to reduced spending by U.S. Carriers, however the diversity in our business across verticals such as Cloud and Cable Providers helped to partially offset the decline. We expect the overall revenue environment to be challenging over the next several quarters, as market dynamics, including consolidation, are impacting demand from our largest U.S. service provider customers. We believe our product gross margins may continue to vary in the future due to competitive pricing pressures, which may be offset by additional operational efficiencies. Nevertheless, we are focused on executing our strategy that is focused on designing, developing and selling products and services for high-performance networks. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline and targeted growth initiatives.

In 2014, we continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings across routing, switching, and security. In routing, we announced a virtualized version of our flagship MX Series 3D Universal Edge Routing platform, the vMX 3D Universal Edge Router, to deliver the industry's first full-featured, carrier-grade virtualized router, giving service providers and enterprises the ability to seamlessly leverage the benefits of both virtual and physical networking. In switching, to address the networking requirements of large cloud providers and enterprise customers who build large and massive scale data centers, we announced OCX1100, the first switch to combine Open Compute Project (OCP) hardware design with a carrier-class network operating system, Junos OS. We also announced a new line of EX4600 Ethernet switches to fulfill the increasing demands for highly available access to cloud services and applications across enterprise campus networks.

Additionally, we expanded our SDN portfolio with new software and hardware, including the NorthStar Controller, a new traffic-engineering controller leveraging open, industry-standard protocols built to optimize service providers’ transport networks, as well as the Junos Fusion software that controls thousands of independent network elements from a single management plane.

Key strategic technology partnerships also delivered new solutions to address the high-performance network requirements of our service provider and enterprise customers. Through integration with Gainspeed’s technology and our MX Series 3D Universal Edge Routers and EX Series Switches, we announced the Virtual Converged Cable Access Platform, allowing cable operators to better automate and scale their edge/access infrastructure while creating a platform for new cloud-based services. Additionally, we partnered with Nokia to advance the Telco Cloud for mobile broadband and accelerate service creation by bringing together Nokia's leading Liquid Core solution and the Juniper Networks MetaFabric™ data center architecture, including Contrail. Furthermore, we signed a go to market agreement with Aruba to deliver an open, converged enterprise network solution by integrating Aruba mobility solutions with Juniper enterprise switches and routers, delivering ongoing product innovation to enterprise customers.

For security, we announced Firefly Perimeter a virtual version of our SRX Series Service Gateway, new advancements in our Spotlight Secure threat intelligence platform, Junos Space Virtual Director, an application that automates the management and deployment of Firefly Perimeter, as well as Juniper Argon Secure, an advanced anti-malware service.

Due to the recent underperformance of our security products and efforts to refocus our security offerings, we recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014. We intend to focus on stabilizing revenues in our security reporting unit in 2015, and, as a result, we are pivoting our security strategy to focus on building integrated solutions that focus on network resiliency and business continuity across cloud, data center, branch, campus, and service provider mobile infrastructure, by taking advantage of the existing and ongoing innovation of our Junos-based SRX platform.

In 2014, we implemented a series of initiatives designed to streamline our organization, improve operational efficiencies, rationalize our product portfolios, and return capital to our shareholders. These actions were largely completed by the end of 2014.

In the first quarter of 2014, we realigned our organization into a One-Juniper structure, which included consolidating each of our research and development ("R&D") and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency.

To improve operational efficiency, in 2014, we implemented various restructuring activities and structural cost saving actions across research and development, sales and marketing, and general and administrative expenses. We completed the 2014 restructuring plan through workforce reductions, facility consolidations or closures, asset write-downs, contract terminations and other actions. As a result, we recorded a total restructuring charge of $207.7 million in cost of sales and restructuring and other charges. In connection with the rationalization of our product portfolio, we completed the sale of Junos Pulse for total consideration of $230.7 million which resulted in a gain of $19.6 million in other income (expense), net in the Consolidated Statement of Operations. As a result of these cost management actions, we achieved our total annualized operating expense savings commitment of $260.0 million compared to the fourth quarter of 2013.

In addition to these cost reduction activities, we introduced a capital allocation program to return capital to our stockholders through share repurchases and dividends. In 2014, we returned $2.3 billion of capital to our stockholders through the completion of a $1.2 billion accelerated share repurchase program ("ASR") and the repurchase of $1.1 billion of our common stock subsequent to the ASR. We also paid two quarterly cash dividends of $0.10 per share for an aggregate amount of $86.0 million and issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"), which allowed us to partially fund the ASR. We intend to return $1.0 billion of aggregate share repurchases by the end of the second quarter of 2015 subject to raising additional debt financing.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2014, 2013, and 2012 (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	As of and for the Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Net revenues	$4,627.1	$4,669.1	$4,365.4	$(42.0)	(1)%	$303.7	7%

Gross Margin	$2,858.2	$2,941.4	$2,708.8	$(83.2)	(3)%	$232.6	9%
Percentage of net revenues	61.8%	63.0%	62.1%

Operating (loss) income	$(419.7)	$565.9	$308.1	$(985.6)	(174)%	$257.8	84%
Percentage of net revenues	(9.1)%	12.1%	7.1%
Net (loss) income	$(334.3)	$439.8	$186.5	$(774.1)	(176)%	$253.3	136%
Percentage of net revenues	(7.2)%	9.4%	4.3%
Net (loss) income per share
Basic	$(0.73)	$0.88	$0.36	$(1.61)	(183)%	$0.52	144%
Diluted	$(0.73)	$0.86	$0.35	$(1.59)	(185)%	$0.51	146%
Cash dividends declared per common stock	$0.20	$—	$—	$0.20	—%	$—	—%
Stock repurchase plan activity	$2,250.0	$570.6	$645.6	$1,679.4	294%	$(75.0)	(12)%

Operating cash flows	$763.4	$845.9	$637.7	$(82.5)	(10)%	$208.2	33%
DSO (*)	49	41	35	8	20%	6	17%
Book-to-bill (*)	>1	>1	>1

Deferred revenue	$1,075.7	$1,069.3	923.4	$6.4	1%	$145.9	16%

________________________________

(*)	DSO and book-to-bill are for the fourth quarter ended December 31, 2014, 2013, and 2012.

•
Net Revenues: During 2014, net revenues were slightly down, compared to 2013, as a result of a decline in net revenues from US carriers, partially offset by growing demand from cloud providers in the Americas, as well as improving demand among service provider in EMEA. The year-over-year decline in our net revenues was primarily due to a decrease in net revenues from our routing and security products, partially offset by an increase in our switching products revenue and service revenue.

During 2013, compared to 2012, we experienced net revenue growth in the Americas, in both service provider and enterprise, offset by a decline in revenue in APAC and EMEA. The year-over-year increase in our net revenues during 2013 was primarily due to increases in edge routing, switching, and service revenue, partially offset by a decline in our security products revenue.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during 2014, compared to 2013, as a result of higher inventory charges driven by product rationalizations in connection with our 2014 Restructuring Plan and charges related to an industry-wide memory product quality defect for a component from a third party supplier.

During 2013, compared to 2012, our gross margin as a percentage of net revenues increased primarily due to higher restructuring and other charges recorded in 2012, partially offset by higher inventory provisions in 2013 for legacy platforms.

•
Operating (Loss) Income: During 2014, compared to 2013, we experienced a decline in operating (loss) income as a percentage of net revenues, primarily due to an $850.0 million goodwill impairment charge related to the Security reporting unit recorded in the fourth quarter of 2014, restructuring and other charges of $207.7 million, related to severance, facility consolidations and closures, asset-write-offs, and contract terminations in connection with our 2014 Restructuring Plan, as well as a component remediation charge of $20.7 million relating to the memory product quality defect.

Our operating income as a percentage of revenues increased in 2013, compared to 2012, primarily due to growth in net revenues. Also contributing to the increase in operating income were lower restructuring and other charges of $52.2 million compared to 2012.

•
Cash Dividends Declared per Common Stock: During 2014, we declared two quarterly cash dividends of $0.10 per share, payable on September 23, 2014 and on December 23, 2014 to stockholders of record as of the close of business on September 2, 2014 and December 2, 2014, respectively, in the aggregate amount of $86.0 million. We had not previously paid cash dividends.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 96.1 million shares of our common stock in the open market at an average price of $23.41 per share for an aggregate purchase of $2,250.0 million during the year ended December 31, 2014.

•
Operating Cash Flows: Operating cash flows decreased in 2014, compared to 2013, primarily due to lower cash collections from customers, higher payments primarily related to our 2014 restructuring plans, higher taxes paid, and lower prepayments compared to prior year.

Operating cash flows increased in 2013, compared to 2012, primarily due to the timing of payments to our vendors, higher deferred revenue, and lower taxes paid, partially offset by the timing of payments for incentive compensation to our employees and the timing of receipts from our customers.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended December 31, 2014 increased by 8 days, or 20% compared to the quarter ended December 31, 2013. During 2014, we transitioned certain distribution partners from a third party financing program to Juniper's commercial payment terms. Going forward, we expect DSO to be in the range of 45 to 55 days.

DSO increased by 6 days or 17% for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. The increase was primarily due to large multi-year service renewals at the end of the period which increased our outstanding receivables compared to the same period in 2012.

•
Book-to-Bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for the quarters ended December 31, 2014, 2013 and 2012, indicating strong product demand.

•
Deferred Revenue: Total deferred revenue increased slightly by $6.4 million to $1,075.7 million as of December 31, 2014, compared to $1,069.3 million as of December 31, 2013, primarily due to an increase in deferred service revenue of $25.8 million, primarily driven by the execution of several multi-year support agreements and annual agreement renewals. The increase in deferred service revenue was partially offset by a decrease in deferred product revenue of $19.4 million as a result of lower distributor inventory and multiple revenue releases in relation to previously deferred product revenue.

As of December 31, 2013 compared to December 31, 2012, total deferred revenue increased by $145.9 million, primarily due to an increase in deferred service revenue driven by the execution of several multi-year support agreements, and to a lesser extent an increase in annual agreement renewals, slightly offset by a decrease in deferred product revenue.

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

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. We evaluate our goodwill for impairment on an annual basis, as of November 1st, or more frequently if an event occurs or facts and circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Goodwill is tested for impairment at the reporting unit level, which is one level below our operating segment level, by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The reporting units are determined based on the components of our operating segment that constitutes a business for which discrete financial information is available and segment management regularly review the operating results of the component.

The provisions of the accounting standard for goodwill and other intangibles allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test for all of our reporting units.

Our goodwill impairment test involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with the reporting unit’s net asset values. If the fair value of the reporting units exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and no further testing is required. If the fair value of the reporting units does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill, and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

In the first step, the fair value of each of our reporting units is determined using both the income and market valuation approaches. We believe the income approach and the market approach are equally representative of the reporting unit’s fair value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly-traded companies in similar lines of business. In the application of the income and market valuation approaches, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with our reporting units. The income approach and the market approach are equally weighted to derive the fair value of the reporting unit.

Prior to the second step, the long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. If needed, an impairment charge is recognized by the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities, including any unrecognized intangible assets; such as, existing technology, backlog, and customer relationships, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. Assumptions used in measuring the fair value of these assets and liabilities included the discount rates, customer renewal rates, and technology obsolescence rates used in valuing intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets.

During our fiscal year 2014 annual goodwill impairment test, our reporting units were: Routing, Switching and Security.

The fair value of the Routing and Switching reporting units significantly exceeded their carrying value. However the fair value of the Security reporting unit did not exceed its carrying value and therefore we determined the Security reporting unit’s goodwill was impaired. In 2014, we re-aligned our go-to-market and research and development resources on projects with the highest potential for growth and continued to leverage our engineering efforts across our Routing, Switching, and Security products. In the fourth quarter of 2014, we began to implement a new Security strategy focused on network resiliency and performance based on the SRX platform. As a result, we rationalized our Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased our short-term and near-term revenue and profitability forecasts of the Security reporting unit.

As a result, the carrying value of the Security reporting unit's goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million which was recorded in the Consolidated Statement of Operations.

Refer to Item 8 of Part II, Note 7, Goodwill and Purchased Intangible Assets, of the notes to the Consolidated Financial Statements, for further information.

•
Inventory Valuation and Contract Manufacturer Liabilities. Inventory consists primarily of component parts to be used in the manufacturing process and is stated at lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2014 and December 31, 2013, our inventory balances were $62.5 million and $52.7 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for quantities in excess of our demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2014 and December 31, 2013, our contract manufacturer liabilities were $25.3 million and $22.9 million, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. In addition, OECD’s contemplated changes to numerous long-standing tax principles, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Routing	$2,223.9	$2,318.0	$2,037.6	$(94.1)	(4)%	$280.4	14%
Switching	721.2	638.0	554.8	83.2	13%	83.2	15%
Security	463.6	563.9	669.7	(100.3)	(18)%	(105.8)	(16)%
Total Product	3,408.7	3,519.9	3,262.1	(111.2)	(3)%	257.8	8%
Percentage of net revenues	73.7%	75.4%	74.7%

Total Service	1,218.4	1,149.2	1,103.3	69.2	6%	45.9	4%
Percentage of net revenues	26.3%	24.6%	25.3%
Total net revenues	$4,627.1	$4,669.1	$4,365.4	$(42.0)	(1)%	$303.7	7%

2014 Compared to 2013

Routing product net revenues decreased in 2014, compared to 2013, as a result of weaker demand for core routing, partially offset by strong growth of our PTX series products. Edge routing net revenues increased as a result of strong demand for our MX series products, partly offset by older edge routing platforms. The year-over year decline was driven by weakness from large US carriers, partially offset by strength from Cloud Providers.

Switching product net revenues increased in 2014, compared to 2013, reflecting growth from both our QFabric system and our EX series products. During the year we saw strong adoption of QFabric data center switches by a growing number of customers, with especially strong demand from Cloud Providers in the Americas.

Security product net revenues decreased in 2014, compared to 2013, primarily due to a continuing decline in our legacy Screen OS products and the divestiture of our Junos Pulse product lines. Sales of our SRX platform declined slightly year-over-year, due to lower demand from U.S. Carrier customers.

The increase in service revenue in 2014, compared to 2013, was primarily driven by new service contracts and strong contract renewals. Service revenues are largely correlated with product revenues, therefore if product net revenues decline, it can have an impact on future service revenues.

2013 Compared to 2012

Routing product net revenues increased in 2013, compared to 2012, due to an increase in volume of sales of our edge routing products to both service provider and enterprise customers reflecting customer demand for the MX platform in particular.

Switching product net revenues increased in 2013, compared to 2012, as a result of an increase in EX and QFabric product lines for both service provider and enterprise markets. Also contributing to the increase in net revenues were new product introductions for the enterprise campus and data center infrastructure.

Security product net revenues decreased in 2013, compared to 2012, primarily due to a decline in legacy Screen OS and our SRX platform.

The increase in service revenue in 2013, compared to 2012, was primarily driven by strong contract renewals from our installed base across routing, switching and security products.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Americas:
United States	$2,410.6	$2,381.5	$2,067.5	$29.1	1%	$314.0	15%
Other	219.7	232.0	218.4	(12.3)	(5)%	13.6	6%
Total Americas	2,630.3	2,613.5	2,285.9	16.8	1%	327.6	14%
Percentage of net revenues	56.8%	56.0%	52.4%
EMEA	1,263.3	1,256.9	1,266.3	6.4	1%	(9.4)	(1)%
Percentage of net revenues	27.3%	26.9%	29.0%
APAC	733.5	798.7	813.2	(65.2)	(8)%	(14.5)	(2)%
Percentage of net revenues	15.9%	17.1%	18.6%
Total net revenues	$4,627.1	$4,669.1	$4,365.4	$(42.0)	(1)%	$303.7	7%

2014 Compared to 2013

The increase in net revenues in the Americas in 2014, compared to 2013, was primarily due to an increase in net revenues from service provider markets, partially offset by a decline in the enterprise market. The increase in net revenues in the service provider market was due to strong demand from cloud and cable providers, partially offset by a decrease in demand from carriers. The decline in the enterprise market resulted from a decline in net revenues due to recognition of revenue from a large U.S. federal government contract in 2013.

Net revenues in EMEA slightly increased in 2014, compared to 2013, primarily due to stronger demand from service providers partially offset by a decrease in net revenues from the enterprise market, although demand from the public sector remained strong.

Net revenues in APAC decreased in 2014, compared to 2013, primarily due to a decline in net revenues from both the service provider and enterprise market.

2013 Compared to 2012

Net revenues in the Americas increased in 2013, compared to 2012, primarily due to an increase in revenues from both the service provider and enterprise markets. The increase in service provider revenues was due to an increase in sales to cloud providers and cable providers, partially offset by a slight decrease in sales to carriers. The increase in enterprise revenues in 2013, compared to 2012, was primarily attributable to a broad-based improvement in customer demand as well as the recognition of a large U.S. federal government contract.

Net revenues in EMEA decreased in 2013, compared to 2012, primarily due to a decline in revenues in the enterprise market attributable to certain large sales in 2012.

Net revenues in APAC decreased in 2013, compared to 2012, primarily due to lower revenues in enterprise resulting from weaker conditions in the China enterprise market. Service provider revenues were relatively flat as a decline in sales with certain large service providers in Japan were offset by higher revenue with certain large carriers in China. Additionally, the recognition of revenue from a large service provider in Singapore was offset by declines in revenues from other service providers in APAC.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Service Provider	$3,100.4	$3,054.2	$2,811.2	$46.2	2%	$243.0	9%
Percentage of net revenues	67.0%	65.4%	64.4%
Enterprise	1,526.7	1,614.9	1,554.2	(88.2)	(5)%	60.7	4%
Percentage of net revenues	33.0%	34.6%	35.6%
Total net revenues	$4,627.1	$4,669.1	$4,365.4	$(42.0)	(1)%	$303.7	7%

We sell our high-performance routing, switching, and security network products and service offerings to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally is comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

2014 Compared to 2013

Net revenues from sales to the service provider market increased in 2014, compared to 2013, with growth in the Americas and EMEA. The increase in service provider net revenues in the Americas was driven by increased revenues from cloud and cable providers, partially offset by decreased revenues from large carriers. The increase in service provider net revenues in EMEA was attributable to growth with large carriers, while in APAC net revenues in the service provider market declined as a result of lower demand with both small and large carriers. In addition, service provider demand for switching products continued to be strong.

Net revenues from sales to the enterprise market decreased in 2014, compared to 2013, primarily due to a decline in sales in all geographic regions, however, revenue demand from public sector customers was higher for all three regions.

2013 Compared to 2012

Net revenues from sales to the service provider market increased in 2013, compared to 2012, primarily due to an increase in sales to cloud providers and cable providers in the Americas, partially offset by a slight decrease in sales to wireless carriers, while the service provider market in EMEA and APAC was relatively flat. In addition, service provider demand for switching and data center solutions in 2013 was stronger than in 2012.

Net revenues from the enterprise market increased in 2013, compared to 2012, primarily due to broad-based growth in the Americas enterprise market, as well as recognition of a large U.S. federal government contract, partially offset by weaker demand in APAC and EMEA.

Customer

No customer accounted for greater than 10% of our net revenues during the year ended December 31, 2014 and 2013. During the year ended December 31, 2012, Verizon accounted for 10.3% of our net revenues.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Product gross margin	$2,121.9	$2,243.3	$2,058.1	$(121.4)	(5)%	$185.2	9%
Percentage of product revenues	62.2%	63.7%	63.1%
Service gross margin	736.3	698.1	650.7	38.2	5%	47.4	7%
Percentage of service revenues	60.4%	60.7%	59.0%
Total gross margin	$2,858.2	$2,941.4	$2,708.8	$(83.2)	(3)%	$232.6	9%
Percentage of net revenues	61.8%	63.0%	62.1%

2014 Compared to 2013

Product gross margin decreased as a percentage of product net revenues in 2014, compared to 2013, primarily due to an increase in cost of revenues. The increase in cost of revenues was primarily due to asset write-downs of $41.5 million for product rationalizations in connection with our 2014 Restructuring Plan and $20.7 million in connection with an industry-wide memory product quality defect in a component from a third-party supplier. Excluding the costs of the restructuring and component defect, product gross margin as a percentage of net revenues improved slightly primarily due to the favorability in product mix in the 2014 period.

Service gross margin as a percentage of service net revenues decreased slightly in 2014, compared to 2013, primarily due to an increase in labor and logistics delivery costs to support new contracts and product introductions.

2013 Compared to 2012

Product gross margin percentage increased slightly in 2013, compared to 2012, primarily due to higher restructuring and other charges recorded in 2012, partially offset by higher inventory provisions in 2013 for legacy platforms. Product gross margin benefited from cost reductions in the supply chain in 2013, which more than offset the impact of higher pricing discounts.

Service gross margin as a percentage of service net revenues increased in 2013, compared to 2012, primarily due to higher service revenues and greater efficiency in the delivery of services.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Research and development	$1,006.2	$1,043.2	$1,101.6	$(37.0)	(4)%	$(58.4)	(5)%
Percentage of net revenues	21.7%	22.3%	25.2%
Sales and marketing	1,023.6	1,075.9	1,045.5	(52.3)	(5)%	30.4	3%
Percentage of net revenues	22.1%	23.0%	23.9%
General and administrative	231.1	217.3	206.8	13.8	6%	10.5	5%
Percentage of net revenues	5.0%	4.7%	4.7%
Restructuring and other charges	167.0	39.1	46.8	127.9	327%	(7.7)	(16)%
Percentage of net revenues	3.6%	0.8%	1.1%
Impairment of goodwill	850.0	—	—	850.0	—%	—	—%
Percentage of net revenues	18.4%	—%	$—
Total operating expenses	$3,277.9	$2,375.5	$2,400.7	$902.4	38%	$(25.2)	(1)%
Percentage of net revenues	70.8%	50.9%	55.0%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facility and information technology (“IT”) departmental costs are allocated to each department based on usage and headcount. Facility and IT related headcount was 366, 396, and 368, as of December 31, 2014, 2013, and 2012, respectively. We had a total of 8,806, 9,483, and 9,234, employees as of December 31, 2014, 2013, and 2012, respectively.

2014 Compared to 2013

Research and development

Research and development expense decreased in 2014, compared to 2013, primarily due to lower personnel-related expenses as a result of restructuring actions and divestiture of our Junos Pulse product lines. Research and development headcount decreased 8% from 4,135 as of December 31, 2013 to 3,797 as of December 31, 2014. The decrease in research and development personnel expense was partially offset by higher share-based compensation expense as a result of our acquisition of WANDL, Inc. in the first quarter, and engineering program costs in 2014, compared to 2013.

Sales and marketing

Sales and marketing expense decreased in 2014, compared to 2013, primarily due to lower personnel-related expenses and other discretionary expenses due to our cost reduction efforts and creating efficiency in our sales activities. The decrease in personnel-related expenses is primarily due to headcount reductions. Sales and marketing headcount decreased 11% from 2,626 as of December 31, 2013 to 2,348 as of December 31, 2014.

General and administrative

General and administrative expense increased in 2014, compared to 2013, primarily due to higher litigation and investigation related costs incurred in the current period in connection with investigation into possible violations of the U.S. Foreign Corrupt Practices Act and, to a lesser extent, our patent litigation case with Palo Alto Networks, Inc. ("PAN"), as well as other litigation matters. This increase was partially offset by personnel-related expenses as a result of headcount reductions of 8% from 513 as of December 31, 2013 to 470 as of December 31, 2014. Our patent litigation with PAN was settled in 2014.

Restructuring and other charges

Restructuring and other charges increased in 2014, compared to 2013, due to higher charges recorded in 2014 in connection with our 2014 Restructuring Plan. During 2014, we implemented the 2014 Restructuring Plan and incurred restructuring charges of $166.2 million related to workforce reductions, contract terminations, project cancellations, and facility closures. The 2014

Restructuring Plan has been substantially completed as of December 31, 2014 and we do not expect to record significant future charges. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion of our restructuring activities.

Impairment of goodwill

In the fourth quarter of 2014, we began to implement a new security strategy focused on network resiliency and performance based on the SRX platform. As a result, we rationalized our Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased our short term and near term revenue and profitability forecasts of the security reporting unit. During our fiscal year 2014 annual goodwill impairment test, the carrying value of our security reporting unit's goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million which was recorded in the Consolidated Statement of Operations in Part II Item 8 of this report. See Note 7, Goodwill and Purchased Intangibles, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion on the impairment of goodwill.

2013 Compared to 2012

Research and development

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

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Cost of revenues - Product	$5.0	$4.7	$4.6	$0.3	6%	$0.1	2%
Cost of revenues - Service	14.2	15.4	17.0	(1.2)	(8)%	(1.6)	(9)%
Research and development	134.5	127.6	109.1	6.9	5%	18.5	17%
Sales and marketing	60.2	70.9	81.6	(10.7)	(15)%	(10.7)	(13)%
General and administrative	26.1	26.0	31.1	0.1	—%	(5.1)	(16)%
Total	$240.0	$244.6	$243.4	$(4.6)	(2)%	$1.2	—%

2014 Compared to 2013

Share-based compensation expense remained consistent in 2014, compared to 2013. The increase in expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL in 2014 and the increase in grant date fair values due to higher stock prices was offset by a decrease in actual shares vested.
2013 Compared to 2012

Share-based compensation expense remained consistent in 2013, compared to 2012. Offsetting increases in expense related to RSAs assumed in connection with our acquisition of Contrail at the end of 2012 were decreases in actual shares vested and a decline in grant date fair values due to our lower stock prices.
Other Income (Expense), Net and Income Tax Provision

The following table presents other income (expense), net and income tax provision (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Interest income	$10.0	$8.7	$11.0	$1.3	15%	$(2.3)	(21)%
Interest expense	(66.9)	(58.4)	(52.9)	(8.5)	15%	(5.5)	10%
Net gain on legal settlement	196.1	—	—	196.1	—%	—	—%
Gain on investments	167.9	11.3	26.7	156.6	1,386%	(15.4)	(58)%
Gain on sale of Junos Pulse	19.6	—	—	19.6	—%	—	—%
Other	6.7	(2.0)	(1.4)	8.7	435%	(0.6)	43%
Total other income (expense), net	$333.4	$(40.4)	$(16.6)	$373.8	925%	$(23.8)	143%
Percentage of net revenues	7.2%	(0.9)%	(0.4)%

Income tax provision	$248.0	$85.7	$105.0	$162.3	189%	$(19.3)	(18)%
Effective tax rate	(287.4)%	16.3%	36.0%

Other Income (Expense), Net

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from our long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

2014 Compared to 2013

Interest Income

Interest income increased in 2014 compared to 2013, primarily due to a higher balance of longer term investments yielding higher interest.

Interest Expense

Interest expense increased in 2014, compared to 2013, primarily due to the issuance of our 2024 Notes in the first quarter of 2014. See Note 10, Long-Term Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 in Part II of this report for additional information regarding our 2024 Notes.

Gain on Legal Settlement

During the year ended December 31, 2014, we entered into a settlement agreement with PAN resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

Gain on Investments

During the year ended December 31, 2014, we recorded a gain of $163.0 million, primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon IPO and subsequently sold. During the year ended December 31, 2013, net gain on investments was primarily comprised of a gain of $7.1 million related to the Company's privately-held investments and publicly traded-equity investments.

Gain on Sale of Junos Pulse

The sale of our Junos Pulse product portfolio was completed on October 1, 2014 and we recorded a gain of $19.6 million in other income (expense), net in the Consolidated Statement of Operations. This sale was driven by product rationalization in connection with our initiative to focus on projects with the highest potential for growth. See Note 8. Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on the sale Junos Pulse.

2013 Compared to 2012

Interest Income

Interest income decreased in 2013, compared to 2012, due to lower cash balances and interest rates, as well as a shift to certain investments yielding lower interest.

Interest Expense

Interest expense increased in 2013, compared to 2012, primarily due to higher capitalized interest in 2012 resulting from our phased Sunnyvale campus build-out.

Gain on Investments

Gain on investments decreased in 2013, compared to 2012, due to higher net gains recorded in 2012 related to our privately-held investments which included a $14.7 million gain from the acquisition of our privately-held investment in Contrail.

Income Tax Provision

The effective rate for 2014 differs from the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill charge and tax gain on sale of Junos Pulse offset by the benefit from release of the Company’s valuation allowance attributable to investment losses, the federal R&D credit, recognition of domestic production activities deductions, and earnings in foreign jurisdictions, which are subject to lower tax rates. The passage of Tax Increase Prevention Act of 2014 on December 19, 2014 retroactively reinstated the U.S. federal R&D tax credit from January 1, 2014 to December 31, 2014.

The effective rate for 2013 was lower than the federal statutory rate of 35% primarily due to the benefit of the federal R&D credit, a tax settlement with the IRS, recognition of domestic production activities deductions, and earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for 2012 was substantially similar to the federal statutory rate of 35%. The effective rate for 2012 does not reflect the benefit of the federal R&D credit which expired on December 31, 2011.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. As a result of the expiration of the federal research and development credit on December 31, 2014, we expect our effective tax rate to increase in 2015 See Item1A of Part I, "Risk Factors" of this Report for a description of relevant risks which may adversely affect our results.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2014	2013	$ Change	% Change
Working capital	$1,444.2	$2,262.5	$(818.3)	(36)%

Cash and cash equivalents	$1,639.6	$2,284.0	$(644.4)	(28)%
Short-term investments	332.2	561.9	(229.7)	(41)%
Long-term investments	1,133.1	1,251.9	(118.8)	(9)%
Total cash, cash equivalents, and investments	3,104.9	4,097.8	(992.9)	(24)%
Long-term debt	1,349.0	999.3	349.7	35%
Net cash, cash equivalents, and investments	$1,755.9	$3,098.5	$(1,342.6)	(43)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $818.3 million during the year ended December 31, 2014, primarily due to a decrease in cash and cash equivalents as a result of our stock repurchase activities, tax payments, dividends, and purchase of capital equipment, as well as a decline in short term investments.

Summary of Cash Flows

As of December 31, 2014, our cash and cash equivalents decreased by $644.4 million from December 31, 2013 primarily due to purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, federal estimated tax payment, dividend payout and higher payments related to all restructuring plans, partially offset by the issuance of the 2024 Notes in February 2014, cash received from the sale of certain equity investments, cash received from the patent litigation settlement, and proceeds from the sale of Junos Pulse.

The following table summarizes cash flows from our Consolidated Statements of Cash Flows (in millions, except percentages):

	Years Ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$763.4	$845.9	$637.7	$(82.5)	(10)%	$208.2	33%
Net cash provided by (used in) investing activities	$434.0	$(561.0)	$(595.6)	$995.0	(177)%	$34.6	(6)%
Net cash (used in) financing activities	$(1,824.2)	$(401.7)	$(548.3)	$(1,422.5)	354%	$146.6	(27)%

Operating Activities

2014 Compared to 2013

Cash flow from operations decreased by $82.5 million in 2014, compared to 2013, primarily due to lower cash collections from customers, higher payments related to our restructuring plans, higher taxes paid, and lower prepayments compared to prior year.

2013 Compared to 2012

Cash flows from operations increased by $208.2 million in 2013, compared to 2012, primarily due to higher net income, the timing of payments to our vendors, higher deferred revenue, and lower taxes paid, partially offset by the timing of payments for incentive compensation to our employees and the timing of collections on our outstanding receivables.

Investing Activities

2014 Compared to 2013

Net cash provided by investing was $434.0 million in 2014, compared to net cash used in investing of $561.0 million in 2013. The increase in net cash provided by investing activities was primarily due to higher proceeds from sale of investments and fewer purchases of investments, as well as proceeds received from the sale of Junos Pulse.

2013 Compared to 2012

Net cash used in investing activities decreased by $34.6 million in 2013, compared to 2012, primarily due to lower spending on acquisitions and asset purchases as well as lower capital expenditures as we completed our phased Sunnyvale campus build-out, partially offset by higher purchases of investments.

Financing Activities

2014 Compared to 2013

Net cash used in financing activities increased by $1,422.5 million in 2014, compared to 2013, primarily due to purchases and retirement of our common stock and payment of cash dividends, partially offset by the issuance of the 2024 Notes.

2013 Compared to 2012

Net cash used in financing activities decreased by $146.6 million in 2013, compared to 2012, primarily due to lower purchases and retirement of our common stock, partially offset by an increase in proceeds from employee stock option exercises as well as proceeds from customer financing arrangements.

Stock Repurchase Activities

In February 2014, the Board approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock ("2014 Stock Repurchase Program"). In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program for a total of $3.4 billion. As of December 31, 2014, there was $1.2 billion of authorized funds remaining under the 2014 Stock Repurchase Program. We intend to repurchase $1.0 billion of our common stock by the end of the second quarter of 2015 as part of our three year capital return program, subject to raising additional debt financing. Future share repurchases will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our stock repurchase programs may be discontinued at any time.

The following table summarizes our stock repurchase activities (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2014
Repurchases under stock repurchase programs	46.8	$22.42	$1,050.0
Accelerated share repurchase(1)	49.3	$24.35	$1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
2013
Repurchases under stock repurchase programs	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
2012
Repurchases under stock repurchase programs	35.8	$18.05	$645.6
Repurchases for tax withholding	0.2	$23.40	$5.0
_______________________________

(1)
As part of the 2014 Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of our common stock. We made an up-front payment of $1.2 billion pursuant to the ASR to repurchase our common stock. The aggregate number of shares ultimately purchased was determined based on a volume weighted average repurchase price, less an agreed upon discount. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

Dividends

On July 22, 2014, we declared a quarterly cash dividend of $0.10 per share of our common stock, or $43.8 million in the aggregate, to stockholders of record on September 2, 2014 which was paid on September 23, 2014. On October 23, 2014, we declared a cash dividend of $0.10 per share of common stock, or $42.2 million, on December 23, 2014 to stockholders of record as of the close of business on December 2, 2014. Any future dividends, and the establishment of record and payment dates, are subject to approval by our Board or an authorized committee thereof. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on our dividend declaration subsequent to December 31, 2014.

Restructuring

As of December 31, 2014, our restructuring liability was $17.0 million of which $9.4 million is related to severance, which are expected to be paid in full by the first quarter of 2015, $7.4 million related to facility closures, expected to be paid through March 2018, and $0.2 million related to contract and other charges. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on our restructuring plans.

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
The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2014	2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$180.3	$184.9
Distributor inventory and other sell-through items	103.7	118.7
Deferred gross product revenue	284.0	303.6
Deferred cost of product revenue	(58.4)	(58.6)
Deferred product revenue, net	225.6	245.0
Deferred service revenue	850.1	824.3
Total	$1,075.7	$1,069.3

As of December 31, 2014, net deferred product revenue decreased $19.4 million to $225.6 million, compared to $245.0 million as of December 31, 2013, as a result of lower distributor inventory and multiple revenue releases in relation to previously deferred product revenue. As of December 31, 2014, the increase in deferred service revenue of $25.8 million attributed to the execution of several multi-year support agreements, and an increase in annual agreement renewals.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See "Guarantees" below and Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$137.1	$41.2	$52.1	$21.8	$22.0
Purchase commitments with contract manufacturers and suppliers (1)	476.2	476.2	—	—	—
Long-term debt (2)	1,350.0	—	300.0	—	1,050.0
Interest payment on long-term debt (2)	881.4	62.7	111.0	106.7	601.0
Other contractual obligations (1)	19.2	13.1	6.1	—	—
Total	$2,863.9	$593.2	$469.2	$128.5	$1,673.0

(1) See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our contractual commitments.
(2) See Note 10, Long-Term Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

As of December 31, 2014, we had $177.5 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Revolving Credit Facility

On June 27, 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds from borrowing made under the Credit Agreement may be used by us for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. We will pay to each lender a facility fee on a quarterly basis based on the amount of each lender's commitment to make loans, of between 0.100% and 0.250% depending on our public debt rating. Revolving loans may be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the Eurocurrency rate. We are also obligated to pay customary fees for a credit facility of this size and type.

The Credit Agreement includes customary events of default that, include among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events involving the Company or its material subsidiaries, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

A default interest rate shall apply, at the request of the required lenders, on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate.

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2014, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 10, Long-term Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of December 31, 2014, we have not made any payments under these arrangements. As of December 31, 2014 and December 31, 2013, we had $26.2 million and $40.1 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $22.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2014.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2024 Notes were issued under the automatic shelf registration statement which was issued pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus. In addition, the revolving credit facility under our Credit Agreement will also provide additional flexibility for future liquidity needs.

We have been focused on managing our annual equity usage as a percentage of our common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for 2014 was to target the number of shares underlying equity awards granted on an annual basis at 2.50% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying options, RSUs, RSAs, and PSAs granted during 2014, we were at or below this target.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility under the Credit Agreement will be sufficient to fund our operations, planned stock repurchases and dividends, and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2014, 85% of our cash, cash equivalents, and marketable securities were held outside of the U.S., which may be subject to U.S. taxes if repatriated. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. These investments are also reviewed to identify and evaluate indications of potential other-than-temporary impairments as discussed in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2014, 2013, and 2012, related to the sales of certain investments.

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2014 and 2013 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2014	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,487.2	$1,481.6	$1,476.1	$1,470.6	$1,465.1	$1,459.5	$1,454.0

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2013	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,741.6	$1,734.4	$1,727.1	$1,719.9	$1,712.6	$1,705.3	$1,698.1

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

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other income (expense), net in our Consolidated Statements of Operations in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of one year or less.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Approximately 78% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the Consolidated Statements of Operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2014, 2013, and 2012, respectively, in other income (expense), net on our Consolidated Statements of Operations. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was a reduction to operating expenses of 2.1% in 2014, and an increase of 0.8%, and 1.5% in 2013, and 2012, respectively.

We have performed a sensitivity analysis as of December 31, 2014 and as of December 31, 2013, using a modeling technique that measures the change in the amount of non-U.S. dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2014 and December 31, 2013, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars as of December 31, 2014 and December 31, 2013 by less than 1.2%.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates.

We do not purchase our publicly-traded equity securities, classified as available-for-sale securities on our Consolidated Balance Sheets, for speculative purposes. As of December 31, 2014 and December 31, 2013, our portfolio of publicly-traded equity securities had an estimated fair value of $2.0 million and $114.6 million, respectively. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair value of $0.7 million and $34.5 million as of December 31, 2014 and December 31, 2013, respectively.

Investments under the NQDC plan are considered trading securities and are also reported at fair value on our Consolidated Balance Sheets. As of December 31, 2014 and December 31, 2013, the total investments under our NQDC plan were $16.3 million and $15.4 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan would result in a loss in the fair value of $4.9 million and $4.6 million as of December 31, 2014 and December 31, 2013, respectively.

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost and others can be carried at fair value. In 2014, 2013, and 2012 we recorded impairment charges of $1.1 million, $2.8 million, and $20.0 million, respectively, on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 5, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The aggregate cost of our investments in privately-held companies was $89.9 million and $57.2 million as of December 31, 2014 and December 31, 2013, respectively.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2014, and 2013 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, of Juniper Networks, Inc. and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 20, 2015

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net revenues:
Product	$3,408.7	$3,519.9	$3,262.1
Service	1,218.4	1,149.2	1,103.3
Total net revenues	4,627.1	4,669.1	4,365.4
Cost of revenues:
Product	1,286.8	1,276.6	1,204.0
Service	482.1	451.1	452.6
Total cost of revenues	1,768.9	1,727.7	1,656.6
Gross margin	2,858.2	2,941.4	2,708.8
Operating expenses:
Research and development	1,006.2	1,043.2	1,101.6
Sales and marketing	1,023.6	1,075.9	1,045.5
General and administrative	231.1	217.3	206.8
Restructuring and other charges	167.0	39.1	46.8
Impairment of goodwill	850.0	—	—
Total operating expenses	3,277.9	2,375.5	2,400.7
Operating (loss) income	(419.7)	565.9	308.1
Other income (expense), net	333.4	(40.4)	(16.6)
(Loss) income before income taxes	(86.3)	525.5	291.5
Income tax provision	248.0	85.7	105.0
Net (loss) income	$(334.3)	$439.8	$186.5

Net (loss) income per share:
Basic	$(0.73)	$0.88	$0.36
Diluted	$(0.73)	$0.86	$0.35
Shares used in computing net income per share:
Basic	457.4	501.8	520.9
Diluted	457.4	510.3	526.2
Cash dividends declared per common stock	$0.20	$—	$—

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(334.3)	$439.8	$186.5
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, net of tax provision of ($29.5), ($37.9) and ($0.6) for 2014, 2013 and 2012, respectively	48.7	65.1	3.2
Reclassification adjustment for realized net gains on available-for- sale securities included in net (loss) income, net of tax provision of $61.8, $0.4 and $0.2 for 2014, 2013 and 2012, respectively	(106.5)	(1.0)	(1.2)
Net change in unrealized gains on available-for-sale securities, net of taxes	(57.8)	64.1	2.0
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges, net of tax (provision) benefit of ($0.7), $1.7 and $0.2 for 2014, 2013 and 2012, respectively	(4.1)	0.7	7.4
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net (loss) income, net of tax provision (benefit) of $1.1, ($0.8) and ($1.0) for 2014, 2013 and 2012, respectively	(2.3)	(1.5)	6.5
Net change in unrealized (losses) gains on cash flow hedges, net of taxes	(6.4)	(0.8)	13.9
Change in foreign currency translation adjustments	(14.2)	(3.4)	6.4
Other comprehensive (loss) income, net of tax	(78.4)	59.9	22.3
Comprehensive (loss) income	$(412.7)	$499.7	$208.8

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$1,639.6	$2,284.0
Short-term investments	332.2	561.9
Accounts receivable, net of allowance for doubtful accounts of $4.7 and $5.4 as of December 31, 2014 and 2013, respectively	598.9	578.3
Deferred tax assets, net	147.0	79.8
Prepaid expenses and other current assets	254.2	199.9
Total current assets	2,971.9	3,703.9
Property and equipment, net	904.3	882.3
Long-term investments	1,133.1	1,251.9
Restricted cash and investments	46.0	89.5
Purchased intangible assets, net	62.4	106.9
Goodwill	2,981.5	4,057.7
Other long-term assets	303.9	233.8
Total assets	$8,403.1	$10,326.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$234.6	$200.4
Accrued compensation	225.0	273.9
Deferred revenue	780.8	705.8
Other accrued liabilities	287.3	261.3
Total current liabilities	1,527.7	1,441.4
Long-term debt	1,349.0	999.3
Long-term deferred revenue	294.9	363.5
Long-term income tax payable	177.5	114.4
Other long-term liabilities	134.9	105.2
Total liabilities	3,484.0	3,023.8
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 416.2 shares and 495.2 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	8,794.0	9,868.9
Accumulated other comprehensive (loss) income	(13.8)	64.6
Accumulated deficit	(3,861.1)	(2,631.3)
Total stockholders' equity	4,919.1	7,302.2
Total liabilities and stockholders' equity	$8,403.1	$10,326.0

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(334.3)	$439.8	$186.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	240.0	244.6	242.7
Depreciation, amortization, and accretion	186.1	189.9	187.9
Restructuring and other charges	208.5	47.5	99.7
Deferred income taxes	(16.9)	72.2	(18.2)
Impairment of goodwill	850.0	—	—
Gain on sale of Junos Pulse	(19.6)	—	—
Gain on investments, net	(167.9)	(11.3)	(26.7)
Gain on legal settlement, net	(121.1)	—	—
Excess tax benefits from share-based compensation	(9.4)	(1.9)	(7.2)
Loss on disposal of fixed assets	1.7	1.4	0.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(16.8)	(139.9)	139.1
Prepaid expenses and other assets	(24.5)	(126.0)	(11.4)
Accounts payable	38.3	(8.9)	(133.6)
Accrued compensation	(46.0)	(5.4)	54.8
Income taxes payable	51.0	(38.5)	(7.5)
Other accrued liabilities	(100.8)	36.5	(15.4)
Deferred revenue	45.1	145.9	(53.6)
Net cash provided by operating activities	763.4	845.9	637.7
Cash flows from investing activities:
Purchases of property and equipment	(192.9)	(230.0)	(347.7)
Proceeds from sale of Junos Pulse	105.7	—	—
Purchases of available-for-sale investments	(2,440.7)	(1,776.0)	(1,496.5)
Proceeds from sales of available-for-sale investments	2,627.7	1,167.2	894.2
Proceeds from maturities of available-for-sale investments	337.6	334.6	559.7
Purchases of trading investments	(4.1)	(3.7)	(4.1)
Proceeds from sales of privately-held investments	4.9	9.4	36.5
Purchases of privately-held investments	(21.7)	(41.3)	(12.2)
Payments for business acquisitions, net of cash and cash equivalents acquired	(27.1)	(10.0)	(139.4)
Purchase of licensed software	—	(10.0)	(65.3)
Changes in restricted cash	44.6	(1.2)	(20.8)
Net cash provided by (used in) investing activities	434.0	(561.0)	(595.6)
Cash flows from financing activities:
Proceeds from issuance of common stock	159.8	141.7	99.1
Purchases and retirement of common stock	(2,262.5)	(577.8)	(650.6)
Issuance of long-term debt, net	346.5	—	—
Payment for capital lease obligation	(0.4)	(1.4)	(1.4)
Customer financing arrangements	9.0	33.9	(2.6)
Excess tax benefits from share-based compensation	9.4	1.9	7.2
Payment of cash dividends	(86.0)	—	—
Net cash used in financing activities	(1,824.2)	(401.7)	(548.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(17.6)	(7.0)	3.6
Net decrease in cash and cash equivalents	(644.4)	(123.8)	(502.6)
Cash and cash equivalents at beginning of period	2,284.0	2,407.8	2,910.4
Cash and cash equivalents at end of period	$1,639.6	$2,284.0	$2,407.8
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$44.9	$57.4	$50.1
Cash paid for income taxes, net	$206.0	$105.1	$118.7
Non-cash investing activities:
Receipt of a promissory note in connection with the sale of Junos Pulse	$125.0	$—	$—
Issuance of common stock and equity awards assumed in business acquisitions	$—	$—	$16.5
Property and equipment acquired under capital lease	$—	$—	$3.7
Licensed software acquired	$—	$—	$19.0
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2011	526.4	$—	$10,079.2	$(17.6)	$(2,972.4)	$0.5	$7,089.7
Consolidated net income	—	—	—	—	186.5	—	186.5
Other comprehensive income, net	—	—	—	22.3	—	—	22.3
Issuance of common stock	12.2	—	99.2	—	—	—	99.2
Shares assumed in connection with business acquisitions	5.8	—	16.5	—	—	—	16.5
Repurchase and retirement of common stock	(36.0)	—	(525.1)	—	(125.5)	—	(650.6)
Share-based compensation expense	—	—	242.7	—	—	—	242.7
Tax effects from employee stock option plans	—	—	(6.8)	—	—	—	(6.8)
Balance at December 31, 2012	508.4	—	9,905.7	4.7	(2,911.4)	0.5	6,999.5
Consolidated net income	—	—	—	—	439.8	—	439.8
Other comprehensive income, net	—	—	—	59.9	—	—	59.9
Issuance of common stock	16.0	—	142.2	—	—	—	142.2
Dissolution of non-controlling interest	—	—	—	—	—	(0.5)	(0.5)
Repurchase and retirement of common stock	(29.2)	—	(418.1)	—	(159.7)	—	(577.8)
Share-based compensation expense	—	—	244.9	—	—	—	244.9
Tax effects from employee stock option plans	—	—	(5.8)	—	—	—	(5.8)
Balance at December 31, 2013	495.2	—	9,868.9	64.6	(2,631.3)	—	7,302.2
Net loss	—	—	—	—	(334.3)	—	(334.3)
Other comprehensive loss, net	—	—	—	(78.4)	—	—	(78.4)
Issuance of common stock	17.7	—	159.1	—	—	—	159.1
Repurchase and retirement of common stock and net issuances	(96.7)	—	(1,367.0)	—	(895.5)	—	(2,262.5)
Share-based compensation expense	—	—	240.0	—	—	—	240.0
Tax effects from employee stock option plans	—	—	(21.0)	—	—	—	(21.0)
Payment of cash dividends	—	—	(86.0)	—	—	—	(86.0)
Balance at December 31, 2014	416.2	$—	$8,794.0	$(13.8)	$(3,861.1)	$—	$4,919.1

 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Juniper Networks, Inc. (the “Company” or “Juniper”) designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. The Company serves the high-performance networking requirements for global service providers, cloud environments, enterprises, governments, and research and public sector organizations that view the network as critical to their success. In addition to the Company's products, the Company offers technical support and professional services, as well as education and training programs to its customers. Together, the high-performance product and service offerings help the Company's customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation.

In 2014, the Company realigned its organization into a One-Juniper structure which includes consolidating each of the Company's research and development ("R&D") and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the Company's consolidated business is considered to be one reportable segment. In fiscal 2013, the Company operated under two reportable segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). This change did not impact previously reported consolidated results of operations. See Note 13, Segments, for further discussion of the Company's segment reorganization.

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

Privately-Held Investments

The Company has privately-held investments, which are included in other long-term assets in the Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost. The investments carried at cost are adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually in their early stages at the time of the investment by the Company and such markets may never be significant. The Company measures the fair value of privately-held investments using an analysis of the financial conditions and near term prospects of the investees, including recent financing activities and their capital structure. Realized gains and losses, if any, are reported in the Consolidated Statements of Operations.

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

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income (expense), net, on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other income (expense), net in the Consolidated Statements of Operations. Changes in the fair

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of one year or less.

Inventory
Inventory consists primarily of component parts to be used in the manufacturing process and finished goods in-transit, and is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. A charge is recorded to cost of product when inventory is determined to be in excess of anticipated demand or considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, over the estimated useful lives of the following assets:

Estimated Useful Life (years)
Computers, equipment, and software	3 to 7
Furniture and fixtures	5
Building and building improvements	7 to 40
Land improvements	5 to 40
Leasehold improvements	Lease term, not to exceed 10 years

Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually during the fourth quarter or more frequently if certain circumstances change that would more likely than not indicate that the fair value of a reporting unit is below its carrying value. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset's implied fair value. Other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

When sales arrangements contain multiple elements the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on either vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similar situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of third-party products with similar functionality typically cannot be obtained and therefore TPE is not used. ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Warranty Reserves

The Company generally offers a one-year warranty on most of its hardware products, and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are recognized as part of the Company's cost of sales based on associated material costs, logistics costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor, logistics and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $19.2 million, $20.1 million, and $20.0 million, for 2014, 2013, and 2012, respectively.

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income. For the Company’s international subsidiaries in which the functional currency is the U.S. dollar, the Company records foreign exchange gains and losses for assets and liabilities denominated in non-US dollar currencies. These remeasurement adjustments are recorded in other income (expense), net in the Consolidated Statements of Operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation

The Company measures and recognizes compensation cost for all share-based awards made to employees and directors, including employee stock options, stock awards, stock units, and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"). Share-based compensation expense is based on the fair value of the underlying awards and amortized on a straight-line basis, net of estimated forfeitures.

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its stock options and Employee Stock Purchase Plan ("ESPP") shares. The BSM model requires various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, expected life, and dividend yield. The Company estimates expected volatility based on the implied volatility of market-traded options, on the Company's common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and ESPP. The expected life of a stock option is based on historical experience of employee exercises and post-vesting termination behavior as well as the potential effect from options that have not been exercised. The expected life of ESPP approximates the offering period.

The Company determines the fair value of its restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs") based on the closing market price of the Company’s common stock on the date of grant, adjusted by the present value of the expected dividend.

For market-based RSUs, the Company estimates the fair value and derived service period using the Monte Carlo simulation option pricing model ("Monte Carlo model"). The determination of the grant date fair value and derived service periods using the Monte Carlo model is affected by our stock price as well as various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, and dividend yield. The Company estimates expected volatility based on the implied volatility of market-traded options, on the Company's common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the contractual life of the Company's market-based RSUs.

Provision for Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended December 31, 2014 and December 31, 2013, no single customer accounted for 10% or more of net revenues. During the year ended December 31, 2012, Verizon Communications, Inc. ("Verizon") accounted for 10.3% of net revenues.

The Company relies on sole suppliers for certain of its components such as application-specific integrated circuits ("ASICs") and custom sheet metal. Additionally, the Company relies primarily on a limited number of significant independent contract manufacturers and outside design manufacturers for the production of its products. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could negatively impact future operating results.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.

In December 2014, the FASB issued ASU No. 2014-17 (Topic 805) - Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 is effective on November 18, 2014. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging, which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company completed one business combination in 2014, one business combination in 2013, and three business combinations in 2012 for cash consideration including the fair value of vested share-based awards assumed, if any, of approximately $28.7 million, $10.0 million, and $187.3 million, respectively.

The following table presents the purchase consideration allocations for these acquisitions based upon acquisition-date fair values, including cash and cash equivalents acquired (in millions):

	2014 Acquisitions	2013 Acquisitions	2012 Acquisitions
Net tangible assets acquired	$—	$0.1	$3.5
Net liabilities acquired	(2.7)	—	—
Intangible assets acquired	17.8	9.9	54.1
Goodwill	13.6	—	129.7
Total	$28.7	$10.0	$187.3

The goodwill recognized for the 2014 and 2012 acquisitions was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes.

2014 Acquisition

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets Acquired

The following table presents details of the Company's intangible assets acquired through the business combination completed during the twelve months ended December 31, 2014 (in millions, except years):

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
The aggregate consideration of $91.7 million was allocated as follows: net tangible assets acquired of $3.6 million, including cash and cash equivalents of $8.6 million; intangible assets of $17.4 million; and recognized goodwill of $70.7 million.
The Company previously accounted for its investment in Contrail at cost, which was $3.0 million prior to the acquisition. As of the acquisition date, the fair value of the Company's previous equity interest in Contrail was remeasured to its fair value of $17.7 million, which was based upon adjustments market participants would consider when estimating the fair value of the previously held interest in Contrail. This resulted in a $14.7 million gain, which was reported within other income (expense), net in the Consolidated Statements of Operations.
Mykonos Software, Inc.

On February 13, 2012, the Company acquired 100% of the equity securities of Mykonos Software, Inc. ("Mykonos") for $82.6 million in cash. In connection with this acquisition, the Company acquired net tangible liabilities of $0.2 million, intangible assets of $24.3 million, and recognized goodwill of $58.5 million.
BitGravity, Inc.

On March 8, 2012, the Company acquired a source code license and patent joint-ownership related to the service management layer of BitGravity, Inc.'s ("BitGravity") Content Delivery Network ("CDN") technology for $13.0 million in cash. In connection with this acquisition, the Company acquired net tangible assets of $0.1 million, intangible assets of $12.4 million, and recognized goodwill of $0.5 million.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable intangible assets. If the IPR&D project is abandoned, the related purchased intangible asset is written-off in the period abandoned.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of December 31, 2014 and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$269.3	$—	$(0.3)	$269.0
Certificates of deposit	10.6	—	—	10.6
Commercial paper	20.3	—	—	20.3
Corporate debt securities	738.6	0.5	(1.1)	738.0
Foreign government debt securities	24.6	—	—	24.6
Government-sponsored enterprise obligations	162.2	—	(0.1)	162.1
U.S. government securities	246.1	—	(0.1)	246.0
Total fixed income securities	1,471.7	0.5	(1.6)	1,470.6
Money market funds	594.2	—	—	594.2
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	2.1	—	(0.1)	2.0
Total available-for-sale securities	2,071.9	0.6	(1.7)	2,070.8
Trading securities in mutual funds(1)	16.3	—	—	16.3
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

Reported as:
Cash equivalents	$576.6	$—	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	332.2	0.2	(0.2)	332.2
Long-term investments	1,134.2	0.4	(1.5)	1,133.1
Total	$2,088.2	$0.6	$(1.7)	$2,087.1
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed income securities:
Asset-backed securities	$249.9	$0.1	$(0.1)	$249.9
Certificates of deposit	27.6	—	—	27.6
Commercial paper	6.9	—	—	6.9
Corporate debt securities	813.6	2.0	(0.3)	815.3
Foreign government debt securities	10.7	—	—	10.7
Government-sponsored enterprise obligations	306.2	0.1	(0.1)	306.2
U.S. government securities	303.3	0.1	(0.1)	303.3
Total fixed income securities	1,718.2	2.3	(0.6)	1,719.9
Money market funds	1,043.7	—	—	1,043.7
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	12.0	104.5	(1.9)	114.6
Total available-for-sale securities	2,777.8	106.9	(2.5)	2,882.2
Trading securities in mutual funds(1)	15.4	—	—	15.4
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

Reported as:
Cash equivalents	$996.2	$—	$—	$996.2
Restricted investments	87.5	0.1	—	87.6
Short-term investments	459.0	104.9	(2.0)	561.9
Long-term investments	1,250.5	1.9	(0.5)	1,251.9
Total	$2,793.2	$106.9	$(2.5)	$2,897.6
_______________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$337.5	$0.1	$(0.2)	$337.4
Due between one and five years	1,134.2	0.4	(1.4)	1,133.2
Total	$1,471.7	$0.5	$(1.6)	$1,470.6

The Company had 437 and 178 investments in unrealized loss positions as of December 31, 2014 and December 31, 2013, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2014, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2014, 2013, and 2012.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company’s intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended December 31, 2014, the Company determined that certain available-for-sale equity securities were other-than temporarily impaired, resulting in an impairment charge of $1.1

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

million that was recorded within other income (expense), net, in the Consolidated Statement of Operations. During the years ended December 31, 2013 and December 31, 2012 the Company did not recognize other-than-temporary impairments associated with these investments.

During the year ended December 31, 2014, gross realized gains from available-for-sale securities were $166.8 million and gross realized losses were not material, excluding the impairment charge noted above. There were no material gross realized gains or losses from trading securities during the year ended December 31, 2014, and there were no material gross realized gains or losses from available-for-sale and trading securities during the years ended December 31, 2013, and December 31, 2012.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2014 and December 31, 2013 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$221.9	$(0.3)	$—	$—	$221.9	$(0.3)
Corporate debt securities	515.9	(1.1)	—	—	515.9	(1.1)
Foreign government debt securities(1)	24.6	—	—	—	24.6	—
Government-sponsored enterprise obligations	113.8	(0.1)	—	—	113.8	(0.1)
U.S. government securities	189.0	(0.1)	—	—	189.0	(0.1)
Total fixed income securities	1,065.2	(1.6)	—	—	1,065.2	(1.6)
Publicly-traded equity securities	2.0	(0.1)	—	—	2.0	(0.1)
Total available-for sale securities	$1,067.2	$(1.7)	$—	$—	$1,067.2	$(1.7)
 ________________________________
(1) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2014.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
Fixed income securities:
Asset-backed securities(1)	$153.0	$(0.1)	$0.6	$—	$153.6	$(0.1)
Corporate debt securities(1)	156.1	(0.3)	9.7	—	165.8	(0.3)
Foreign government debt securities(2)	10.0	—	—	—	10.0	—
Government-sponsored enterprise obligations	123.1	(0.1)	—	—	123.1	(0.1)
U.S. government securities	119.7	(0.1)	—	—	119.7	(0.1)
Total fixed income securities	561.9	(0.6)	10.3	—	572.2	(0.6)
Publicly-traded equity securities	6.8	(1.9)	—	—	6.8	(1.9)
Total available-for-sale securities	$568.7	$(2.5)	$10.3	$—	$579.0	$(2.5)
 ________________________________

(1)	Balances 12 months or greater include investments that were in an immaterial unrealized loss position as of December 31, 2013.

(2)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2013.

Restricted Cash and Investments

The Company classifies certain cash and investments as restricted cash and investments on its Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2014; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers indemnification trust ("D&O Trust"). The restricted investments are designated as available-for-sale securities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Privately-Held Investments

As of December 31, 2014 and December 31, 2013, the carrying values of the Company's privately-held investments of $89.9 million and $57.2 million, respectively, were included in other long-term assets in the Consolidated Balance Sheets. As of December 31, 2014, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $47.5 million. For the year ended December 31, 2014, the Company recorded $15.0 million in other comprehensive income for unrealized gains associated with its privately-held debt securities. During the year ended December 31, 2013, there were $102.7 million unrealized gains associated with its privately-held securities in other comprehensive income.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the years ended December 31, 2014, 2013, and 2012, the Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $1.1 million, $2.8 million, and $20.0 million, respectively, that were recorded within other income (expense), net in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$269.0	$—	$269.0
Certificates of deposit	—	10.6	—	10.6
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	738.0	—	738.0
Foreign government debt securities	—	24.6	—	24.6
Government-sponsored enterprise obligations	—	162.1	—	162.1
Money market funds (1)	594.2	—	—	594.2
Mutual funds (2)	4.0	—	—	4.0
Publicly-traded equity securities	2.0	—	—	2.0
U.S. government securities	246.0	—	—	246.0
Total available-for-sale securities	846.2	1,224.6	—	2,070.8
Trading securities in mutual funds (3)	16.3	—	—	16.3
Privately-held debt securities	—	—	47.5	47.5
Derivative assets:
Foreign exchange contracts	—	0.1	—	0.1
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)

Total assets measured at fair value, reported as:
Cash equivalents	$552.9	$23.7	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	87.0	245.2	—	332.2
Long-term investments	177.4	955.7	—	1,133.1
Prepaid expenses and other current assets	—	0.1	—	0.1
Other long-term assets	—	—	47.5	47.5
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)
________________________________

(1)	Balance includes $41.3 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$249.9	$—	$249.9
Certificates of deposit	—	27.6	—	27.6
Commercial paper	—	6.9	—	6.9
Corporate debt securities	—	815.3	—	815.3
Foreign government debt securities	—	10.7	—	10.7
Government-sponsored enterprise obligations	—	306.2	—	306.2
Money market funds (1)	1,043.7	—	—	1,043.7
Mutual funds (2)	4.0	—	—	4.0
Publicly-traded equity securities	114.6	—	—	114.6
U.S. government securities	197.2	106.1	—	303.3
Total available-for-sale securities	1,359.5	1,522.7	—	2,882.2
Trading securities in mutual funds (3)	15.4	—	—	15.4
Privately-held debt securities	—	—	28.1	28.1
Derivative assets:
Foreign exchange contracts	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$28.1	$2,928.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Total assets measured at fair value, reported as:
Cash equivalents	$965.1	$31.1	$—	$996.2
Restricted investments	87.6	—	—	87.6
Short-term investments	246.5	315.4	—	561.9
Long-term investments	75.7	1,176.2	—	1,251.9
Prepaid expenses and other current assets	—	3.0	—	3.0
Other long-term assets	—	—	28.1	28.1
Total assets measured at fair value	$1,374.9	$1,525.7	$28.1	$2,928.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)
_______________________________

(1)	Balance includes $83.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the year ended December 31, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value. During the year ended December 31, 2013, the Company transferred approximately $287.4 million of government agency bonds within government sponsored enterprise obligations from Level 1 to Level 2 primarily due to the use of additional valuation inputs more appropriately classified as Level 2 inputs. During the year ended December 31, 2013, the Company had no transfers to Level 3.

All of the Company's privately-held debt securities are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the year ended December 31, 2014, there were purchases of $5.0 million related to privately-held debt securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held equity investments, are measured at fair value on a nonrecurring basis, only if impairment is indicated. Privately-held equity investments, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure.
As of December 31, 2014, the Company recorded a goodwill impairment charge of $850.0 million for its Security reporting unit measured at fair value on a nonrecurring basis. The remeasurement of goodwill is classified as Level 3 value assessment due to the significance of unobservable inputs developed using company-specific information. Refer to Note 7 Goodwill and Purchased Intangible Assets for further information on the goodwill impairment charge and the unobservable inputs used.

As of December 31, 2014, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis. As of December 31, 2013, the Company had $2.0 million of privately-held equity investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The impairment charges of $2.8 million, representing the difference between the net book value and the fair value, are recorded to other income (expense), net in the Consolidated Statements of Operations.

As of December 31, 2012, certain purchased intangible assets with a carrying value of $5.4 million, were impaired and were written-down to their fair value of zero. The impairment charge of $5.4 million was recorded within cost of revenues on the Consolidated Statement of Operations and was classified as Level 3. The Company measured the fair value of these assets primarily using discounted cash flow projections. As of December 31, 2014, the Company had no impairments associated with purchased intangible assets.

As of December 31, 2014 and 2013, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2014, the estimated fair value of the Company's promissory note in connection with the sale of Junos Pulse recorded in other long term assets in the Consolidated Balance Sheet was $125.0 million classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. As of December 31, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt in the Consolidated Balance Sheets was approximately $1,395.2 million and $1,023.5 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2014	2013
Cash flow hedges	$160.7	$137.6
Non-designated derivatives	78.0	144.4
Total	$238.7	$282.0

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

As of December 31, 2014, the Company recognized a loss of $3.4 million in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a gain of $3.4 million during the year ended December 31, 2014 from other comprehensive income to operating expense in the Consolidated Statements of Operations. As of December 31, 2013, the Company recognized a loss of $1.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million during the year ended December 31, 2013 from other comprehensive income to operating expense in the Consolidated Statements of Operations. As of December 31, 2012, the Company recognized a gain of $7.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $7.5 million during the year ended December 31, 2012 from other comprehensive income to operating expense in the Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Consolidated Statements of Operations was not material during the years ended December 31, 2014, 2013, and 2012.

Non-Designated Derivatives

During the years ended December 31, 2014, 2013, and 2012, the Company recognized a net loss of $2.4 million, a net gain of $0.9 million, and a gain of $1.0 million, respectively, on non-designated derivative instruments within other income (expense), net, in its Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 31, 2014 and December 31, 2013, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity (in millions):

Total
December 31, 2012	$4,057.8
Foreign currency translation adjustment	(0.1)
December 31, 2013	4,057.7
Additions due to business combination	13.6
Impairment	(850.0)
Divestiture	(239.8)
December 31, 2014	$2,981.5

In the fourth quarter of 2014, the Company performed its annual goodwill impairment test for the Company's three reporting units: Routing, Switching, and Security. The Company compared each reporting units’ fair value to their current value to determine whether an impairment exists. The fair value was determined by using a combination of the income approach and the market approach.

Under the income approach, the fair value of each reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used were based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, the Company estimated the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units. The income approach and the market approach were equally weighted to derive the fair value of each reporting unit.

The fair value of the Company’s Routing and Switching reporting units significantly exceeded their carrying value. However the fair value of the Security reporting unit did not exceed its carrying value and therefore the Company determined the Security reporting unit’s goodwill was impaired. In 2014, the Company re-aligned its go-to-market and research and development resources on projects with the highest potential for growth and continued to leverage its engineering efforts across its Routing, Switching, and Security products. In the fourth quarter of 2014, the Company began to implement a new Security strategy focused on network resiliency and performance based on the SRX platform. As a result, the Company rationalized its Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased the Company's short term and near term revenue and profitability forecasts of the Security reporting unit.

In determining the impairment amount, the fair value of the Security reporting unit was allocated to its assets and liabilities, including any unrecognized intangible assets, based on their respective fair values. Assumptions used in measuring the value of these assets and liabilities included the discount rates, customer renewal rates, and technology obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. Based on this allocation, the Security reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million which was recorded in the Consolidated Statement of Operations.

There were no impairments to goodwill during the years ended December 31, 2013, and 2012.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of December 31, 2014
Intangible assets with finite lives:
Technologies and patents	$567.7	$(466.1)	$(49.9)	$51.7
Customer contracts, support agreements, and related relationships	78.1	(65.2)	(2.8)	10.1
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(531.8)	$(52.7)	$62.4

As of December 31, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(453.4)	$(30.5)	$97.5
Customer contracts, support agreements, and related relationships	74.3	(62.7)	(2.2)	9.4
Total purchased intangible assets	$655.7	$(516.1)	$(32.7)	$106.9

The following table presents the amortization of intangible assets included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$30.9	$27.3	$27.6
Operating expenses:
Sales and marketing	4.2	3.4	3.5
General and administrative	1.2	1.2	1.2
Total operating expenses	5.4	4.6	4.7
Total	$36.3	$31.9	$32.3

In connection with the restructuring plan in 2014 and 2012 discussed in Note 9, Restructuring and Other Charges, the Company determined certain intangible assets of $20.0 million and $10.7 million, respectively, were no longer utilized. Additionally, in 2012 the Company recorded a $5.4 million impairment charge as a result of the fair value assessment. During the year ended December 31, 2014, the Company recorded charges of $19.3 million in cost of revenues and $0.7 million in restructuring and other charges in the Consolidated Statements of Operations. During the year ended December 31, 2012, the Company recorded charges of $16.1 million in cost of revenues in the Consolidated Statements of Operations. There were no impairment charges to purchased intangible assets during the years ended December 31, 2013.

As of December 31, 2014, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2015	$24.2
2016	13.8
2017	8.9
2018	5.2
2019	4.9
Thereafter	5.4
Total	$62.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components to be used in the manufacturing process and finished goods inventory in transit. Inventories are reported within prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets. Total inventories consisted of the following (in millions):

	As of December 31,
	2014	2013
Production materials	$38.3	$51.3
Finished goods	24.2	1.4
Inventories	$62.5	$52.7

During the year ended December 31, 2014, the Company recorded $15.5 million to cost of revenues, related to the acceleration of the end-of-life of certain products in connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges. There were no such charges during the year ended December 31, 2013.

During the year ended December 31, 2012, the Company recorded charges of $44.3 million, to cost of revenues, representing inventory held in excess of forecasted demand, of which $36.3 million was in connection with the restructuring plan in 2012 discussed in Note 9, Restructuring and Other Charges.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2014	2013
Computers and equipment	$806.1	$794.6
Software	161.2	108.4
Leasehold improvements	179.5	202.6
Furniture and fixtures	33.7	42.5
Building and building improvements	238.4	242.6
Land and land improvements	241.0	238.9
Construction-in-process	70.3	79.5
Property and equipment, gross	1,730.2	1,709.1
Accumulated depreciation	(825.9)	(826.8)
Property and equipment, net	$904.3	$882.3

Depreciation expense was $141.9 million, $148.2 million, and $154.7 million in 2014, 2013, and 2012, respectively. Property and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of December 31,
	2014	2013
Privately-held investments	$89.9	$57.2
Licensed software	8.6	90.4
Federal income tax receivable	20.0	20.0
Customer financing receivable	16.9	19.9
Inventory	8.0	15.2
Prepaid costs, deposits, and other	35.5	31.1
Promissory note in connection with the sale of Junos Pulse(1)	125.0	—
Other long-term assets	$303.9	$233.8
_______________________________

(1)	Refer to Other Income (Expense), net below for further information on the promissory note.

In connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company reviewed its product portfolio and determined to cease development of the application delivery controller software technology licensed in July 2012 as well as development of another technology, for which the Company has a prepaid license. As a result, the Company recognized a total charge of $85.4 million recorded within operating expenses in the Consolidated Statements of Operations during the year ended December 31, 2014. There were no revenues associated with this technology.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported as accrued warranty within current liabilities in the Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2014	2013
Beginning balance	$28.0	$29.7
Provisions made during the period, net	28.6	28.8
Adjustments related to pre-existing warranties	—	(2.1)
Actual costs incurred during the period	(27.9)	(28.4)
Ending balance	$28.7	$28.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2014	2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$180.3	$184.9
Distributor inventory and other sell-through items	103.7	118.7
Deferred gross product revenue	284.0	303.6
Deferred cost of product revenue	(58.4)	(58.6)
Deferred product revenue, net	225.6	245.0
Deferred service revenue	850.1	824.3
Total	$1,075.7	$1,069.3
Reported as:
Current	$780.8	$705.8
Long-term	294.9	363.5
Total	$1,075.7	$1,069.3

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

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Interest income	$10.0	$8.7	$11.0
Interest expense	(66.9)	(58.4)	(52.9)
Net gain on legal settlement	196.1	—	—
Gain on investments	167.9	11.3	26.7
Gain on sale of Junos Pulse	19.6	—	—
Other	6.7	(2.0)	(1.4)
Other income (expense), net	$333.4	$(40.4)	$(16.6)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

Interest Expense

For the years ended December 31, 2014, 2013 and 2012, interest expense included $57.5 million, net of $2.7 million capitalized, $45.2 million, net of $1.9 million capitalized, and $40.0 million, net of $7.1 million capitalized, respectively, related to the Company's outstanding long-term debt issued in March 2011 and in February 2014 discussed in Note 10, Long-Term Debt and Financing.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Gain on Legal Settlement

During the year ended December 31, 2014, the Company entered into a settlement agreement with Palo Alto Networks, Inc. ("PAN") resolving a patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

Gain on Investments

During the year ended December 31, 2014, the Company recorded a gain of $163.0 million, primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon IPO and subsequently sold.

During the year ended December 31, 2013, net gain on investments was primarily comprised of a gain of $7.1 million related to the Company's privately-held investments.

Gain on Sale of Junos Pulse

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. As a result of the sale, the Company recorded a gain of $19.6 million in other income (expense), net in the Consolidated Statement of Operations. The Company's sale of Junos Pulse is driven by product rationalization in connection with the Company's initiative to focus on projects with the highest potential for growth.

Note 9. Restructuring and Other Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Years Ended December 31,
	2014	2013	2012
Severance	$52.6	$22.9	$36.7
Facilities	14.4	10.0	5.8
Contract terminations and other	2.3	14.6	57.2
Asset impairments and write-downs	139.2	—	—
Total	$208.5	$47.5	$99.7

Reported as:
Cost of revenues	$41.5	$8.4	$52.9
Restructuring and other charges	167.0	39.1	46.8
Total	$208.5	$47.5	$99.7

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

During the year ended December 31, 2014, the Company recorded $52.0 million of severance costs, $14.2 million of facility consolidation and closures costs, $85.4 million of impairment charges related to licensed software, $12.3 million of asset write-downs, and $2.3 million of charges related to contract terminations, which were recorded to restructuring and other charges in the Consolidated Statements of Operations. In connection with the facility consolidation and closures charge of $14.2 million, the

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Company, with the consent of its landlord and the administrative agent for the holder of certain liens secured upon the buildings on the leased premises, assigned certain of its real property leases, totaling approximately 0.4 million square feet, to a third party. Concurrently with the assignments, the Company executed a sublease with the assignee for one of the properties of approximately 0.1 million square feet, for a period of two years, with one-time right to extend the term for up to six months. Under these arrangements, the Company paid $12.3 million to the landlord and was released from all future lease obligations following the date of the assignments. The Company also incurred $5.3 million of transaction fees, which were recorded to restructuring and other charges in the Consolidated Statements of Operations. Offsetting these charges was an adjustment relating to deferred rent liability relating to these premises of $9.8 million.

The Company also recorded inventory write-downs of $15.5 million, intangibles write-downs of $19.3 million, and a charge related to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Consolidated Statements of Operations during the year ended December 31, 2014.

The 2014 Restructuring Plan has been substantially completed as of December 31, 2014, and the Company does not expect to record significant future charges under this restructuring plan.

2013 Restructuring Plan

During 2013, the Company initiated a restructuring plan (the "2013 Restructuring Plan") to continue to improve its cost structure and rationalize its product portfolio and rebalance its investments. The 2013 Restructuring Plan consists of workforce reductions, contract terminations, and project cancellations. The Company recorded $0.6 million in severance costs related to the 2013 Restructuring Plan during the year ended December 31, 2014. Under the 2013 Restructuring Plan, total costs incurred through December 31, 2014 were $28.9 million, of which $3.3 million was recorded within cost of revenues and $25.6 million was recorded within restructuring and other charges in the Consolidated Statements of Operations. The restructuring activities related to this plan are substantially complete, and the Company does not expect to record significant future charges under this plan.

2012 Restructuring Plan

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its desired long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the year ended December 31, 2014, the Company continued to implement restructuring activities under the 2012 Restructuring Plan and recorded $0.2 million in charges for facility consolidations or closures. Under the 2012 Restructuring Plan, total costs incurred through December 31, 2014 were $112.8 million, of which $58.0 million was recorded within cost of revenues, primarily related to certain inventory and intangible asset impairment charges, and $54.8 million was recorded within restructuring and other charges in the Consolidated Statements of Operations. The restructuring activities related to this plan are substantially complete, and the Company does not expect to record significant future charges under this plan.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the year ended December 31, 2014 (in millions):

	December 31, 2013	Charges	Cash Payments	Non-cash Settlements and Other	December 31, 2014
Severance	$5.6	$52.6	$(47.4)	$(1.4)	$9.4
Facilities	5.1	14.4	(20.2)	8.1	7.4
Contract terminations and other	7.1	2.3	(8.3)	(0.9)	0.2
Total	$17.8	$69.3	$(75.9)	$5.8	$17.0

As of December 31, 2014, the Company's restructuring liability was $17.0 million, of which $9.6 million is related to severance and other charges expected to be settled by the first quarter of 2015. The remaining $7.4 million related to facility closures is expected to be paid through March 2018.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of December 31, 2014
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.25%
4.60% fixed-rate notes, due 2021	300.0	4.69%
4.50% fixed-rate notes, due 2024	350.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.03%
Total senior notes	1,350.0
Unaccreted discount	(1.0)
Total	$1,349.0

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 ("2016 Notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes"). In February 2014, the Company issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes" and, collectively the "Notes").

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

The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of December 31, 2014, the Company was in compliance with all of its covenants in the indentures governing the Company's notes.

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

As of December 31, 2014, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred. In 2014, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result the Company's customer financing activities significantly declined from fiscal year 2013 to 2014.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $440.3 million, $898.4 million and $677.8 million during the years ended December 31, 2014, 2013, and 2012, respectively.

The Company received cash proceeds from the financing provider of $602.1 million, $843.9 million, and $679.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and December 31, 2013, the amounts owed by the financing provider were $28.0 million and $189.8 million, respectively, and were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of December 31, 2014, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $22.2 million as of December 31, 2014.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the estimated cash received from the financing provider not recognized as revenue from distributors was $67.5 million and $62.3 million, respectively.

Note 11. Equity

Cash Dividends on Shares of Common Stock

During 2014, the Company declared two quarterly cash dividends of $0.10 per share on July 22, 2014 and on October 23, 2014, paid on September 23, 2014 and on December 23, 2014 to stockholders of record as of the close of business on September 2, 2014 and December 2, 2014, respectively, in the aggregate amount of $86.0 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper Networks or authorized committee thereof. See Note 18, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2014.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program for a total of $3.4 billion. As of December 31, 2014, there was $1.2 billion of authorized funds remaining under the 2014 Stock Repurchase Program. In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase programs and accelerated share repurchase, and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2014
Repurchases under stock repurchase program	46.8	$22.42	$1,050.0
Accelerated share repurchase(1)	49.3	$24.35	$1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
2013
Repurchases under stock repurchase program	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
2012
Repurchases under stock repurchase program	35.8	$18.05	$645.6
Repurchases for tax withholding	0.2	$23.40	$5.0
_______________________________

(1)
As part of the 2014 Stock Repurchase Program, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of the Company's common stock. The Company made an up-front payment of $1.2 billion pursuant to the ASR to repurchase the Company's common stock. The aggregate number of shares ultimately purchased was determined based on a volume weighted average repurchase price, less an agreed upon discount. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

The Company intends to repurchase $1.0 billion of its common stock by the end of the second quarter of 2015, as part of its three year capital return program. Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock repurchase programs may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to December 31, 2014.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive (Loss) Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the years ended December 31, 2014 and December 31, 2013 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$2.1	$3.0	$(0.4)	$4.7
Other comprehensive gain (loss) before reclassifications	65.1	0.7	(3.4)	62.4
Amount reclassified from accumulated other comprehensive income	(1.0)	(1.5)	—	(2.5)
Other comprehensive gain (loss)	64.1	(0.8)	(3.4)	59.9
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
Other comprehensive gain (loss) before reclassifications	48.7	(4.1)	(14.2)	30.4
Amount reclassified from accumulated other comprehensive income	(106.5)	(2.3)	—	(108.8)
Other comprehensive loss, net	(57.8)	(6.4)	(14.2)	(78.4)
Balance as of December 31, 2014	$8.4	$(4.2)	$(18.0)	$(13.8)
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the years ended December 31, 2014 and December 31, 2013 for realized gains on available-for-sale securities of $104.3 million and $1.0 million, respectively, are included in other income (expense), net, in the Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the year ended December 31, 2014 for realized gains on cash flow hedges are included within research and development of $1.4 million, sales and marketing of $0.3 million, and general and administrative of $0.7 million and for realized losses within cost of revenues of $0.1 million for which the hedged transactions relate in the Consolidated Statements of Operations. The reclassifications out of accumulated other comprehensive income during the year ended December 31, 2013 for realized gains on cash flow hedges are included within cost of revenues of $1.1 million and sales and marketing of $4.3 million and for realized losses within research and development of $3.4 million and general and administrative of $0.5 million for which the hedged transactions relate in the Consolidated Statements of Operations.

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

As of December 31, 2014, a total of approximately 82.3 million shares of common stock were reserved for future issuance upon exercise of stock options and vesting of RSUs, RSAs, and PSAs, and for the future grant of share-based compensation awards under the Company's equity incentive plans.

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of December 31, 2014, the 2006 Plan had 27.1 million shares subject to currently outstanding equity awards and 47.8 million shares available for future issuance. Options granted under the 2006 Plan have a maximum term of seven years from the date of grant, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, RSUs or PSAs that vest solely based on continuing employment or provision of services will vest in full no earlier than three years from the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than one year from the grant date.

During 2012 through 2014, the Company completed the acquisitions of Mykonos, Contrail, and WANDL and assumed their respective plans: Mykonos Software, Inc. 2010 Stock Plan; Contrail Systems Inc. 2012 Stock Plan, and WANDL, Inc. 2013 Restricted Stock Unit Plan. In connection with these plans, the Company assumed stock options, RSUs, RSAs, and PSAs and exchanged the assumed awards for Juniper Networks' stock options, RSUs, RSAs, and PSAs, respectively. No additional awards can be granted under these plans. The Company assumed an aggregate of 8.5 million shares of stock options, RSUs, RSAs, and PSAs in connection with the acquisitions of Mykonos, Contrail, and WANDL. As of December 31, 2014 stock options, RSUs, RSAs, and PSAs representing approximately 4.1 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

The ESPP was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of December 31, 2014, approximately 15.7 million shares have been issued and 3.3 million shares remain available for future issuance under the ESPP.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2014 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	38.6	$23.98	3.7	$75.3
Granted	3.1	22.81
Assumed(*)	0.9	0.57
Canceled	(2.8)	26.64
Exercised	(3.6)	11.71
Expired	(2.1)	26.97
Balance as of December 31, 2012	34.1	$24.13	3.1	$52.5
Canceled	(1.3)	29.56
Exercised	(5.6)	15.58
Expired	(4.1)	28.35
Balance as of December 31, 2013	23.1	$25.15	2.4	$44.6
Canceled	(0.6)	30.15
Exercised	(5.4)	19.76
Expired	(7.2)	29.11
Balance as of December 31, 2014	9.9	$24.87	2.0	$24.7

As of December 31, 2014:
Vested and expected-to-vest options	9.8	$25.00	2.0	$23.6
Exercisable options	9.1	$25.88	1.7	$15.9
_____________________________

(*)	Stock options assumed in connection with the acquisition of Contrail.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.32 per share as of December 31, 2014 and the exercise price, multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $33.4 million, $29.4 million, and $27.9 million for 2014, 2013, and 2012, respectively. Total fair value of options vested during 2014, 2013, and 2012 was $20.8 million, $45.2 million, and $70.9 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additional information regarding outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price (In dollars)	Number Outstanding (In millions)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price (In dollars)	Number Exercisable (In millions)	Weighted Average Exercise Price (In dollars)
$0.03 - $15.09	1.7	3.6	$9.58	1.3	$12.23
$16.39 - $22.59	1.4	1.5	20.36	1.2	20.34
$22.74 - $24.61	1.1	2.0	23.85	0.9	23.81
$24.73 - 24.73	0.1	0.4	24.73	0.1	24.73
$25.16- $25.16	1.2	0.2	25.16	1.2	25.16
$25.19 - $26.90	1.0	1.3	26.24	1.0	26.24
$26.97 - $29.89	1.6	1.8	28.71	1.6	28.70
$30.01 - $38.93	0.7	2.9	33.57	0.7	33.60
$40.26 - $40.26	0.7	2.8	40.26	0.7	40.26
$44.00 - $44.00	0.4	3.0	44.00	0.4	44.00
$0.03 - $44.00	9.9	2.0	$24.87	9.1	$25.88

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

RSUs and RSAs generally vest over a period of three to four years from the date of grant and PSAs generally vest over a period of two to three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three years ended December 31, 2014 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	19.6	$30.27	1.5	$400.5
RSUs granted	9.9	20.79
RSUs assumed(1)(2)	0.2	22.21
PSAs granted(3)	2.2	23.07
RSAs assumed(2)	5.8	19.59
RSUs vested(8)	(3.1)	27.04
PSAs vested(8)	(1.9)	18.21
RSAs vested(8)	(0.7)	19.59
RSUs canceled	(2.9)	27.77
PSAs canceled	(2.3)	29.71
Balance as of December 31, 2012	26.8	$27.76	1.7	$565.0
RSUs granted	10.3	20.32
PSAs granted(4)	2.2	21.27
RSUs vested(8)	(6.1)	26.15
PSAs vested(8)	(1.1)	28.52
RSAs vested(8)	(1.6)	19.59
RSUs canceled	(3.4)	22.99
PSAs canceled	(1.7)	29.10
Balance as of December 31, 2013	25.4	$23.44	1.1	$573.5
RSUs granted(5)(9)	10.0	22.52
RSUs assumed(6)	0.4	22.66
RSAs assumed(6)	0.9	22.66
PSAs granted(7)(9)	1.4	24.25
PSAs assumed(6)	0.2	22.66
RSUs vested(8)	(7.3)	22.98
RSAs vested(8)	(1.4)	19.59
PSAs vested(8)	(1.1)	36.19
RSUs canceled	(4.0)	21.63
PSAs canceled	(3.2)	30.43
Balance at December 31, 2014	21.3	$22.05	1.1	$475.0

As of December 31, 2014
Vested and expected-to-vest RSUs, RSAs, and PSAs	17.7	$21.99	1.0	$395.2
________________________________

(1)	RSUs assumed in connection with the acquisition of Mykonos

(2)	RSUs and RSAs assumed in connection with the acquisition of Contrail.

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

(5)	Includes service-based and market-based RSUs granted under the 2006 Plan according to its terms.

(6)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

(7)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.9 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 1.4 million shares.

(8)	Total fair value of RSUs, RSAs, and PSAs vested during 2014, 2013, and 2012 was $210.1 million, $221.5 million, and $132.0 million, respectively.

(9)
On February 20, 2014, the Company announced its intention to initiate a quarterly cash dividend of $0.10 per share of common stock in the third quarter of 2014. As a result of the Company's announcement, the grant date fair value of RSUs and PSAs granted after the announcement date were reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. The Company paid quarterly cash dividends in the third and fourth quarter of 2014 of $0.10 per share totaling $86.0 million. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on the Company's financial performance, economic outlook, and any other relevant considerations.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2006 Plan as of December 31, 2014 (in millions):

Number of Shares
Balance as of December 31, 2013	49.1
RSUs and PSAs granted (1)	(24.1)
RSUs and PSAs canceled (1)	15.0
Options canceled (2)	0.6
Options expired (2)	7.2
Balance as of December 31, 2014	47.8
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

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 2.9 million, 3.3 million, and 3.5 million shares of common stock through the ESPP at an average exercise price of $19.30, $16.53, and $16.26 per share during 2014, 2013, and 2012, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for stock options, ESPP, and market-based RSUs were as follows:

	Years Ended December 31,
	2014	2013	2012
Stock Options(1):
Volatility	—	—	45%
Risk-free interest rate	—	—	0.7%
Expected life (years)	—	—	4.2
Dividend yield	—	—	—
Weighted-average fair value per share	—	—	$8.47

ESPP(1):
Volatility	30%	36%	47%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5
Dividend yield	0% - 1.8%	—	—
Weighted-average fair value per share	$5.72	$5.54	$5.53

Market-based RSUs(2)
Volatility	36%	—	—
Risk-free interest rate	1.6%	—	—
Dividend yield	0% - 2.0%	—	—
Weighted-average fair value per share	$16.89	—	—
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of stock options and ESPP.

(2)
The fair value of market-based RSUs utilizes the Monte Carlo simulation option pricing model. The Company amortizes the fair value of these awards over the derived service period adjusted for estimated forfeitures for each separately vesting tranche of the award. Provided that the derived service is rendered, the total fair value of the market-based RSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues - Product	$5.0	$4.7	$4.6
Cost of revenues - Service	14.2	15.4	17.0
Research and development	134.5	127.6	109.1
Sales and marketing	60.2	70.9	81.6
General and administrative	26.1	26.0	31.1
Total	$240.0	$244.6	$243.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2014	2013	2012
Stock options	$14.9	$31.5	$58.9
RSUs, RSAs, and PSAs	209.7	196.8	163.7
ESPP	15.4	16.3	20.8
Total	$240.0	$244.6	$243.4

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of December 31, 2014 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$11.4	1.3
RSUs, RSAs, and PSAs	$257.8	1.7

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $20.2 million, $20.7 million, and $20.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments and offsetting obligations are included within accrued compensation in the Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other income (expense), net, and the offsetting compensation expense is recorded as operating expenses in the Consolidated Statements of Operations. The deferred compensation liability under the NQDC plan was approximately $16.3 million and $15.4 million as of December 31, 2014 and December 31, 2013, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13. Segments

In 2014, the Company realigned its organization into a One-Juniper structure which includes consolidating each of the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the consolidated business is considered to be one reportable segment, consistent with how the Company’s chief operating decision maker ("CODM") views the business, allocates resources, and assesses the performance of the Company.

The Company continues to sell its high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

The following table presents net revenues by product and service (in millions):

	Years Ended December 31,
	2014	2013	2012
Routing	$2,223.9	$2,318.0	$2,037.6
Switching	721.2	638.0	554.8
Security	463.6	563.9	669.7
Total product	3,408.7	3,519.9	3,262.1

Total service	1,218.4	1,149.2	1,103.3
Total	$4,627.1	$4,669.1	$4,365.4

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2014	2013	2012
Americas:
United States	$2,410.6	$2,381.5	$2,067.5
Other	219.7	232.0	218.4
Total Americas	2,630.3	2,613.5	2,285.9
Europe, Middle East, and Africa	1,263.3	1,256.9	1,266.3
Asia Pacific	733.5	798.7	813.2
Total	$4,627.1	$4,669.1	$4,365.4

During the years ended December 31, 2014 and 2013, no customer accounted for greater than 10% of the Company's net revenues. During the year ended December 31, 2012, Verizon accounted for 10.3% of the Company's net revenues.

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of December 31,
	2014	2013
United States	$871.7	$885.6
International	95.0	103.6
Property and equipment, net and purchased intangible assets, net	$966.7	$989.2

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2014 and December 31, 2013, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14.	Income Taxes

The components of pretax (loss) income and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(509.7)	$248.7	$114.1
Foreign	423.4	276.8	177.4
Total pretax (loss) income	$(86.3)	$525.5	$291.5

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$180.1	$(12.9)	$94.3
States	15.2	(5.0)	8.4
Foreign	33.7	32.5	37.1
Total current provision (benefit)	229.0	14.6	139.8
Deferred provision (benefit):
Federal	17.3	51.2	(28.8)
States	1.2	(2.7)	(1.5)
Foreign	0.5	22.6	3.5
Total deferred provision (benefit)	19.0	71.1	(26.8)
Income tax benefits attributable to employee stock plan activity	—	—	(8.0)
Total provision (benefit) for income taxes	$248.0	$85.7	$105.0

The provision for income taxes differs from the amount computed by applying the federal statutory rate to pretax (loss) income as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Expected (benefit) provision at 35% rate	$(30.2)	$184.0	$102.0
State taxes (benefit), net of federal benefit	9.5	(3.6)	2.0
Foreign income at different tax rates	(90.2)	(37.7)	(11.6)
Research and development credits	(17.1)	(32.5)	(0.5)
Share-based compensation	25.3	25.6	22.4
Non-deductible goodwill impairment	297.5	—	—
Gain on sale of Junos Pulse	75.6	—	—
Release of valuation allowance	(22.8)	—	(3.4)
Settlement with tax authorities	—	(28.3)	—
Domestic production activities	(6.8)	(26.3)	—
Non-deductible compensation	3.2	1.5	0.6
Equity investment gain on acquisition	—	—	(5.3)
Other	4.0	3.0	(1.2)
Total provision for income taxes	$248.0	$85.7	$105.0

In 2014, the Company has provided tax on a pre-tax loss primarily due to the non-deductible goodwill charge. In 2013, the Company recorded $64.2 million of net income tax benefit related to items unique to the year. These amounts included $19.7 million for a multi-year claim related to the U.S. production activities deduction, $28.3 million for a tax settlement with the IRS, and $16.2 million of U.S. federal R&D tax credit resulting from the American Taxpayer Relief Act of 2012 signed on January 2, 2013, which retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$1.3	$1.1
Foreign tax credit carry-forwards	69.7	63.4
Research and other credit carry-forwards	122.5	106.6
Deferred revenue	104.9	71.0
Stock-based compensation	55.8	86.1
Reserves and accruals not currently deductible	129.8	153.9
Other	19.8	13.7
Total deferred tax assets	503.8	495.8
Valuation allowance	(144.5)	(155.7)
Deferred tax assets, net of valuation allowance	359.3	340.1
Deferred tax liabilities:
Property and equipment basis differences	(35.6)	(3.1)
Purchased intangibles	(16.7)	(10.1)
Unremitted foreign earnings	(260.6)	(258.9)
Deferred compensation and other	(5.1)	(38.7)
Other	—	(0.4)
Total deferred tax liabilities	(318.0)	(311.2)
Net deferred tax assets	$41.3	$28.9

The breakdown between current and long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2014	2013
Current deferred tax assets	$147.0	$79.8
Long-term deferred tax assets	1.7	2.4
Long-term deferred tax liabilities	(107.4)	(53.3)
Total net deferred tax assets	$41.3	$28.9

As of December 31, 2014, and 2013, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $144.5 million and $155.7 million, respectively. The balance at December 31, 2014 consisted of approximately $125.2 million and $9.7 million against the Company's California and Massachusetts deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets on which the Company recorded a valuation allowance are approximately $9.6 million related to losses that are capital in nature and may carry forward to offset future capital gains only. The valuation allowance decreased $11.2 million in 2014 related to utilization of losses that are capital in nature offset by the increase in the California R&D credit. Valuation allowance increased in 2013 by $14.7 million related to an increase in the California R&D credit.

As of December 31, 2014, the Company had federal and California net operating loss carry-forwards of approximately $1.6 million and $27.8 million, respectively. The Company also had California tax credit carry-forwards of approximately $231.9 million. Approximately $16.2 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2021. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $1.9 billion of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2014. These earnings are

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

considered indefinitely invested in operations outside of the U.S., as the Company intends to utilize these amounts to fund future expansion of its international operations. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2014, 2013, and 2012 the total amount of gross unrecognized tax benefits was $199.2 million, $137.6 million, and $136.1 million, respectively. As of December 31, 2014, approximately $164.9 million of the $199.2 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$137.6	$136.1	$132.2
Tax positions related to current year:
Additions	62.5	15.8	8.8
Tax positions related to prior years:
Additions	0.6	22.6	0.9
Reductions	—	(2.2)	—
Settlements	—	(31.1)	(1.2)
Lapses in statutes of limitations	(1.5)	(3.6)	(4.6)
Balance at end of year	$199.2	$137.6	$136.1

As of December 31, 2014, 2013, and 2012 the Company had accrued interest and penalties related to unrecognized tax benefits of $22.3 million, $18.4 million, and $16.7 million, respectively, within other long-term liabilities in the Consolidated Balance Sheets. The Company recognized an expense for net interest and penalties of $2.8 million and $0.6 million, and a benefit of $0.6 million in its Consolidated Statements of Operations during the years ended December 31, 2014, 2013, and 2012, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.2 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

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

The Company is currently under examination by the IRS for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years, and the 2008 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2014.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Note 15. Net Income per Share

The Company computed basic and diluted net (loss) income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net (loss) income	$(334.3)	$439.8	$186.5
Denominator:
Weighted-average shares used to compute basic net income per share	457.4	501.8	520.9
Dilutive effect of employee stock awards	—	8.5	5.3
Weighted-average shares used to compute diluted net income per share	457.4	510.3	526.2
Net (loss) income per share attributable to Juniper Networks common stockholders:
Basic	$(0.73)	$0.88	$0.36
Diluted	$(0.73)	$0.86	$0.35

Anti-dilutive:
Potential anti-dilutive shares	20.8	13.2	32.3

Basic net income per share is computed using net (loss) income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net (loss) income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, issuances of ESPP, and vesting of RSUs, RSAs, and PSAs. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies

Operating Leases

The following table summarizes the Company’s future minimum payments under non-cancelable operating leases for each of the next five years and thereafter as of December 31, 2014 (in millions):

Years Ending December 31,	Amount
2015	$41.2
2016	30.1
2017	22.0
2018	14.3
2019	7.5
Thereafter	22.0
Total	$137.1

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Rent expense for 2014, 2013, and 2012 was approximately $46.0 million, $52.8 million, and $63.2 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $476.2 million as of December 31, 2014.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2014, the Company had accrued $25.3 million based on its estimate of such charges. This includes $9.4 million related to net losses on firm and non-cancelable purchase commitments.

Long-Term Debt and Interest Payment on Long-Term Debt

As of December 31, 2014, the Company held long-term debt consisting of senior notes with a carrying value of $1,349.0 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of December 31, 2014, other contractual obligations primarily consisted of $46.0 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed between 2005 and 2014, campus build-out obligations of $3.5 million, and $19.2 million of agreements that are firm, non-cancelable and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment.
Tax Liabilities

As of December 31, 2014, the Company had $177.5 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2014 and December 31, 2013, the Company had $26.2 million and $40.1 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $22.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2014. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

Legal Proceedings

Investigations

The U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act (FCPA). The Company is cooperating with these agencies regarding these matters. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. The Company is unable to predict the duration, scope or outcome of the SEC and DOJ investigations, but believes that an adverse outcome is reasonably possible. However, the Company is not able to estimate a reasonable range of possible loss. The SEC and/or DOJ could take action against us or we could agree to settle. In such event, we could be required to pay substantial fines and sanctions and/or implement additional remedial measures; in addition, it may be determined that we violated the FCPA.

Other Litigation

In addition to the investigations discussed above, the Company is involved in other disputes, litigation, and other legal actions. The Company is aggressively defending these current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, and the Company currently believes that none of these existing claims or proceedings are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

We record an accrual for loss contingencies for legal proceedings when we believe that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. We have not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17. Selected Quarterly Financial Data (Unaudited)

The tables below set forth selected unaudited financial data for each quarter of the two years ended December 31, 2014 (in millions, except per share amounts):

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$876.0	$929.2	$809.5	$794.0
Service	294.1	300.3	316.4	307.6
Total net revenues	1,170.1	1,229.5	1,125.9	1,101.6
Cost of revenues:
Product	326.6	359.3	290.0	310.9
Service	123.4	122.0	121.1	115.6
Total cost of revenues (1)	450.0	481.3	411.1	426.5
Gross margin	720.1	748.2	714.8	675.1
Operating expenses:
Research and development	264.0	255.5	253.2	233.5
Sales and marketing	273.4	258.0	249.2	243.0
General and administrative	74.9	60.6	55.0	40.6
Restructuring and other (credit) charges(1)	114.0	58.2	(15.0)	9.8
Impairment of goodwill(2)	—	—	—	850.0
Total operating expenses	726.3	632.3	542.4	1,376.9
Operating (loss) income	(6.2)	115.9	172.4	(701.8)
Other income (expense), net(3)	154.2	178.6	(6.8)	7.4
Income (loss) before income taxes	148.0	294.5	165.6	(694.4)
Income tax provision	37.4	73.4	62.0	75.2
Net income (loss)	$110.6	$221.1	$103.6	$(769.6)

Net income (loss) per share:(4)
Basic	$0.23	$0.47	$0.23	$(1.81)
Diluted	$0.22	$0.46	$0.23	$(1.81)
Cash dividends declared per common stock(5)	$—	$—	$0.10	$0.10
_______________________________

(1)
In the first quarter of 2014, the company initiated a 2014 Restructuring Plan, which consisted of $84.7 million asset write-downs, $28.0 million of severance costs, and $0.8 million of contract terminations that were recorded in restructuring and other charges. In addition, the Company recorded inventory write-downs related to the acceleration of the end-of-service life of certain products totaling $8.4 million to cost of revenues. In the second quarter, the Company recorded $9.9 million of severance costs, $37.6 million of facility consolidation and closures, $8.9 million of asset write-downs, and $1.5 million of contract terminations that were recorded to restructuring and other charges. The Company also recorded inventory write-downs of $11.5 million and a charge related to products with contract manufacturers of $2.3 million for acceleration of the end-of-life service of certain products to cost of revenues. In the third quarter, the Company recorded $7.1 million of severance costs, a benefit of $25.0 million of facility consolidation and closures as a result of a lease assignment, and $2.9 million of asset write-downs, that were recorded to restructuring and other (credit) charges. In the fourth quarter, the Company recorded $6.9 million in severance costs, $1.6 million of facility consolidation and closures, and $20.6 million in asset impairment and write-downs.

(2)	During the fourth quarter of 2014, the Company recorded an $850.0 million goodwill impairment charge related to its Security reporting unit.

(3)
In the first quarter of 2014, the Company recorded a gain of $163.0 million related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon IPO. In the second quarter, the Company entered into a settlement agreement with PAN, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. All such PAN securities were sold in the third quarter, and the Company recorded an additional $0.8 million gain. In the fourth quarter, the Company recorded a gain of $19.6 million on the sale of Junos Pulse.

(4)	Net income (loss) per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year or any cumulative interim period.

(5)
On July 22, 2014 and October 23, 2014 the company declared a quarterly cash dividend of $0.10 per share of common stock to stockholders on record as of the close of business September 2, 2014 and December 2, 2014, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$781.8	$863.8	$900.8	$973.5
Service	277.4	286.9	284.8	300.1
Total net revenues	1,059.2	1,150.7	1,185.6	1,273.6
Cost of revenues:
Product	278.2	321.3	325.5	351.6
Service	110.2	108.9	113.6	118.4
Total cost of revenues(2)	388.4	430.2	439.1	470.0
Gross margin	670.8	720.5	746.5	803.6
Operating expenses:
Research and development(1)	262.2	257.7	264.6	258.7
Sales and marketing(4)	256.1	267.1	269.5	283.2
General and administrative(4)	58.5	49.2	61.4	48.2
Restructuring and other charges(2)	7.0	8.0	6.0	18.1
Total operating expenses	583.8	582.0	601.5	608.2
Operating income	87.0	138.5	145.0	195.4
Other expense, net	(10.1)	(12.6)	(7.5)	(10.2)
Income before income taxes	76.9	125.9	137.5	185.2
Income tax (benefit) provision	(14.1)	28.0	38.4	33.4
Net income	$91.0	$97.9	$99.1	$151.8

Net income per share(3)
Basic	$0.18	$0.19	$0.20	$0.30
Diluted	$0.18	$0.19	$0.19	$0.30
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

Note 18. Subsequent Events

Dividend Declaration

On January 27, 2015, the Company announced that it had declared a quarterly cash dividend of $0.10 per share of common stock payable on March 24, 2015 to stockholders of record as of the close of business on March 3, 2015.

Stock Repurchase Activities

Subsequent to December 31, 2014, through the filing of this Report, the Company repurchased 10.9 million shares of its common stock, for an aggregate purchase price of $248.1 million at an average price of $22.75 per share, under the 2014 Stock Repurchase Program and were settled prior to the filing of this Report. Under the 2014 Stock Repurchase Program, the Company has $926.9 million authorized funds remaining as of the filing date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 20, 2015, the Company entered into a modified form of its standard form severance agreement with Robyn Denholm, the Company's Executive Vice President and Chief Financial and Operations Officer (the "Severance Agreement"), which will expire on January 1, 2017. The modifications are consistent with Ms. Denholm's prior severance agreement as described in the Company's current report on Form 8-K filed on July 25, 2013, which expired per its terms on January 1, 2015. The foregoing description of the Severance Agreement is a summary and is qualified in its entirety by the terms of the Severance Agreement, which is filed as Exhibit 10.67 to this Report.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

ITEM 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services and the audit committee's preapproval policies and procedures appearing in the Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Report:

Schedule	Page
Schedule II - Valuation and Qualifying Account	117

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

Juniper Networks, Inc.

February 20, 2015	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

February 20, 2015	By:	/s/ Terrance F. Spidell
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

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015
Rami Rahim

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial and Operations Officer (Principal Financial Officer)	February 20, 2015
Robyn M. Denholm

/s/ Terrance F. Spidell	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
Terrance F. Spidell

/s/ Scott Kriens	Chairman of the Board	February 20, 2015
Scott Kriens

/s/ Pradeep Sindhu	Vice Chairman of the Board and Chief Technical Officer	February 20, 2015
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 20, 2015
Robert M. Calderoni

Signature	Title	Date

/s/ Mary B. Cranston	Director	February 20, 2015
Mary B. Cranston

/s/ Mercedes Johnson	Director	February 20, 2015
Mercedes Johnson

/s/ Kevin DeNuccio	Director	February 20, 2015
Kevin DeNuccio

/s/ Gary Daichendt	Director	February 20, 2015
Gary Daichendt

/s/ David Schlotterbeck	Director	February 20, 2015
David Schlotterbeck

/s/ William R. Stensrud	Director	February 20, 2015
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Account
Years Ended December 31, 2014, 2013, and 2012
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2014	$5.4	$(0.7)	$—	$4.7
2013	$9.5	$(3.8)	$(0.3)	$5.4
2012	$9.5	$0.1	$(0.1)	$9.5

		Additions
Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Charged to Other Accounts	Used	Balance at End of Year
2014	$49.0	$53.2	$80.9	$(132.9)	$50.2
2013	$52.7	$35.0	$61.5	$(100.2)	$49.0
2012	$52.0	$40.0	$48.6	$(87.9)	$52.7

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc.	10-K	3.1	001-34501	2/26/2014
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.2	001-34501	12/31/2013
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.2	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	4.8	001-34501	3/4/2011
4.3	Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York	8-K	4.1	001-34501	3/4/2014
4.4	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.9	001-34501	3/4/2011
4.5	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.10	001-34501	3/4/2011
4.6	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.11	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024	10-Q	4.1	001-34501	5/8/2014
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014++	10-Q	10.9	001-34501	11/10/2014
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.3	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.23	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	8-K	10.2	001-34501	5/24/2012
10.24	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.25	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.26	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.27	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.28	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.29	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.30	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
10.31	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.32	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.33	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.34	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.35	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.36	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.37	Altor Networks, Inc. 2007 Stock Plan and 2009 Israeli Equity Incentive Sub Plan++	S-8	10.1	333-171299	12/21/2010
10.38	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.39	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000-34501	11/5/2010
10.40	Description of 2012 Annual Incentive Plan++	8-K	Item 5.02	001-34501	2/21/2012
10.41	Form of Severance Agreement for Certain Officers first used in April 2012++	10-Q	10.2	001-34501	5/9/2012
10.42	Form of Change of Control Agreement for Certain Officers first used in April 2012++	10-Q	10.3	001-34501	5/9/2012
10.43	Juniper Networks, Inc. Performance Bonus Plan++	8-K	10.56	001-34501	5/23/2011
10.44	Consulting Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff++	10-Q	10.2	001-34501	11/8/2012
10.45	Service Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff++	10-K	10.55	001-34501	2/26/2013
10.46	Amended and Restated Contrail Systems Inc. 2012 Stock Plan dated December 2, 2012++	10-K	10.56	001-34501	2/26/2013
10.47	Employment Offer Letter between Juniper Networks, Inc. and Shaygan Kheradpir++	8-K	10.1	001-34501	11/13/2013
10.50	Amended and Restated Severance Agreement between Juniper Networks, Inc., and Robyn Denholm++	8-K		001-34501	7/25/2013
10.51	WANDL, Inc. 2013 Restricted Stock Unit Plan++	S-8	4.4	333-193906	2/12/2014
10.52	Form of Change of Control Agreement for Certain Officers first used in November 2013++	10-Q	10.2	001-34501	11/8/2013
10.53	Share Repurchase Transaction Agreement, dated February 27, 2014 between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.	10-Q	10.1	001-34501	5/8/2014

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.54	Share Repurchase Transaction Agreement, dated February 27, 2014, between Juniper Networks, Inc. and Goldman, Sachs & Co.	10-Q	10.2	001-34501	5/8/2014
10.55	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.56	Credit Agreement, dated as of June 27, 2014, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent	8-K	10.1	001-34501	6/27/2014
10.57	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.1	001-34501	11/10/2014
10.58	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.2	001-34501	11/10/2014
10.59	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.3	001-34501	11/10/2014
10.60	Consent to Assignment and Third Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.4	001-34501	11/10/2014
10.61	Consent to Assignment and Second Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.5	001-34501	11/10/2014
10.62	Consent to Assignment and Amendment No. 3 to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.6	001-34501	11/10/2014
10.63	Sublease by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord, dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.7	001-34501	11/10/2014
10.64	Consent to Sublease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.8	001-34501	11/10/2014
10.65	Form of Severance Agreement for Certain Officers first used in November 2014++	10-Q	10.10	001-34501	11/10/2014
10.66	Employment Offer Letter, dated November 18, 2014 between Juniper Networks, Inc. and Rami Rahim++	8-K	10.1	001-34501	11/24/2014
10.67	Severance Agreement, dated February 20, 2015, between Juniper Networks, Inc. and Robyn Denholm*++
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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