Form 10-Q
period 2015-03-31
JUNIPER NETWORKS INC
filed 2015-05-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 394,836,767 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 1, 2015.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues:
Product	$764.1	$876.0
Service	303.3	294.1
Total net revenues	1,067.4	1,170.1
Cost of revenues:
Product	288.8	326.6
Service	121.3	123.4
Total cost of revenues	410.1	450.0
Gross margin	657.3	720.1
Operating expenses:
Research and development	248.7	264.0
Sales and marketing	220.2	273.4
General and administrative	55.2	74.9
Restructuring and other charges	1.4	114.0
Total operating expenses	525.5	726.3
Operating income (loss)	131.8	(6.2)
Other (expense) income, net	(15.8)	154.2
Income before income taxes	116.0	148.0
Income tax provision	35.8	37.4
Net income	$80.2	$110.6

Net income per share:
Basic	$0.20	$0.23
Diluted	$0.19	$0.22
Shares used in computing net income per share:
Basic	407.1	486.2
Diluted	414.2	496.5
Cash dividends declared per common stock	$0.10	$—

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$80.2	$110.6
Other comprehensive loss, net of tax:
Available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities, net of tax provisions of ($3.8) and ($22.1), respectively	(0.8)	38.1
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provision of zero and $60.3, respectively	(0.2)	(103.5)
Net change on available-for-sale securities, net of taxes	(1.0)	(65.4)
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges, net of tax provisions of ($0.3) and ($0.6), respectively	(6.4)	2.1
Reclassification adjustment for realized net losses (gains) on cash flow hedges included in net income, net of tax provision (benefit) of $0.1 and ($0.1), respectively	3.1	(1.1)
Net change on cash flow hedges, net of taxes	(3.3)	1.0
Change in foreign currency translation adjustments	(11.1)	1.7
Other comprehensive loss, net of tax	(15.4)	(62.7)
Comprehensive income	$64.8	$47.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,810.8	$1,639.6
Short-term investments	398.2	332.2
Accounts receivable, net of allowances	507.6	598.9
Deferred tax assets, net	148.2	147.0
Prepaid expenses and other current assets	236.9	254.2
Total current assets	3,101.7	2,971.9
Property and equipment, net	912.2	904.3
Long-term investments	1,241.6	1,133.1
Restricted cash and investments	46.0	46.0
Purchased intangible assets, net	50.5	62.4
Goodwill	2,981.3	2,981.5
Other long-term assets	333.3	303.9
Total assets	$8,666.6	$8,403.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$299.9	$—
Accounts payable	223.6	234.6
Accrued compensation	169.9	225.0
Deferred revenue	855.5	780.8
Other accrued liabilities	221.5	287.3
Total current liabilities	1,770.4	1,527.7
Long-term debt	1,648.7	1,349.0
Long-term deferred revenue	319.2	294.9
Long-term income taxes payable	178.9	177.5
Other long-term liabilities	132.3	134.9
Total liabilities	4,049.5	3,484.0
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 403.8 shares and 416.2 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	8,584.7	8,794.0
Accumulated other comprehensive loss	(29.2)	(13.8)
Accumulated deficit	(3,938.4)	(3,861.1)
Total stockholders' equity	4,617.1	4,919.1
Total liabilities and stockholders' equity	$8,666.6	$8,403.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$80.2	$110.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	46.0	60.8
Depreciation, amortization, and accretion	47.5	48.1
Restructuring and other charges	1.4	122.4
Deferred income taxes	11.3	(44.5)
Gain on investments, net	(0.6)	(166.2)
Excess tax benefits from share-based compensation	(1.7)	(6.7)
Loss on disposal of fixed assets	—	0.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	54.2	(15.7)
Prepaid expenses and other assets	(21.8)	(15.7)
Accounts payable	(7.8)	19.0
Accrued compensation	(54.1)	(92.0)
Income taxes payable	14.1	73.1
Other accrued liabilities	(48.4)	(52.2)
Deferred revenue	99.0	82.8
Net cash provided by operating activities	219.3	124.6
Cash flows from investing activities:
Purchases of property and equipment	(44.2)	(57.4)
Purchases of available-for-sale investments	(398.8)	(327.1)
Proceeds from sales of available-for-sale investments	169.5	1,221.4
Proceeds from maturities of available-for-sale investments	57.3	79.3
Purchases of trading investments	(1.9)	(1.8)
Proceeds from sales of privately-held investments	—	2.5
Purchases of privately-held investments	(3.2)	(1.7)
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(27.1)
Changes in restricted cash	—	24.9
Net cash (used in) provided by investing activities	(221.3)	913.0
Cash flows from financing activities:
Proceeds from issuance of common stock	31.8	101.2
Purchases and retirement of common stock	(402.4)	(905.8)
Purchase of equity forward contract	—	(300.0)
Issuance of long-term debt, net	594.6	346.5
Payment for capital lease obligation	0.4	(0.4)
Customer financing arrangements	—	8.0
Excess tax benefits from share-based compensation	1.7	6.7
Payment of cash dividends	(40.8)	—
Net cash provided by (used in) financing activities	185.3	(743.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(12.1)	1.6
Net increase in cash and cash equivalents	171.2	295.4
Cash and cash equivalents at beginning of period	1,639.6	2,284.0
Cash and cash equivalents at end of period	$1,810.8	$2,579.4

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the "Company" or "Juniper") have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2015, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the prior year Condensed Consolidated Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In 2014, the Company realigned its organization into a One-Juniper structure which included consolidating each of the Company's research and development ("R&D) and go-to-market functions. As a result of these changes, the Company's consolidated business is considered to be one reportable segment.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05 (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements, if any.

In April 2015, the FASB issued ASU No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard would reduce the debt issuance cost asset on the Company's Condensed Consolidated Balance Sheet by approximately $11.0 million and correspondingly reduce its debt liabilities by approximately $11.0 million. The Company plans to adopt this standard in the first quarter of 2016. There would be no impact to the Condensed Consolidated Statement of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard will not have an impact on the Company's Condensed Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging, which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40) - Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company's Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12 (Topic 718) - Compensation - Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on the Company's Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers ("ASU 2014-09") which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer the effective date of the new revenue standard by one year. As a result, the Company would apply the new revenue standard for annual and interim periods beginning after December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. Accordingly, the ASU will be effective for the Company beginning fiscal year 2017. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of March 31, 2015 and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015
Fixed income securities:
Asset-backed securities	$308.9	$0.1	$(0.2)	$308.8
Certificates of deposit	8.2	—	—	8.2
Commercial paper	15.6	—	—	15.6
Corporate debt securities	843.2	1.1	(0.5)	843.8
Foreign government debt securities	34.7	—	—	34.7
Government-sponsored enterprise obligations	190.3	0.1	—	190.4
U.S. government securities	233.7	0.2	—	233.9
Total fixed income securities	1,634.6	1.5	(0.7)	1,635.4
Money market funds	776.2	—	—	776.2
Mutual funds	4.0	0.1	—	4.1
Publicly-traded equity securities	2.0	0.6	—	2.6
Total available-for-sale securities	2,416.8	2.2	(0.7)	2,418.3
Trading securities in mutual funds(1)	17.7	—	—	17.7
Total	$2,434.5	$2.2	$(0.7)	$2,436.0

Reported as:
Cash equivalents	$750.8	$—	$—	$750.8
Restricted investments	45.3	0.1	—	45.4
Short-term investments	397.5	0.8	(0.1)	398.2
Long-term investments	1,240.9	1.3	(0.6)	1,241.6
Total	$2,434.5	$2.2	$(0.7)	$2,436.0
________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$269.3	$—	$(0.3)	$269.0
Certificates of deposit	10.6	—	—	10.6
Commercial paper	20.3	—	—	20.3
Corporate debt securities	738.6	0.5	(1.1)	738.0
Foreign government debt securities	24.6	—	—	24.6
Government-sponsored enterprise obligations	162.2	—	(0.1)	162.1
U.S. government securities	246.1	—	(0.1)	246.0
Total fixed income securities	1,471.7	0.5	(1.6)	1,470.6
Money market funds	594.2	—	—	594.2
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	2.1	—	(0.1)	2.0
Total available-for-sale securities	2,071.9	0.6	(1.7)	2,070.8
Trading securities in mutual funds(1)	16.3	—	—	16.3
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

Reported as:
Cash equivalents	$576.6	$—	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	332.2	0.2	(0.2)	332.2
Long-term investments	1,134.2	0.4	(1.5)	1,133.1
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$393.7	$0.2	$(0.1)	$393.8
Due between one and five years	1,240.9	1.3	(0.6)	1,241.6
Total	$1,634.6	$1.5	$(0.7)	$1,635.4

The Company had 354 and 437 investments in an unrealized loss positions as of March 31, 2015 and December 31, 2014, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2015 and March 31, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.6 million, which was recorded within other (expense) income, net, in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2015 the Company did not recognize other-than-temporary impairments associated with these investments.

During the three months ended March 31, 2015, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities. During the three months ended March 31, 2014, gross realized gains from available-for-sale securities were $165.5 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended March 31, 2014, there were no material gross realized gains or losses from trading securities.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2015
Fixed income securities:
Asset-backed securities(1)	$222.4	$(0.2)	$1.7	$—	$224.1	$(0.2)
Corporate debt securities	391.5	(0.5)	—	—	391.5	(0.5)
Foreign government debt securities(2)	29.1	—	—	—	29.1	—
Government-sponsored enterprise obligations(2)	60.4	—	—	—	60.4	—
U.S. government securities(2)	47.5	—	—	—	47.5	—
Total fixed income securities	750.9	(0.7)	1.7	—	752.6	(0.7)
Total available-for-sale securities	$750.9	$(0.7)	$1.7	$—	$752.6	$(0.7)
________________________________
(1) Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2015.
(2) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$221.9	$(0.3)	$—	$—	$221.9	$(0.3)
Corporate debt securities	515.9	(1.1)	—	—	515.9	(1.1)
Foreign government debt securities(1)	24.6	—	—	—	24.6	—
Government-sponsored enterprise obligations	113.8	(0.1)	—	—	113.8	(0.1)
U.S. government securities	189.0	(0.1)	—	—	189.0	(0.1)
Total fixed income securities	1,065.2	(1.6)	—	—	1,065.2	(1.6)
Publicly-traded equity securities	2.0	(0.1)	—	—	2.0	(0.1)
Total available-for-sale securities	$1,067.2	$(1.7)	$—	$—	$1,067.2	$(1.7)
 ________________________________

(1)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2014.

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

Privately-Held Investments

The Company has privately-held investments, which include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost.

As of March 31, 2015 and December 31, 2014, the carrying values of the Company's privately-held investments of $93.1 million and $89.9 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $50.3 million and $47.5 million, respectively. For the three months ended March 31, 2015 and March 31, 2014, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the three months ended March 31, 2015 and March 31, 2014, the Company determined that no privately-held investments were other-than-temporarily impaired.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$308.8	$—	$308.8
Certificates of deposit	—	8.2	—	8.2
Commercial paper	—	15.6	—	15.6
Corporate debt securities	—	843.8	—	843.8
Foreign government debt securities	—	34.7	—	34.7
Government-sponsored enterprise obligations	—	190.4	—	190.4
Money market funds(1)	776.2	—	—	776.2
Mutual funds(2)	4.1	—	—	4.1
Publicly-traded equity securities	2.6	—	—	2.6
U.S. government securities	221.6	12.3	—	233.9
Total available-for-sale securities	1,004.5	1,413.8	—	2,418.3
Trading securities in mutual funds(3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	50.3	50.3
Derivative assets:
Foreign exchange contracts	—	0.5	—	0.5
Total assets measured at fair value	$1,022.2	$1,414.3	$50.3	$2,486.8
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(6.7)	$—	$(6.7)
Total liabilities measured at fair value	$—	$(6.7)	$—	$(6.7)

Total assets measured at fair value, reported as:
Cash equivalents	$735.0	$15.8	$—	$750.8
Restricted investments	45.4	—	—	45.4
Short-term investments	65.2	333.0	—	398.2
Long-term investments	176.6	1,065.0	—	1,241.6
Prepaid expenses and other current assets	—	0.5	—	0.5
Other long-term assets	—	—	50.3	50.3
Total assets measured at fair value	$1,022.2	$1,414.3	$50.3	$2,486.8

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(6.7)	$—	$(6.7)
Total liabilities measured at fair value	$—	$(6.7)	$—	$(6.7)
________________________________

(1)	Balance includes $41.2 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$269.0	$—	$269.0
Certificates of deposit	—	10.6	—	10.6
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	738.0	—	738.0
Foreign government debt securities	—	24.6	—	24.6
Government-sponsored enterprise obligations	—	162.1	—	162.1
Money market funds(1)	594.2	—	—	594.2
Mutual funds(2)	4.0	—	—	4.0
Publicly-traded equity securities	2.0	—	—	2.0
U.S. government securities	246.0	—	—	246.0
Total available-for-sale securities	846.2	1,224.6	—	2,070.8
Trading securities in mutual funds(3)	16.3	—	—	16.3
Privately-held debt and redeemable preferred stock securities	—	—	47.5	47.5
Derivative assets:
Foreign exchange contracts	—	0.1	—	0.1
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)

Total assets measured at fair value, reported as:
Cash equivalents	$552.9	$23.7	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	87.0	245.2	—	332.2
Long-term investments	177.4	955.7	—	1,133.1
Prepaid expenses and other current assets	—	0.1	—	0.1
Other long-term assets	—	—	47.5	47.5
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)
________________________________

(1)	Balance includes $41.3 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three months ended March 31, 2015, there were purchases of $2.8 million related to privately-held debt securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held equity investments, are measured at fair value on a nonrecurring basis, only if impairment is indicated. Privately-held equity investments, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.

As of March 31, 2015, the Company had no assets measured at fair value on a nonrecurring basis. As of December 31, 2014, the Company recorded a goodwill impairment charge of $850.0 million for its Security reporting unit measured at fair value on a nonrecurring basis. The remeasurement of goodwill is classified as Level 3 value assessment due to the significance of unobservable inputs developed using company-specific information. As of December 31, 2014, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis.

As of March 31, 2015 and December 31, 2014, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was approximately $2,026.0 million and $1,395.2 million, respectively, based on observable market inputs (Level 2). As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company's promissory note in connection with the sale of Junos Pulse recorded in other long term assets in the Condensed Consolidated Balance Sheet was $125.0 million classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2015	December 31, 2014
Cash flow hedges	$118.5	$160.7
Non-designated derivatives	78.4	78.0
Total	$196.9	$238.7

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, on its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

As of March 31, 2015, the Company recognized a loss of $6.1 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $3.0 million during the three months ended March 31, 2015 from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations. As of March 31, 2014, the Company recognized a gain of $2.7 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.0 million during the three months ended March 31, 2014 from other comprehensive loss to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2015 and March 31, 2014.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities within two months.

During the three months ended March 31, 2015 and March 31, 2014, the Company recognized a net gain of $2.1 million and a net loss of $0.6 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 31, 2015 and December 31, 2014, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the three months ended March 31, 2015 (in millions):

Balance as of December 31, 2014	$2,981.5
Other	(0.2)
Balance as of March 31, 2015	$2,981.3

There were no impairments to goodwill during the three months ended March 31, 2015 and March 31, 2014.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of March 31, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(477.2)	$(49.9)	$40.6
Customer contracts, support agreements, and related relationships	78.1	(66.0)	(2.8)	9.3
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(543.7)	$(52.7)	$50.5

As of December 31, 2014
Intangible assets with finite lives:
Technologies and patents	$567.7	$(466.1)	$(49.9)	$51.7
Customer contracts, support agreements, and related relationships	78.1	(65.2)	(2.8)	10.1
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(531.8)	$(52.7)	$62.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$10.8	$8.2
Operating expenses:
Sales and marketing	0.8	1.0
General and administrative	0.3	0.3
Total operating expenses	1.1	1.3
Total	$11.9	$9.5

During the three months ended March 31, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets.

There were no impairment charges related to purchased intangible assets during the three months ended March 31, 2015 and March 31, 2014.

As of March 31, 2015, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2015	$16.6
2016	11.6
2017	7.0
2018	5.1
2019	4.9
Thereafter	5.3
Total	$50.5

Note 7. Other Financial Information

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

	As of
	March 31, 2015	December 31, 2014
Production materials	$49.3	$38.3
Finished goods	19.5	24.2
Inventories	$68.8	$62.5

In connection with the 2014 Restructuring Plan discussed in Note 8, Restructuring and Other Charges, the Company commenced a product rationalization initiative and accelerated the end-of-service life of certain products resulting in inventory charges of $8.4 million recorded within cost of revenues in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	March 31, 2015	December 31, 2014
Privately-held investments	$93.1	$89.9
Licensed software	8.3	8.6
Federal income tax receivable	28.9	20.0
Customer financing receivable	4.5	16.9
Inventory	9.8	8.0
Prepaid costs, deposits, and other	63.7	35.5
Promissory note in connection with the sale of Junos Pulse(1)	125.0	125.0
Other long-term assets	$333.3	$303.9
_______________________________

(1)
On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the three months ended March 31, 2015 were as follows (in millions):

Balance as of December 31, 2014	$28.7
Provisions made during the period	7.3
Actual costs incurred during the period	(7.1)
Balance as of March 31, 2015	$28.9

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$229.5	$180.3
Distributor inventory and other sell-through items	90.0	103.7
Deferred gross product revenue	319.5	284.0
Deferred cost of product revenue	(66.1)	(58.4)
Deferred product revenue, net	253.4	225.6
Deferred service revenue	921.3	850.1
Total	$1,174.7	$1,075.7
Reported as:
Current	$855.5	$780.8
Long-term	319.2	294.9
Total	$1,174.7	$1,075.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred product revenue represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. In circumstances when costs are deferred, deferred product revenue is recorded net of the related costs of product revenue. Deferred service revenue represents billable amounts for service contracts, which include technical support, hardware and software maintenance, professional services, and training, for which services have not been rendered.

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Interest income	$3.8	$2.1
Interest expense	(18.5)	(15.5)
Gain on investments	0.6	166.2
Other	(1.7)	1.4
Other (expense) income, net	$(15.8)	$154.2

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, investments, and on the promissory note issued to the Company in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from short-term debt, long-term debt, and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

During the three months ended March 31, 2014, the Company recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Note 8. Restructuring and Other Charges

2014 Restructuring Plan and Other Restructuring Plans

In the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) designed to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions, facility consolidations and closures, asset write-downs, contract terminations and other charges. The Company had also initiated restructuring plans in each of the fiscal years from 2011 through 2013 (the "Other Restructuring Plans") which focused on improving the Company's cost structure through product portfolio rationalizations, workforce reductions, contract terminations, project cancellations, and facility closures and consolidations. As of March 31, 2015, the Company's restructuring plans have been substantially completed and the Company does not expect to record significant future charges under any of these restructuring plans.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended March 31,
	2015	2014
Severance	$1.5	$28.3
Facilities	(0.1)	0.2
Contract terminations	—	0.8
Asset impairment and write-downs	—	93.1
Total	$1.4	$122.4

Reported as:
Cost of revenues	$—	$8.4
Restructuring and other charges	1.4	114.0
Total	$1.4	$122.4

During the three months ended March 31, 2015, the Company recorded charges of $1.5 million for severance and a benefit of $0.1 million for facility consolidation and closures that were recorded to restructuring and other charges in the Condensed Consolidated Statements of Operations, related to the 2014 Restructuring Plan.

During the three months ended March 31, 2014, the Company recorded $28.0 million of severance costs, $84.7 million of impairment charges related to licensed software, and $0.8 million of charges related to contract terminations, which were recorded in restructuring and other charges in the Condensed Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan. The Company also recorded inventory write-downs related to the acceleration of the end-of-service life of certain products totaling $8.4 million which were recorded in cost of revenues in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2014, in connection with the 2014 Restructuring Plan. The Company recorded minor adjustments during the three months ended March 31, 2014 in connection with the Other Restructuring Plans.

Restructuring and other charges noted above are based on the 2014 Restructuring Plan and Other Restructuring Plans that were committed to by management. Any changes in the estimates of executing the approved restructuring plans are reflected in the Company's results of operations.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the three months ended March 31, 2015 (in millions):

	December 31, 2014	Charges	Cash Payments	Non-cash Settlements and Other	March 31, 2015
Severance	$9.4	$1.5	$(5.9)	$(0.4)	$4.6
Facilities	7.4	(0.1)	(2.3)	(0.4)	4.6
Contract terminations and other	0.2	—	—	—	0.2
Total	$17.0	$1.4	$(8.2)	$(0.8)	$9.4

As of March 31, 2015, the Company's restructuring liability was $9.4 million, of which $4.8 million is related to severance and other charges expected to be settled by September 2015. The remaining $4.6 million, which is primarily related to facility closures, is expected to be paid through March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt and Financing

Debt

The following table summarizes the Company's short-term and long-term debt (in millions, except percentages):

	As of March 31, 2015
	Amount	Effective Interest Rates
Senior Notes:
3.10% fixed-rate notes, due March 2016	$300.0	3.25%
3.30% fixed-rate notes, due June 2020	300.0	3.47%
4.60% fixed-rate notes, due March 2021	300.0	4.69%
4.50% fixed-rate notes, due March 2024	350.0	4.63%
4.35% fixed-rate notes, due June 2025	300.0	4.47%
5.95% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	1,950.0
Unaccreted discount	(1.4)
Total	$1,948.6

Reported as:
Short-term debt	$299.9
Long-term debt	1,648.7
Total	$1,948.6

In March 2015, the Company issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 ("2020 Notes") and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 ("2025 Notes"). In March 2014, the Company issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"). In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 ("2016 Notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes").

The "2016 Notes," "2020 Notes," "2021 Notes," "2024 Notes," "2025 Notes" and "2041 Notes" collectively the "Notes" are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

The Company may redeem the 2020 Notes and 2025 Notes, either in whole or in part, at any time one month prior to the maturity date of the 2020 Notes, and three months prior to the maturity date of the 2025 Notes, at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2020 Notes and 2025 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted at the Treasury rate plus 30 basis points for the 2020 Notes, or the Treasury rate plus 37.5 basis points for the 2025 Notes, plus, in the case of each of the clauses (i) and (ii) above, accrued and unpaid interest, if any. At any time on or after May 15, 2020, in the case of the 2020 Notes, and at any time on or after March 15, 2025, in the case of the 2025 Notes, the Company may redeem Notes of such series, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2020 Notes and the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any. The Company may redeem the other Notes, either in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, plus, in either case, accrued and unpaid interest, if any.

In the event of a change of control repurchase event, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Interest on the Notes is payable in cash semiannually. The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. The indentures that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

As of March 31, 2015, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

On June 27, 2014, the Company entered into a Credit Agreement ("Credit Agreement") with certain institutional lenders and Citibank, N.A., as administrative agent, that provides for a $500.0 million unsecured revolving credit facility, with an option of the Company to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds of loans made under the Credit Agreement may be used by the Company for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowings may be denominated, at the Company's option in U.S. dollars, Pounds Sterling or Euro.

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

As of March 31, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred. In 2014, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result the Company's customer financing activities significantly declined from fiscal year 2014 to the first quarter of 2015.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $47.1 million and $133.0 million during the three months ended March 31, 2015 and March 31, 2014, respectively.

The Company received cash proceeds from the financing provider of $60.0 million and $192.3 million during the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the amounts owed to the Company by the financing provider were $15.1 million and $28.0 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of March 31, 2015, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $11.1 million as of March 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the estimated cash received from the financing provider not recognized as revenue was $13.3 million and $67.5 million, respectively.

Note 10. Equity

Cash Dividends on Shares of Common Stock

On January 27, 2015, the Company declared a quarterly cash dividend of $0.10 per share of common stock, or $40.8 million in the aggregate, to stockholders of record on March 3, 2015 which was paid on March 24, 2015. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2015.

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

During the three months ended March 31, 2015, the Company repurchased and retired approximately 17.4 million shares of its common stock under the 2014 Stock Repurchase Program at an average price of $23.05 per share for an aggregate purchase price of $400.0 million during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase an aggregate of $1.2 billion of the Company's common stock. During the first quarter of 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company's common stock for an aggregate price of $900.0 million based on the market value of the Company's common stock on the date of the transaction. On July 23, 2014, the ASR was completed and an additional 16.0 million shares for the remaining $300.0 million was received from the financial institutions for a total of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

As of March 31, 2015, there was $775.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. The Company intends to repurchase $600.0 million of its common stock during the second quarter of 2015, as part of its three year capital return program.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three months ended March 31, 2015 and March 31, 2014.

Future stock repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to March 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the three months ended March 31, 2015 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	8.4	(4.2)	(18.0)	(13.8)
Other comprehensive loss before reclassifications	(0.8)	(6.4)	(11.1)	(18.3)
Amount reclassified from accumulated other comprehensive income	(0.2)	3.1	—	2.9
Other comprehensive loss, net	(1.0)	(3.3)	(11.1)	(15.4)
Balance as of March 31, 2015	7.4	(7.5)	(29.1)	(29.2)
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2015 for realized gains on available-for-sale securities of $0.2 million are included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2015 for realized losses on cash flow hedges are included within cost of revenues of $0.9 million, sales and marketing of $2.1 million, and general and administrative of $0.2 million and for realized gains of $0.1 million within research and development for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Note 11. Employee Benefit Plans

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

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of March 31, 2015, an aggregate of 27.8 million shares were subject to currently outstanding equity awards under the 2006 Plan and the 1996 Plan, and no shares were subject to currently outstanding equity awards under the 2000 Plan. As of March 31, 2015, 36.2 million shares were available for future issuance under the 2006 Plan and no shares were available for future issuance under either the 2000 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of March 31, 2015, approximately 17.1 million shares have been issued and 1.9 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new stock options, RSUs, RSAs and PSAs can be granted under these plans. As of March 31, 2015, stock options, RSUs, RSAs and PSAs representing approximately 3.3 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2015 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	9.9	$24.87
Canceled	(0.1)	23.52
Exercised	(0.3)	14.20
Expired	(1.7)	26.32
Balance as of March 31, 2015	7.8	$25.05	2.1	$22.3

As of March 31, 2015:
Vested and expected-to-vest options	7.8	$25.17	2.1	$21.5
Exercisable options	7.3	$26.23	1.8	$14.7

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.58 per share as of March 31, 2015, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $3.3 million for the three months ended March 31, 2015.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three months ended March 31, 2015 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	21.3	$22.05
RSUs granted (1)(3)	6.9	22.42
PSAs granted (2)(3)	0.8	22.44
RSUs vested	(3.2)	23.75
RSAs vested	(0.7)	21.01
PSAs vested	(0.2)	22.60
RSUs canceled	(0.8)	22.11
PSAs canceled	(0.8)	22.21
Balance as of March 31, 2015	23.3	$21.94	1.5	$525.9
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2006 Plan according to its terms.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.5 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.8 million shares.

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On January 27, 2015, the Company declared a cash dividend of $0.10 per share of common stock, or $40.8 million in the aggregate, to stockholders of record on March 3, 2015, which was paid on March 24, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.4 million and 1.5 million shares of common stock through the ESPP at an average exercise price of $19.32 and $18.67 per share for the three months ended March 31, 2015 and March 31, 2014, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
ESPP (1):
Volatility	30%	33%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Dividend yield	1.9%	—
Weighted-average fair value per share	$5.23	$6.37

Market-based RSUs (2):
Volatility	34%	36%
Risk-free interest rate	1.4%	1.6%
Dividend yield	0% - 1.8%	0% - 1.5%
Weighted-average fair value per share	14.97	18.28
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2015	2014
Cost of revenues - Product	$1.7	$1.3
Cost of revenues - Service	3.4	4.0
Research and development	30.7	32.1
Sales and marketing	5.8	14.6
General and administrative	4.4	8.8
Total	$46.0	$60.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2015	2014
Stock options	$2.2	$5.1
RSUs, RSAs, and PSAs	40.6	51.8
ESPP	3.2	3.9
Total	$46.0	$60.8

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of March 31, 2015 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$7.8	1.2
RSUs, RSAs, and PSAs	$325.9	2.1

Note 12. Segments

In 2014, the Company realigned its organization into a One-Juniper structure which includes consolidating each of the Company's R&D and go-to-market functions. As a result of these changes, the consolidated business is considered to be one reportable segment, consistent with how the Company’s chief operating decision maker ("CODM") views the business, allocates resources, and assesses the performance of the Company.

The Company continues to sell its high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2015	2014
Routing	$504.8	$549.8
Switching	166.5	192.0
Security	92.8	134.2
Total product	764.1	876.0

Total service	303.3	294.1
Total	$1,067.4	$1,170.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2015	2014
Americas:
United States	$533.5	$623.7
Other	55.5	57.8
Total Americas	589.0	681.5
Europe, Middle East, and Africa	303.8	295.7
Asia Pacific	174.6	192.9
Total	$1,067.4	$1,170.1
No customer accounted for 10% or more of the Company's net revenues during the three months ended March 31, 2015 and March 31, 2014, respectively.

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of
	March 31, 2015	December 31, 2014
United States	$871.0	$871.7
International	91.7	95.0
Property and equipment, net and purchased intangible assets, net	$962.7	966.7

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2015 and December 31, 2014, were attributable to U.S. operations.

Note 13. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2015 of 30.9% was lower than the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal research and development ("R&D") credit, which expired on December 31, 2014.

The Company's effective tax rate for the three months ended March 31, 2014 of 25.3% was lower than the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

The effective tax rates for the three months ended March 31, 2015 and March 31, 2014 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended March 31,
	2015	2014
Tax on equity investments(1)	$—	$35.6
Restructuring	$(1.3)	$(30.8)
________________________________
(1) During the three months ended March 31, 2014, tax on equity investments of $35.6 million is net of a valuation allowance release of $24.7 million.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2015, the total amount of gross unrecognized tax benefits was $201.3 million, of which $167.3 million, if recognized, would affect the Company's effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.1 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. During the first quarter of 2015, the IRS issued “Notices of Proposed Adjustments” ("NOPA’s") related to the examination. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of March 31, 2015, the Company believes the resolution of the audits will not have a material adverse impact on the financial statements.

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

The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2015.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income Per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$80.2	$110.6
Denominator:
Weighted-average shares used to compute basic net income per share	407.1	486.2
Dilutive effect of employee stock awards	7.1	10.3
Weighted-average shares used to compute diluted net income per share	414.2	496.5
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.20	$0.23
Diluted	$0.19	$0.22

Anti-dilutive:
Potential anti-dilutive shares	6.4	25.4

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

Note 15. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $132.0 million as of March 31, 2015. Rent expense was $11.5 million and $13.0 million for the three months ended March 31, 2015, and March 31, 2014, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $388.6 million as of March 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of March 31, 2015, the Company accrued $23.0 million based on its estimate of such charges. This includes $8.8 million related to net losses on firm and non-cancelable purchase commitments.

Debt and Interest Payment on Debt

As of March 31, 2015, the Company held short-term and long-term debt consisting of senior notes with a carrying value of $299.9 million and $1,648.7 million, respectively. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2020 and bears interest at a rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Debt and Financing, for further discussion of the Company's short-term and long-term debt.

Other Contractual Obligations

As of March 31, 2015, other contractual obligations primarily consisted of (1) $46.0 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014; (2) $3.5 million in campus build-out obligations; and (3) $29.6 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of March 31, 2015, the Company had $178.9 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2015 and December 31, 2014, the Company had $16.3 million and $26.2 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $11.1 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2015. See Note 9, Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 16. Subsequent Events

Dividend Declaration

On April 23, 2015, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on June 23, 2015 to stockholders of record as of the close of business on June 2, 2015.

Stock Repurchase Activities

Subsequent to March 31, 2015, through the filing of this Report, the Company repurchased 12.8 million shares of its common stock, for an aggregate of $315.0 million at an average purchase price of $24.54 per share, under the 2014 Stock Repurchase Program. Repurchases of 11.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $460.0 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission ("SEC"), specifically our most recent Annual Report on Form 10-K filed with the SEC on February 20, 2015. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Strategic Verticals. We believe that product and solution differentiation, with a relentless customer focus, will assist us to achieve our primary goal of growing our revenue faster than the market.

Our products are sold in three geographic regions: Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC"). Our high-performance routing, switching, and security network products and service offerings are sold to service provider and enterprise markets. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

During the first quarter of 2015, compared to the same period in 2014, we saw a decline in net revenues from large US Carriers, however the diversity of our customers across our focused market verticals such as Cloud Providers helped to partially offset weakness in US Carrier spending. In the second half of 2015, we expect continued momentum from our Cloud and Cable providers. We also expect further growth throughout the year from our international customers, as well as an improvement in demand from our large US carrier customers. We believe our product gross margins may continue to vary in the future due to competitive pricing pressures, which may be offset by additional operational efficiencies. Nevertheless, we are focused on executing our strategy that is focused on designing, developing and selling products and services for high-performance networks. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline and targeted growth initiatives.

We continue to invest in innovation and strengthening of our product portfolio, which resulted in the announcement of new product offerings across routing, switching and security during the first quarter of 2015. In routing we announced an enhanced Converged Supercore, which includes new custom silicon, updates to the PTX Series router and expanded software-defined networking (SDN) capabilities via our NorthStar Controller. We also announced new line cards for our PTX3000 and PTX5000 core routers.

In switching, we announced the QFX10000, a new line of spine switches and the new Junos Fusion for data centers to provide industry-leading network scale and automation capabilities for small to Internet-scale cloud networks. The QFX10000 line is the first data center switch powered by our new Q5 chip, a purpose-built application specific integrated circuit that enables high performance, port density and scale. We also announced the QFX5100-AA, a new application acceleration switch, and the QFX-PFA, a new packet flow accelerator module.

In security, we announced Express Path, an optimization capability that delivers powerful performance enhancements to the SRX5000 Series Services Gateways. We also announced new application security capabilities with AppSecure 2.0 for our virtual firewall vSRX, to deliver enhanced protection for cloud and hybrid data centers. Additionally, new hardware for the SRX5800 Services Gateway was announced. These new improvements are anticipated to increase available Internet Mix (IMIX) firewall throughput up to 2 terabit-per-second, which we believe is currently the industry's fastest firewall.
In addition to our new product offerings, we continued to deliver on our previously announced capital return program. In the first quarter of 2015, we repurchased $400.0 million of shares of our common stock and we intend to repurchase a total of $600.0 million of shares of our common stock during the second quarter of 2015. In addition, during the first quarter of 2015, we paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $40.8 million and on April 23, 2015, we declared a cash dividend of $0.10 per share of common stock payable on June 23, 2015 to stockholders of record as of the close of business on June 2, 2015. In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 ("2020 Notes") and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 ("2025 Notes"), which we intend to use for general corporate purchases, which is expected to include share repurchases and payment of dividends under our capital return program.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net revenues	$1,067.4	$1,170.1	$(102.7)	(9)%

Gross margin	$657.3	$720.1	$(62.8)	(9)%
Percentage of net revenues	61.6%	61.5%

Operating income (loss)	$131.8	$(6.2)	$138.0	(2,226)%
Percentage of net revenues	12.3%	(0.5)%
Net income	$80.2	$110.6	$(30.4)	(27)%
Percentage of net revenues	7.5%	9.5%
Net income per share:
Basic	$0.20	$0.23	$(0.03)	(13)%
Diluted	$0.19	$0.22	$(0.03)	(14)%
Cash dividends declared per common stock	$0.10	$—	$0.10	—%
Stock repurchase plan activity	$400.0	$900.0	$(500.0)	(56)%

Operating cash flows	$219.3	$124.6	$94.7	76%
DSO	43	46	(3)	(7)%
Product book-to-bill	>1	<1

	March 31, 2014	December 31, 2014	$ Change	% Change
Deferred revenue	$1,174.7	$1,075.7	$99.0	9%

•
Net Revenues: During the three months ended March 31, 2015, compared to the same period in 2014, we experienced a decline in net revenues from large US Carriers and APAC service providers, partially offset by an increase among Cloud Providers across all three geographies. The decline from prior year in our net revenues was due to a decrease in net revenues from our routing, switching, and security product revenues, partially offset by an increase in our service revenue.

•
Gross Margin: Our gross margin as a percentage of net revenues increased slightly during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to cost reduction efforts and strong growth in service revenues in the quarter which improved service gross margin. The increase in gross margin is also as a result of higher restructuring and other charges recorded in 2014, in connection with the 2014 Restructuring Plan.

•
Operating Income (Loss): During the three months ended March 31, 2015, we had operating income as a percentage of net revenues, compared to an operating loss in the same period in 2014, as a result of improved operating efficiencies and our cost reduction efforts. Further, in the three months ended March 31, 2015, restructuring and other charges decreased $112.6 million compared to the same period in 2014.

•
Cash Dividends Declared per Common Stock: On January 27, 2015, we announced a quarterly cash dividend of $0.10 per share of common stock, payable on March 24, 2015 to stockholders of record on March 3, 2015 in the aggregate amount of $40.8 million.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 17.4 million shares of our common stock in the open market at an average price of $23.05 per share for an aggregate purchase price of $400.0 million during the three months ended March 31, 2015.

•
Operating Cash Flows: Operating cash flows increased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to strong customer collections, a decrease in expenditures associated with restructuring and lower compensation, in particular incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the first quarter of 2015 decreased by 3 days, or 7%, compared to the same period in 2014, primarily due to better shipment linearity and collections in the quarter.

•
Product book-to-bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the three months ended March 31, 2015 and less than one for the three months ended March 31, 2014.

•
Deferred Revenue: Total deferred revenue increased by $99.0 million to $1,174.7 million as of March 31, 2015, compared to $1,075.7 million as of December 31, 2014, primarily due to an increase in deferred service revenue of $71.2 million, driven by a high volume of annual agreement renewals and of several multi-year support agreements, and an increase in deferred product revenue of $27.8 million compared to December 31, 2014 primarily as a result of an increase in future feature deferrals.

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

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

We sell our high-performance network products and service offerings across routing, switching, and security to two primary markets: service provider and enterprise. Our determination of the market to which a particular revenue transaction relates is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market is generally comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Routing	$504.8	$549.8	$(45.0)	(8)%
Switching	166.5	192.0	(25.5)	(13)%
Security	92.8	134.2	(41.4)	(31)%
Total Product	764.1	876.0	(111.9)	(13)%
Percentage of net revenues	71.6%	74.9%

Total Service	303.3	294.1	9.2	3%
Percentage of net revenues	28.4%	25.1%
Total net revenues	$1,067.4	$1,170.1	$(102.7)	(9)%

Routing

Routing product net revenues decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of weaker demand for our edge routing products, partially offset by strong growth of our PTX series products. The decline in routing product net revenues was driven by continued softness from large US Carrier customers, partially offset by an increase from enterprise globally and service provider customers in EMEA.

Switching

Switching product net revenues decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decline in EX series products, partially offset by growth from our QFX products. During the first quarter, we saw a decline in campus and branch, partially offset by a modest increase in data center switches by a growing number of customers.

Security

Security product net revenues decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a continuing decline in revenue from our Screen OS products and other legacy products, and the divestiture of our Junos Pulse product lines in the fourth quarter of 2014. The decline from prior year was driven by fewer service provider deployments in the Americas and APAC, partially offset by revenue growth in high-end SRX from Cloud Providers in the Americas.

Service

The increase in service net revenues during the three months ended March 31, 2015, compared to the same period in 2014, was primarily driven by new service contracts and strong contract renewals. Based on historic trends, we believe that future service net revenues have a strong correlation with historic product revenues, therefore, if product net revenues decline, this will have an adverse impact on future service revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Americas:
United States	$533.5	$623.7	$(90.2)	(14)%
Other	55.5	57.8	(2.3)	(4)%
Total Americas	589.0	681.5	(92.5)	(14)%
Percentage of net revenues	55.2%	58.2%
EMEA	303.8	295.7	8.1	3%
Percentage of net revenues	28.5%	25.3%
APAC	174.6	192.9	(18.3)	(9)%
Percentage of net revenues	16.4%	16.5%
Total net revenues	$1,067.4	$1,170.1	$(102.7)	(9)%

Americas

Net revenues in the Americas decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decline in net revenues from both service provider and enterprise markets. The decline in the service provider market was primarily due to a decline in net revenues from large US Carriers and cable providers, partially offset by increased revenue from Cloud Providers. The decline in the enterprise market was driven by a decline in financial services net revenues.

EMEA

Net revenues in EMEA increased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to growth from service providers in Germany, Sweden and the Middle East, partially offset by a decline in enterprise market revenues.

APAC

Net revenues in APAC decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decline in net revenues from both the service provider and enterprise market. We primarily saw a decline in net revenues in China, Japan and Australia.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Service provider	$717.0	$782.7	$(65.7)	(8)%
Percentage of net revenues	67.2%	66.9%
Enterprise	350.4	387.4	(37.0)	(10)%
Percentage of net revenues	32.8%	33.1%
Total net revenues	$1,067.4	$1,170.1	$(102.7)	(9)%

Service provider

Net revenues from sales to the service provider market decreased during the three months ended March 31, 2015, compared to the same period in 2014, due to a decline in revenues in the Americas and APAC, partially offset by an increase in EMEA. The decline in service provider revenue was across routing, switching, and security. The decline in service provider net revenues in the Americas was primarily driven by lower revenues from large US Carriers and cable providers, partially offset by an increase in revenues from Cloud Providers. The decline in APAC service provider net revenues was primarily due to a decline in demand from Carriers, while EMEA service provider net revenues increased primarily as a result to strong net revenues from Carriers and Cloud Providers.

Enterprise

Net revenues from the enterprise market decreased during the three months ended March 31, 2015, compared to the same period in 2014, across all three geographies, primarily due to lower switching product revenue in the Americas and EMEA and lower security product revenue in EMEA and APAC, partially offset by increased routing product revenue in all three geographies.

The decline in product net revenues from both the service provider and enterprise market during the three months ended March 31, 2015, compared to the same period in 2014, was partially offset by an increase in service revenue primarily from our historical installed base.

Customer

No customer accounted for 10% or more of our net revenues during the three months ended March 31, 2015 and March 31, 2014.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Product gross margin	$475.3	$549.4	$(74.1)	(13)%
Percentage of product revenues	62.2%	62.7%
Service gross margin	182.0	170.7	11.3	7%
Percentage of service revenues	60.0%	58.0%
Total gross margin	$657.3	$720.1	$(62.8)	(9)%
Percentage of net revenues	61.6%	61.5%

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

Product gross margin

Product gross margin as a percentage of product revenues decreased slightly during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to higher pricing pressures.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to increased service net revenues and strong cost management resulting in lower support related costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Research and development	$248.7	$264.0	$(15.3)	(6)%
Percentage of net revenues	23.3%	22.6%
Sales and marketing	220.2	273.4	(53.2)	(19)%
Percentage of net revenues	20.6%	23.4%
General and administrative	55.2	74.9	(19.7)	(26)%
Percentage of net revenues	5.2%	6.4%
Restructuring and other charges	1.4	114.0	(112.6)	(99)%
Percentage of net revenues	0.1%	9.7%
Total operating expenses	$525.5	$726.3	$(200.8)	(28)%
Percentage of net revenues	49.2%	62.1%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Research and Development

Research and development expense decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decrease in personnel-related expenses as a result of restructuring actions and divestiture of our Junos Pulse product lines. The decrease in personnel-related expenses is primarily due to headcount reductions. Research and development headcount decreased by 10% from 4,179 as of March 31, 2014 to 3,752 as of March 31, 2015.

Sales and Marketing

Sales and marketing expense decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower personnel-related expenses and other discretionary expenses due to our cost reduction efforts and creating efficiency in our sales activities. The decrease in personnel-related expenses is primarily due to headcount reductions. Sales and marketing headcount decreased 11% from 2,637 as of March 31, 2014 to 2,342 as of March 31, 2015.

General and Administrative

General and administrative expense decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower litigation and investigation related costs, and to a lesser extent, lower personnel-related expenses as a result of headcount reductions of 12% from 520 as of March 31, 2014 to 460 as of March 31, 2015.

Restructuring and Other Charges

Restructuring and other charges decreased during the three months ended March 31, 2015, compared to the same period in 2014. In the first quarter of 2014, we implemented the 2014 Restructuring Plan and incurred restructuring and other charges of $113.5 million related to workforce reductions, contract terminations, project cancellations, and facility closures. In the first quarter of 2015, we recorded $1.4 million of restructuring and other charges, primarily related to severance under the 2014 Restructuring Plan. The 2014 Restructuring Plan and other restructuring plans have been substantially completed as of March 31, 2015, and we do not expect to record significant future charges. See Note 8, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Cost of revenues - Product	$1.7	$1.3	$0.4	31%
Cost of revenues - Service	3.4	4.0	(0.6)	(15)%
Research and development	30.7	32.1	(1.4)	(4)%
Sales and marketing	5.8	14.6	(8.8)	(60)%
General and administrative	4.4	8.8	(4.4)	(50)%
Total	$46.0	$60.8	$(14.8)	(24)%

Shared-based compensation expense decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decrease in actual shares vested and a decline in grant date fair values due to lower stock prices during the period.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net, and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Interest income	$3.8	$2.1	$1.7	81%
Interest expense	(18.5)	(15.5)	(3.0)	19%
Gain on investments	0.6	166.2	(165.6)	(100)%
Other	(1.7)	1.4	(3.1)	(221)%
Total other (expense) income, net	$(15.8)	$154.2	$(170.0)	(110)%
Percentage of net revenues	(1.5)%	13.2%

Income tax provision	$35.8	$37.4	$(1.6)	(4)%
Effective tax rate	30.9%	25.3%

Other (Expense) Income, Net

Interest income primarily includes interest earned from our cash, cash equivalents, investments, and on the promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from payable with respect to our long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Total other (expense) income, net decreased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to gain on investments. During the three months ended March 31, 2014, we recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Income Tax Provision

The effective tax rate for the three months ended March 31, 2015, reflects our recognition of discrete tax benefits of approximately $1.3 million due to the restructuring charges in the period. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2014.
The effective tax rate for the three months ended March 31, 2014, reflects our recognition of discrete tax expense of approximately $4.8 million due to the equity investment gain partially offset by a release of the Company’s valuation allowance attributable to investment losses and the restructuring charges in the period. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

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

For further explanation of our income tax provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2015	December 31, 2014	$ Change	% Change
Working capital	$1,331.3	$1,444.2	$(112.9)	(8)%

Cash and cash equivalents	$1,810.8	$1,639.6	$171.2	10%
Short-term investments	398.2	332.2	66.0	20%
Long-term investments	1,241.6	1,133.1	108.5	10%
Total cash, cash equivalents, and investments	3,450.6	3,104.9	345.7	11%
Long-term debt	1,648.7	1,349.0	299.7	22%
Net cash, cash equivalents, and investments	$1,801.9	$1,755.9	$46.0	3%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $112.9 million during the three months ended March 31, 2015, primarily due to a reclassification of long-term debt to short-term debt, partially offset by higher use of cash and cash equivalents as a result of our stock repurchase activities, dividend payments, purchases of capital equipment, and interest paid on debt, partially offset by the issuance of the 2020 and 2025 Notes in March 2015.

Summary of Cash Flows

As of March 31, 2015, our cash and cash equivalents increased by $171.2 million primarily due to the issuance of the 2020 Notes and 2025 Notes in March 2015, partially offset by purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, and dividend payout.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$219.3	$124.6	$94.7	76%
Net cash (used in) provided by investing activities	$(221.3)	$913.0	$(1,134.3)	(124)%
Net cash provided by (used in) financing activities	$185.3	$(743.8)	$929.1	(125)%

Operating Activities

Net cash provided by operations for the three months ended March 31, 2015 was $219.3 million, compared to $124.6 million for the same period in 2014. Net cash provided by operations increased during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to strong customer collections, a decrease in expenditures associated with restructuring and lower compensation, in particular incentive compensation.

Investing Activities

For the three months ended March 31, 2015, net cash used in investing activities was $221.3 million, compared to net cash provided by investing activities of $913.0 million for the three months ended March 31, 2014. The decrease in net cash provided by investing activities was primarily due to fewer proceeds from the sale of investments.

Financing Activities

Net cash provided by financing activities was $185.3 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $743.8 million for the same period in 2014. The net cash provided by financing activities in the first quarter of 2015 is primarily due to the issuance of the 2020 Notes and 2025 Notes, partially offset by the purchase and retirement of our common stock in the current quarter and dividend payment. The net cash used in financing activities in the first quarter of 2014 was due to the up-front payment of $1.2 billion pursuant to the accelerated share repurchase, partially offset by the issuance of the 2024 Notes.

Stock Repurchase Activities

In February 2014, our Board of Directors (the "Board") approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program for a total of $3.4 billion.

During the three months ended March 31, 2015, we repurchased and retired approximately 17.4 million shares of our common stock under the 2014 Stock Repurchase Program at an average price of $23.05 per share for an aggregate purchase price of $400.0 million during the three months ended March 31, 2015.

During the three months ended March 31, 2014, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase an aggregate of $1.2 billion of our common stock. During the first quarter of 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. On July 23, 2014, the ASR was completed and an additional 16.0 million shares for the remaining $300.0 million was received from the financial institutions for a total of 49.3 million shares of our common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

As of March 31, 2015, there was $775.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. We intend to repurchase $600.0 million of our common stock by the end of the second quarter of 2015, as part of our previously announced three year capital return program.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

Dividends

On January 27, 2015, we announced a quarterly cash dividend of $0.10 per share of common stock, or $40.8 million in the aggregate, to stockholders of record on March 3, 2015 which was paid on March 24, 2015. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion on our dividend declaration subsequent to March 31, 2015.

Restructuring

As of March 31, 2015, our restructuring liability was $9.4 million of which $4.8 million is related to severance and other charges, which are expected to be settled by September 2015. The remaining $4.6 million related to facility closures are expected to be paid through March 2018. All of our restructuring plans have been substantially completed as of March 31, 2015, and we do not expect to record significant future charges.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$229.5	$180.3
Distributor inventory and other sell-through items	90.0	103.7
Deferred gross product revenue	319.5	284.0
Deferred cost of product revenue	(66.1)	(58.4)
Deferred product revenue, net	253.4	225.6
Deferred service revenue	921.3	850.1
Total	$1,174.7	$1,075.7

As of March 31, 2015, total deferred revenue increased by $99.0 million compared to December 31, 2014, due to an increase of deferred service revenue of $71.2 million driven by a high volume of annual agreement renewals and of several multi-year support agreements, and an increase in deferred product revenue of $27.8 million compared to December 31, 2014 primarily as a result of an increase in future feature deferrals.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 15, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of March 31, 2015, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the three months ended March 31, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than the issuance of the 2020 Notes and 2025 Notes and related interest, as well as the reclassification of the $300.0 million 2016 Notes from long-term debt to short-term debt during the first quarter of 2015 as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$300.0	$300.0	$—	$—	$—
2020 Notes	$300.0	$—	$—	$—	$300.0
2025 Notes	$300.0	$—	$—	$—	$300.0
Interest payment on long-term debt	$186.5	$18.9	$45.9	$63.5	$58.2

For further explanation of our debt, see Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of March 31, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of March 31, 2015, we have not made any payments under these arrangements. As of March 31, 2015 and December 31, 2014, we had $16.3 million and $26.2 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $11.1 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2015.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of March 31, 2015, 80% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2020 Notes and 2025 Notes were issued pursuant to a prospectus supplement filed with the SEC on February 26, 2015 to the automatic shelf registration statement and our 2024 Notes were issued under the automatic shelf registration statement pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus. In addition, our new Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2015, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.50% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we believe we are on track with respect to this goal for 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer and partner consolidation, competition, customer and partner concentration, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. Furthermore market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Vodafone’s acquisition of Spanish cable operator, Ono, Numericable’s purchase of SFR, France’s second-largest telecommunications operator, the acquisition of TW Telecom by Level 3 Communications, and AT&T’s proposed acquisition of DirecTV) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. For example, if the U.S. dollar continues to strengthen against other currencies such as the Euro, our revenues reported in U.S. dollars could decline. In addition, our transactions and prices are generally denominated in U.S. dollars, and an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the U.S., which could impact our competitive position, discounting and margins or revenues. More generally-speaking, economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter.

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

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted new capital allocation plan. In connection with cost management, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Hewlett-Packard

Company, and Huawei Technologies Co., Ltd. In the security market, we face intense competition from these same companies as well as companies such as Check Point, F5 Networks, Fortinet, and Palo Alto Networks. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors, can increase the competitive pressures faced by us as, customers may delay spending decisions or not purchase our products at all. For example, in recent years, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., which further consolidated our market, and Nokia Corporation announced a proposed merger with Alcatel-Lucent and Hewlett-Packard Company announced a proposed acquisition of Aruba Networks, Inc., which we anticipate will further consolidate our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

We expect our gross margins and operating margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, currency fluctuations that impact our costs or the cost of our products to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, in 2014, we announced our 2014 operating plan and longer term financial objectives intended to reduce our operating expenses as a percentage of revenue and to increase revenues and operating margins. We expect that our margins will, accordingly, vary with our ability to achieve these goals. We can provide no assurance that we will be able to achieve all of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson Telecom A.B., International Business Machines Corporation, Nokia Corporation and Dimension Data. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. In addition, in the first quarter of 2015, Nokia Corporation and Alcatel-Lucent, a competitor of ours, announced a proposed merger. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Further, in order to develop and expand our distribution channel, we must continue to offer attractive channel programs to potential partners and scale and improve our processes and procedures that support the channel. As a result, our programs, processes and procedures may become increasingly complex and inherently difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain andmanage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations, among others, include the European Union (EU) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS). The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse in the future, including an exemption for lead in network infrastructure equipment upon which we and our competitors rely, and which is currently scheduled to expire in July 2016. Revocation of this exemption or further changes to this or other laws or passage of new similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU or reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU and our customers may refuse or be unable to purchase our products. Additionally, EU and China have adopted the WEEE directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as REACH regulations, which regulate handling of certain chemical substances that may be used in our products.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued new regulations governing aspects of fixed broadband networks and wireless networks. These regulations, which are being challenged in court might impact service provider and cloud provider business models and as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China recently has proposed new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, or export or related economic sanctions, including recent restrictions imposed by the U.S. and EU on exports to Russia and Ukraine, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in harm to our reputation and ability to compete in international markets, penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

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

Telecommunications and cloud service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. For example, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

In addition, service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition and results of operations. In addition, increased patent litigation brought against these types of customers by non-practicing entities in recent years, may result, and in some cases has resulted, in such customers requesting or requiring vendors to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations.

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

In addition, in the past two years, we have announced new products across routing, switching and security, including ACX5000 and ACX500, QFX10000 line of spine switches, QFX5100, SRX5000 and SRX5800, T4000 Core Router, EX9200 and EX4600
Ethernet Switches, new MX Series Routers (including the vMX 3D Universal Edge Router), Northstar Controller, OCX1100, PTX 3000 and PTX5000 Packet Transport Routers, vSRX, and Juniper Networks Contrail. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

We are a party to lawsuits, investigations, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any or all of which could harm our business, results of operations, financial condition or cash flows.

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act (FCPA) in a number of countries. The investigations relate to whether the Company or any third party on behalf of the Company gave money or anything else of value to any government official in violation of the FCPA. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We are a party to litigation and claims regarding intellectual property rights, resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, if we fail to develop non-infringing technology or if we license required proprietary rights, our business, financial condition, and results of operations could be materially and adversely affected.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of March 31, 2015, our goodwill was $2,981.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. The Organisation for Economic Co-operation and Development, an international association of 34 countries including the U.S., is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and VARs in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. In addition, a portion of our R&D and our general and administrative operations are conducted outside the United States. In some countries, we may experience reduced intellectual property protection.

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

Because a substantial portion of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial condition and results of operations.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. Since approximately $125.0 million of the transaction consideration is in the form of an 18-month non-contingent seller promissory note, there is also the risk that we may not receive the amount owed to us by the buyer under the note and that the Junos Pulse assets may return to us.

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

In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 (“2020 Notes”) and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 (“2025 Notes”). In addition, in March 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2020 Notes, 2024 Notes and 2025 Notes, the “Notes”), and (see discussion in Note 9, Debt and Financing, in the Notes to Condensed Consolidated Financial Statements of this Report). As of March 31, 2015, we had $1,948.6 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of March 31, 2015, no amounts were outstanding under the Credit Agreement.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon) or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon). However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes), repatriate off-shore cash to the U.S. at unfavorable tax rates or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Notes, any notes issued in connection with the recently-announced capital return program discussed below and the Revolving Credit Facility (if drawn upon).

Our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

In January 2015, we announced a cash dividend of $0.10 per share of common stock payable on March 24, 2015 to stockholders of record as of the close of business on March 3, 2015. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, our Board of Directors recently authorized a $1.1 billion increase to our current capital return plan, which includes a planned $1.5 billion of share repurchases between the fourth quarter of 2014 and the end of the second quarter of 2015. The capital return plan will be funded by a combination of onshore cash, previously issued debt and potentially, additional debt financing, to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At March 31, 2015, we had $1,810.8 million in cash and cash equivalents and $1,639.8 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended March 31, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2015	4.5	$22.40	4.5	$1,075.0
February 1 - February 28, 2015	6.5	$23.01	6.4	$962.9
March 1 - March 31, 2015	6.5	$23.54	6.5	$775.0
Total	17.5	$23.05	17.4
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

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2015)

4.1
Third Supplemental Indenture, dated March 4, 2015, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

4.2
Form of Note for Juniper Networks, Inc.’s 3.300% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

4.3
Form of Note for Juniper Networks, Inc.’s 4.350% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

10.1	Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor*+

10.2
Severance Agreement, dated February 20, 2015, between Juniper Networks, Inc. and Robyn Denholm (incorporated herein by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed with the SEC on February 20, 2015)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
+Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

May 8, 2015	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2015	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2015)

4.1
Third Supplemental Indenture, dated March 4, 2015, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

4.2
Form of Note for Juniper Networks, Inc.’s 3.300% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

4.3
Form of Note for Juniper Networks, Inc.’s 4.350% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2015)

10.1	Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor*+

10.2
Severance Agreement, dated February 20, 2015, between Juniper Networks, Inc. and Robyn Denholm (incorporated herein by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed with the SEC on February 20, 2015)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
+Indicates management contract or compensatory plan, contract or arrangement.