Form 10-Q
period 2015-06-30
JUNIPER NETWORKS INC
filed 2015-08-06
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 384,426,751 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 31, 2015.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Product	$899.7	$929.2	$1,663.8	$1,805.2
Service	322.5	300.3	625.8	594.4
Total net revenues	1,222.2	1,229.5	2,289.6	2,399.6
Cost of revenues:
Product	311.7	359.3	600.5	685.9
Service	129.0	122.0	250.3	245.4
Total cost of revenues	440.7	481.3	850.8	931.3
Gross margin	781.5	748.2	1,438.8	1,468.3
Operating expenses:
Research and development	251.6	255.5	500.3	519.5
Sales and marketing	232.4	258.0	452.6	531.4
General and administrative	56.3	60.6	111.5	135.5
Restructuring and other (benefit) charges	(1.9)	58.2	(0.5)	172.2
Total operating expenses	538.4	632.3	1,063.9	1,358.6
Operating income	243.1	115.9	374.9	109.7
Other (expense) income, net	(17.1)	178.6	(32.9)	332.8
Income before income taxes	226.0	294.5	342.0	442.5
Income tax provision	68.0	73.4	103.8	110.8
Net income	$158.0	$221.1	$238.2	$331.7

Net income per share:
Basic	$0.41	$0.47	$0.60	$0.69
Diluted	$0.40	$0.46	$0.59	$0.68
Shares used in computing net income per share:
Basic	389.9	470.3	398.4	478.1
Diluted	397.2	476.5	406.1	487.3
Cash dividends declared per common stock	$0.10	$—	$0.20	$—

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$158.0	$221.1	$238.2	$331.7
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, net of tax benefit (provision) of $5.4 and $1.6 during the three and six months ended June 30, 2015, respectively, and ($6.1) and ($28.2) for the corresponding periods of the fiscal year ended December 31, 2014 ("fiscal 2014"), respectively	9.0	10.3	8.2	48.4
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provisions of zero during the three and six months ended June 30, 2015, and $0.1 and $60.4 for the corresponding periods of fiscal 2014, respectively	(0.3)	(0.3)	(0.5)	(103.8)
Net change on available-for-sale securities, net of taxes	8.7	10.0	7.7	(55.4)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges, net of tax provisions of $0.4 and $0.7 during the three and six months ended June 30, 2015, respectively, and $0.7 and $1.3 for the corresponding periods of fiscal 2014, respectively	2.4	1.1	(4.0)	3.2
Reclassification adjustment for realized net losses (gains) on cash flow hedges included in net income, net of tax provisions of zero and $0.1 during the three and six months ended June 30, 2015, respectively, and $0.4 and $0.3 for the corresponding periods of fiscal 2014, respectively	3.8	(2.1)	6.9	(3.2)
Net change on cash flow hedges, net of taxes	6.2	(1.0)	2.9	—
Change in foreign currency translation adjustments	7.0	2.2	(4.1)	3.9
Other comprehensive income (loss), net of tax	21.9	11.2	6.5	(51.5)
Comprehensive income	$179.9	$232.3	$244.7	$280.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,330.3	$1,639.6
Short-term investments	517.7	332.2
Accounts receivable, net of allowances	533.0	598.9
Deferred tax assets, net	138.3	147.0
Prepaid expenses and other current assets	207.6	239.9
Total current assets	2,726.9	2,957.6
Property and equipment, net	921.2	904.3
Long-term investments	1,228.3	1,133.1
Restricted cash and investments	45.7	46.0
Purchased intangible assets, net	44.8	62.4
Goodwill	2,981.3	2,981.5
Other long-term assets	334.6	303.9
Total assets	$8,282.8	$8,388.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$299.9	$—
Accounts payable	222.6	234.6
Accrued compensation	227.3	225.0
Deferred revenue	795.4	780.8
Other accrued liabilities	217.3	273.0
Total current liabilities	1,762.5	1,513.4
Long-term debt	1,648.7	1,349.0
Long-term deferred revenue	309.0	294.9
Long-term income taxes payable	180.2	177.5
Other long-term liabilities	134.5	134.9
Total liabilities	4,034.9	3,469.7
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 384.3 shares and 416.2 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	8,313.0	8,794.0
Accumulated other comprehensive loss	(7.3)	(13.8)
Accumulated deficit	(4,057.8)	(3,861.1)
Total stockholders' equity	4,247.9	4,919.1
Total liabilities and stockholders' equity	$8,282.8	$8,388.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$238.2	$331.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	104.9	120.1
Depreciation, amortization, and accretion	89.0	95.6
Restructuring and other (benefit) charges	(0.5)	194.4
Deferred income taxes	23.9	(82.3)
Gain on investments, net	(0.8)	(167.0)
Gain on legal settlement, net	—	(120.3)
Excess tax benefits from share-based compensation	(4.3)	(8.0)
Loss on disposal of fixed assets	0.4	0.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	29.0	21.4
Prepaid expenses and other assets	(41.7)	(3.9)
Accounts payable	(13.8)	52.5
Accrued compensation	3.6	(39.5)
Income taxes payable	56.7	113.5
Other accrued liabilities	(30.7)	(62.7)
Deferred revenue	28.6	101.9
Net cash provided by operating activities	482.5	548.2
Cash flows from investing activities:
Purchases of property and equipment	(83.8)	(98.6)
Purchases of available-for-sale investments	(841.3)	(1,577.6)
Proceeds from sales of available-for-sale investments	450.9	1,504.6
Proceeds from maturities of available-for-sale investments	115.9	234.2
Purchases of trading investments	(2.5)	(2.4)
Proceeds from sales of privately-held investments	—	2.5
Purchases of privately-held investments	(3.2)	(5.0)
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(27.1)
Changes in restricted cash	—	25.0
Net cash (used in) provided by investing activities	(364.0)	55.6
Cash flows from financing activities:
Proceeds from issuance of common stock	63.0	121.2
Purchases and retirement of common stock	(1,004.7)	(907.1)
Purchase of equity forward contract	—	(300.0)
Issuance of long-term debt, net	594.6	346.5
Payment for capital lease obligation	0.4	(0.4)
Customer financing arrangements	—	0.7
Excess tax benefits from share-based compensation	4.3	8.0
Payment of cash dividends	(79.5)	—
Net cash used in financing activities	(421.9)	(731.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(5.9)	3.1
Net decrease in cash and cash equivalents	(309.3)	(124.2)
Cash and cash equivalents at beginning of period	1,639.6	2,284.0
Cash and cash equivalents at end of period	$1,330.3	$2,159.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of June 30, 2015, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the prior year Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out ("FIFO") or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements, if any.

In June 2015, the FASB issued ASU No. 2015-10 - Technical Corrections and Improvements, which contains minor guidance clarifications and reference corrections, simplification of the Codification, and minor improvements on a wide variety of topics. ASU 2015-10 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements, if any.

In April 2015, the FASB issued ASU No. 2015-05(Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements, if any.

In April 2015, the FASB issued ASU No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

would reduce the debt issuance cost asset on the Company's Condensed Consolidated Balance Sheet by approximately $11.0 million and correspondingly reduce its debt liabilities by approximately $11.0 million. The Company plans to adopt this standard in the first quarter of 2016. The adoption of this standard would not have an impact to the Condensed Consolidated Statement of Operations.

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

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40) - Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company's Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12 (Topic 718) - Compensation - Stock Compensation (“ASU 2014-12”) which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on the Company's Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”) which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. As a result, the Company will apply the new revenue standard for annual and interim periods beginning after December 15, 2017. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018. The Company is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of June 30, 2015 and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015
Fixed income securities:
Asset-backed securities	$331.1	$0.1	$(0.1)	$331.1
Certificates of deposit	4.7	—	—	4.7
Commercial paper	12.5	—	—	12.5
Corporate debt securities	917.9	0.5	(0.9)	917.5
Foreign government debt securities	26.0	—	—	26.0
Government-sponsored enterprise obligations	172.6	0.1	—	172.7
U.S. government securities	268.0	0.1	—	268.1
Total fixed income securities	1,732.8	0.8	(1.0)	1,732.6
Money market funds	207.5	—	—	207.5
Mutual funds	4.0	—	—	4.0
Publicly-traded equity securities	3.6	4.4	—	8.0
Total available-for-sale securities	1,947.9	5.2	(1.0)	1,952.1
Trading securities in mutual funds(1)	17.9	—	—	17.9
Total	$1,965.8	$5.2	$(1.0)	$1,970.0

Reported as:
Cash equivalents	$178.8	$—	$—	$178.8
Restricted investments	45.2	—	—	45.2
Short-term investments	513.2	4.5	—	517.7
Long-term investments	1,228.6	0.7	(1.0)	1,228.3
Total	$1,965.8	$5.2	$(1.0)	$1,970.0
________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$269.3	$—	$(0.3)	$269.0
Certificates of deposit	10.6	—	—	10.6
Commercial paper	20.3	—	—	20.3
Corporate debt securities	738.6	0.5	(1.1)	738.0
Foreign government debt securities	24.6	—	—	24.6
Government-sponsored enterprise obligations	162.2	—	(0.1)	162.1
U.S. government securities	246.1	—	(0.1)	246.0
Total fixed income securities	1,471.7	0.5	(1.6)	1,470.6
Money market funds	594.2	—	—	594.2
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	2.1	—	(0.1)	2.0
Total available-for-sale securities	2,071.9	0.6	(1.7)	2,070.8
Trading securities in mutual funds(1)	16.3	—	—	16.3
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

Reported as:
Cash equivalents	$576.6	$—	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	332.2	0.2	(0.2)	332.2
Long-term investments	1,134.2	0.4	(1.5)	1,133.1
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$504.2	$0.1	$—	$504.3
Due between one and five years	1,228.6	0.7	(1.0)	1,228.3
Total	$1,732.8	$0.8	$(1.0)	$1,732.6

The Company had 418 and 437 investments in an unrealized loss positions as of June 30, 2015 and December 31, 2014, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2015, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2015 and June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the six months ended June 30, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.6 million, which was recorded within other (expense) income, net, in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2014 and during the three and six months ended June 30, 2015 the Company did not recognize other-than-temporary impairments associated with these investments.

During the three and six months ended June 30, 2015, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities. During the six months ended June 30, 2014, gross realized gains from available-for-sale securities were $165.8 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended June 30, 2014, there were no material realized gains or losses from available-for-sale securities and during the three and six months ended June 30, 2014, there were no material gross realized gains or losses from trading securities.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2015
Fixed income securities:
Asset-backed securities(1)	$190.3	$(0.1)	$10.2	$—	$200.5	$(0.1)
Corporate debt securities(1)	519.9	(0.9)	10.6	—	530.5	(0.9)
Foreign government debt securities(2)	17.0	—	—	—	17.0	—
Government-sponsored enterprise obligations(2)	51.1	—	—	—	51.1	—
U.S. government securities(2)	76.6	—	—	—	76.6	—
Total fixed income securities	854.9	(1.0)	20.8	—	875.7	(1.0)
Total available-for-sale securities	$854.9	$(1.0)	$20.8	$—	$875.7	$(1.0)
________________________________
(1) Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of June 30, 2015.
(2) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of June 30, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$221.9	$(0.3)	$—	$—	$221.9	$(0.3)
Corporate debt securities	515.9	(1.1)	—	—	515.9	(1.1)
Foreign government debt securities(1)	24.6	—	—	—	24.6	—
Government-sponsored enterprise obligations	113.8	(0.1)	—	—	113.8	(0.1)
U.S. government securities	189.0	(0.1)	—	—	189.0	(0.1)
Total fixed income securities	1,065.2	(1.6)	—	—	1,065.2	(1.6)
Publicly-traded equity securities	2.0	(0.1)	—	—	2.0	(0.1)
Total available-for-sale securities	$1,067.2	$(1.7)	$—	$—	$1,067.2	$(1.7)
 ________________________________

(1)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Cash and Investments

The Company classifies certain cash and investments as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2014; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers indemnification trust (“D&O Trust”). The restricted investments are designated as available-for-sale securities.

Privately-Held Investments

The Company has privately-held investments, which include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost.

As of June 30, 2015 and December 31, 2014, the carrying values of the Company's privately-held investments of $92.1 million and $89.9 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $50.3 million and $47.5 million, respectively. For the three and six months ended June 30, 2015, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities. For the three and six months ended June 30, 2014, the Company recorded $10.0 million in other comprehensive income for unrealized gains associated with its privately-held debt securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the three and six months ended June 30, 2015 and June 30, 2014, the Company determined that no privately-held investments were other-than-temporarily impaired.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$331.1	$—	$331.1
Certificates of deposit	—	4.7	—	4.7
Commercial paper	—	12.5	—	12.5
Corporate debt securities	—	917.5	—	917.5
Foreign government debt securities	—	26.0	—	26.0
Government-sponsored enterprise obligations	—	172.7	—	172.7
Money market funds(1)	207.5	—	—	207.5
Mutual funds(2)	4.0	—	—	4.0
Publicly-traded equity securities	8.0	—	—	8.0
U.S. government securities	268.1	—	—	268.1
Total available-for-sale securities	487.6	1,464.5	—	1,952.1
Trading securities in mutual funds(3)	17.9	—	—	17.9
Privately-held debt and redeemable preferred stock securities	—	—	50.3	50.3
Derivative assets:
Foreign exchange contracts	—	1.3	—	1.3
Total assets measured at fair value	$505.5	$1,465.8	$50.3	$2,021.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.7)	$—	$(1.7)
Total liabilities measured at fair value	$—	$(1.7)	$—	$(1.7)

Total assets measured at fair value, reported as:
Cash equivalents	$166.4	$12.4	$—	$178.8
Restricted investments	45.2	—	—	45.2
Short-term investments	176.6	341.1	—	517.7
Long-term investments	117.3	1,111.0	—	1,228.3
Prepaid expenses and other current assets	—	1.3	—	1.3
Other long-term assets	—	—	50.3	50.3
Total assets measured at fair value	$505.5	$1,465.8	$50.3	$2,021.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.7)	$—	$(1.7)
Total liabilities measured at fair value	$—	$(1.7)	$—	$(1.7)
________________________________

(1)	Balance includes $41.2 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the six months ended June 30, 2015, there were purchases of $2.8 million related to privately-held debt securities and no purchases during the three months ended June 30, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, promissory note, and privately-held equity investments, are measured at fair value on a nonrecurring basis, only if impairment is indicated. Privately-held equity investments, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.

As of June 30, 2015, the Company had a $125.0 million promissory note in connection with the sale of Junos Pulse measured at fair value on a nonrecurring basis, which was classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. Refer to Note 7, Other Financial Information, for further information on the impairment measurement of the promissory note and the unobservable inputs used. As of December 31, 2014, the Company recorded a goodwill impairment charge of $850.0 million for its Security reporting unit measured at fair value on a nonrecurring basis. The remeasurement of goodwill is classified as a Level 3 value assessment due to the significance of unobservable inputs developed using company-specific information. As of December 31, 2014, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis.

As of June 30, 2015 and December 31, 2014, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,982.8 million and $1,395.2 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2015	December 31, 2014
Cash flow hedges	$123.6	$160.7
Non-designated derivatives	76.0	78.0
Total	$199.6	$238.7

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, on its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into earnings within the next twelve months.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2015, the Company recognized an unrealized gain of $2.8 million and an unrealized loss of $3.3 million, respectively, in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments and reclassified a realized loss of $3.8 million and $6.8 million, respectively, from other comprehensive income (loss) to operating expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2014, the Company recognized a unrealized gain of $1.8 million and $4.5 million, respectively, in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments and reclassified a realized gain of $2.5 million and $3.5 million, respectively, during the three and six months ended June 30, 2014 from other comprehensive income (loss) to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2015 and June 30, 2014.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and six months ended June 30, 2015, the Company recognized a net loss of $2.4 million and $0.3 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2014, the Company recognized net losses of $2.4 million and $3.0 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 30, 2015 and December 31, 2014, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the six months ended June 30, 2015 (in millions):

Balance as of December 31, 2014	$2,981.5
Other	(0.2)
Balance as of June 30, 2015	$2,981.3

There were no impairments to goodwill during the three and six months ended June 30, 2015 and June 30, 2014.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of June 30, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(482.2)	$(49.9)	$35.6
Customer contracts, support agreements, and related relationships	78.1	(66.6)	(2.8)	8.7
Other	1.1	(0.6)	—	0.5
Total purchased intangible assets	$646.9	$(549.4)	$(52.7)	$44.8

As of December 31, 2014
Intangible assets with finite lives:
Technologies and patents	$567.7	$(466.1)	$(49.9)	$51.7
Customer contracts, support agreements, and related relationships	78.1	(65.2)	(2.8)	10.1
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(531.8)	$(52.7)	$62.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$4.7	$8.4	$15.5	$16.6
Operating expenses:
Sales and marketing	0.6	1.1	1.4	2.1
General and administrative	0.3	0.3	0.7	0.6
Total operating expenses	0.9	1.4	2.1	2.7
Total	$5.6	$9.8	$17.6	$19.3

During the six months ended June 30, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. There were no such charges during the three months ended June 30, 2015 and three and six months ended June 30, 2014.

There were no impairment charges related to purchased intangible assets during the three and six months ended June 30, 2015 and June 30, 2014.

As of June 30, 2015, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2015	$10.9
2016	11.6
2017	7.0
2018	5.1
2019	4.9
Thereafter	5.3
Total	$44.8

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

	As of
	June 30, 2015	December 31, 2014
Production materials	$50.3	$38.3
Finished goods	27.1	24.2
Inventories	$77.4	$62.5

In connection with the 2014 Restructuring Plan discussed in Note 8, Restructuring and Other Charges, the Company accelerated the end-of-service life of certain products resulting in inventory charges of $11.5 million and $15.5 million, recorded within cost of revenues in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	June 30, 2015	December 31, 2014
Privately-held investments	$92.1	$89.9
Licensed software	8.0	8.6
Federal income tax receivable	28.9	20.0
Customer financing receivable	3.0	16.9
Inventory	11.3	8.0
Prepaid costs, deposits, and other	61.6	35.5
Promissory note in connection with the sale of Junos Pulse	125.0	125.0
Interest receivable in connection with Promissory note	4.7	—
Other long-term assets	$334.6	$303.9

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. As of June 30, 2015, the Company has not received scheduled interest payments of $3.1 million and expects further delayed payments beyond the original term of the agreement. The Company measures any impairment based on the present value of expected cash flows, discounted at the note’s effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on this calculation, no impairment charge was required.

The note receivable, along with the related interest receivable, is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

Interest income on the note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected future cash flow is less than the recorded investment. During the three months ended June 30, 2015, the related amount of interest income recognized was $1.6 million.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the six months ended June 30, 2015 were as follows (in millions):

Balance as of December 31, 2014	$28.7
Provisions made during the period	13.6
Actual costs incurred during the period	(14.3)
Balance as of June 30, 2015	$28.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$185.6	$180.3
Distributor inventory and other sell-through items	62.3	103.7
Deferred gross product revenue	247.9	284.0
Deferred cost of product revenue	(42.8)	(58.4)
Deferred product revenue, net	205.1	225.6
Deferred service revenue	899.3	850.1
Total	$1,104.4	$1,075.7
Reported as:
Current	$795.4	$780.8
Long-term	309.0	294.9
Total	$1,104.4	$1,075.7

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

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$6.7	$2.1	$10.5	$4.2
Interest expense	(21.8)	(17.8)	(40.3)	(33.3)
Net gain on legal settlement	—	195.3	—	195.3
Gain on investments	0.2	0.8	0.8	167.0
Other	(2.2)	(1.8)	(3.9)	(0.4)
Other (expense) income, net	$(17.1)	$178.6	$(32.9)	$332.8

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

During the three months ended June 30, 2014, the Company entered into a settlement agreement with Palo Alto Networks, Inc. (“PAN”) resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to the Company of $75.0 million in cash and issued the Company PAN common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in net realized gain. All such PAN securities were sold in the third quarter of 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the six months ended June 30, 2014, the Company recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Note 8. Restructuring and Other Charges

2014 Restructuring Plan and Other Restructuring Plans

In the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) designed to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions, facility consolidations and closures, asset write-downs, contract terminations and other charges. The Company had also initiated restructuring plans in each of the fiscal years from 2011 through 2013 (the “Other Restructuring Plans”) which focused on improving the Company's cost structure through product portfolio rationalizations, workforce reductions, contract terminations, project cancellations, and facility closures and consolidations. As of December 31, 2014, the Company's restructuring plans have been substantially completed and the Company does not expect to record significant future charges under any of these restructuring plans.

The following table presents restructuring and other charges and (benefits) included in cost of revenues and restructuring and other (benefit) charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Severance	$(1.1)	$10.2	$0.4	$38.5
Facilities	(0.8)	37.6	(0.9)	37.8
Contract terminations	—	1.5	—	2.3
Asset impairment and write-downs	—	22.7	—	115.8
Total	$(1.9)	$72.0	$(0.5)	$194.4

Reported as:
Cost of revenues	$—	$13.8	$—	$22.2
Restructuring and other (benefit) charges	(1.9)	58.2	(0.5)	172.2
Total	$(1.9)	$72.0	$(0.5)	$194.4

During the three months ended June 30, 2015, the Company recorded benefits of $1.1 million for severance and $0.8 million for facility consolidation and closures that were recorded to restructuring and other (benefit) charges in the Condensed Consolidated Statements of Operations, related to the 2014 Restructuring Plan. During the six months ended June 30, 2015, the Company recorded $0.4 million of severance costs and a benefit of $0.9 million for facilities that were recorded in restructuring and other (benefit) charges in the Condensed Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan.

During the three months ended June 30, 2014, the Company recorded $9.9 million of severance costs, $37.6 million of facility consolidation and closures, $8.9 million of asset write-downs, and $1.5 million of contract terminations, which were recorded in restructuring and other (benefit) charges in the Condensed Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan. The Company also recorded inventory write-downs of $11.5 million and a charge related to products with contract manufacturers of $2.3 million for acceleration of the end-of-service life of certain products that were recorded in cost of revenues in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2014, in connection with the 2014 Restructuring Plan. The remaining $0.3 million of charges were incurred for Other Restructuring Plans during the three months ended June 30, 2014.

During the six months ended June 30, 2014, the Company recorded $37.9 million of severance costs, $37.6 million of facility consolidation and closures, $84.7 million of impairment charges related to licensed software, $8.9 million of asset write-downs, and $2.3 million of contract terminations, which were recorded in restructuring and other (benefit) charges in the Condensed Consolidated Statements of Operations. The Company also recorded inventory write-downs of $15.5 million and a charge related

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2014, in connection with the 2014 Restructuring Plan. The remaining $0.8 million of charges were incurred for the other restructuring plans during the six months ended June 30, 2014.

Restructuring and other (benefit) charges noted above are based on the 2014 Restructuring Plan and Other Restructuring Plans that were committed to by management. Any changes in the estimates of executing the approved restructuring plans are reflected in the Company's results of operations.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the six months ended June 30, 2015 (in millions):

	December 31, 2014	Charges	Cash Payments	Non-cash Settlements and Other	June 30, 2015
Severance	$9.4	$0.4	$(7.8)	$(1.5)	$0.5
Facilities	7.4	(0.9)	(2.3)	(0.4)	3.8
Contract terminations and other	0.2	—	—	(0.2)	—
Total	$17.0	$(0.5)	$(10.1)	$(2.1)	$4.3

As of June 30, 2015, the Company's restructuring liability was $4.3 million, of which $0.5 million is related to severance expected to be substantially settled by September 2015. The remaining $3.8 million, which is primarily related to facility closures, is expected to be paid through March 2018.

Note 9. Debt and Financing

Debt

The following table summarizes the Company's short-term and long-term debt (in millions, except percentages):

	As of June 30, 2015
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

As of June 30, 2015, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

On June 27, 2014, the Company entered into a Credit Agreement (“Credit Agreement”) with certain institutional lenders and Citibank, N.A., as administrative agent, that provides for a $500.0 million unsecured revolving credit facility, with an option of the Company to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds of loans made under the Credit Agreement may be used by the Company for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowings may be denominated, at the Company's option, in U.S. dollars, Pounds Sterling or Euro.

Borrowings under the Credit Agreement will bear interest at either i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.50%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.90% and 1.50%, depending on the Company's public debt rating. Base rate is defined as the greatest of (A) Citibank's base rate, (B) the Federal funds rate plus 0.50% or (C) the ICE Benchmark Administration Settlement Rate applicable to dollars for a period of one month plus 1.00%. The Eurocurrency rate is determined for U.S. dollars and Pounds Sterling as the rate at which deposits in such currency are offered in the London interbank market for the applicable interest period and for Euro as the rate specified for deposits in Euro with a maturity comparable to the applicable interest period.

As of June 30, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred. In 2014, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result, the Company's customer financing activities significantly declined from fiscal year 2014 through the second quarter of 2015.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $11.8 million and $209.8 million during the three months ended June 30, 2015 and June 30, 2014, respectively, and $58.9 million and $342.7 million during the six months ended June 30, 2015 and June 30, 2014, respectively.

The Company received cash proceeds from the financing provider of $25.5 million and $152.1 million during the three months ended June 30, 2015 and June 30, 2014, respectively, and $85.5 million and $344.4 million during the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the amounts owed to the Company by the financing provider were $1.4 million and $28.0 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2015, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $11.2 million as of June 30, 2015.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the estimated cash received from the financing provider not recognized as revenue was $13.3 million and $67.5 million, respectively.

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the six months ended June 30, 2015, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2015 and on April 23, 2015, which were paid on March 24, 2015 and on June 23, 2015, respectively, to stockholders of record on March 3, 2015 and on June 2, 2015, respectively, in the aggregate amount of $79.5 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2015.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program (“2014 Stock Repurchase Program”). In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program for a total of $3.4 billion.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and six months ended June 30, 2015, the Company repurchased and retired approximately 23.2 million and 40.6 million shares of its common stock, respectively, at an average price of $25.83 and $24.64 per share, respectively, for an aggregate purchase price of $600.0 million and $1.0 billion, respectively.

During the six months ended June 30, 2014, the Company entered into two separate accelerated share repurchase agreements (collectively, the “ASR”) with two financial institutions to repurchase an aggregate of $1.2 billion of the Company's common stock. During the first quarter of 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company's common stock for an aggregate price of $900.0 million based on the market value of the Company's common stock on the date of the transaction. On July 23, 2014, the ASR was completed and the Company received an additional 16.0 million shares from the financial institutions for the remaining $300.0 million for a total repurchase of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

As of June 30, 2015, there was $175.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. In July 2015, the Board approved an incremental $500.0 million stock repurchase authorization to the 2014 Stock Repurchase Program.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three and six months ended June 30, 2015 and June 30, 2014.

Future stock repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2015.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the six months ended June 30, 2015 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	$8.4	$(4.2)	$(18.0)	$(13.8)
Other comprehensive gain (loss) before reclassifications	8.2	(4.0)	(4.1)	0.1
Amount reclassified from accumulated other comprehensive income	(0.5)	6.9	—	6.4
Other comprehensive gains (losses), net	7.7	2.9	(4.1)	6.5
Balance as of June 30, 2015	$16.1	$(1.3)	$(22.1)	$(7.3)
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2015 for realized gains on available-for-sale securities of $0.5 million are included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2015 for realized losses on cash flow hedges are included within cost of revenues of $2.1 million, sales and marketing of $4.4 million, and general and administrative of $0.4 million and an immaterial realized gain within research and development for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the “ESPP”). Under these plans, the Company has granted (or, in the case of acquired plans, assumed) stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance share awards (“PSAs”).

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the 1996 Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of June 30, 2015, an aggregate of 23.1 million shares were subject to outstanding equity awards under the 2015 Plan, the 2006 Plan and the 1996 Plan, and no shares were subject to outstanding equity awards under the 2000 Plan. As of June 30, 2015, 38.1 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan, the 2000 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under this plan, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of June 30, 2015, approximately 17.1 million shares have been issued and 8.9 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new equity awards can be granted under these assumed plans. As of June 30, 2015, stock options, RSUs, RSAs and PSAs representing approximately 2.8 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2015 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	9.9	$24.87
Canceled	(0.1)	23.73
Exercised	(1.9)	18.83
Expired	(2.2)	27.19
Balance as of June 30, 2015	5.7	$26.04	2.1	$23.5

As of June 30, 2015:
Vested and expected-to-vest options	5.6	$26.16	2.1	$22.9
Exercisable options	5.3	$27.45	1.8	$16.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.97 per share as of June 30, 2015, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $10.6 million and 13.9 million for the three and six months ended June 30, 2015, respectively.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the six months ended June 30, 2015 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	21.3	$22.05
RSUs granted (1)(3)	7.3	22.63
PSAs granted (2)(3)	0.8	22.44
RSUs vested	(5.4)	23.47
RSAs vested	(1.0)	20.51
PSAs vested	(0.2)	22.65
RSUs canceled	(1.6)	22.00
PSAs canceled	(1.0)	22.28
Balance as of June 30, 2015	20.2	$21.94	1.4	$524.7
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2015 Plan and the 2006 Plan according to its terms.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On April 23, 2015, the Company declared a cash dividend of $0.10 per share of common stock, or $38.8 million in the aggregate, to stockholders of record on June 2, 2015, which was paid on June 23, 2015.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.4 million and 1.5 million shares of common stock through the ESPP at an average exercise price of $19.32 and $18.67 per share for the six months ended June 30, 2015 and June 30, 2014, respectively. No stock purchases under the ESPP were made during the three months ended June 30, 2015 and June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the six months ended June 30, 2015 and June 30, 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
ESPP (1):
Volatility	30%	33%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Dividend yield	1.9%	—
Weighted-average fair value per share	$5.23	$6.37

Market-based RSUs (2):
Volatility	34%	36%
Risk-free interest rate	1.4%	1.6%
Dividend yield	0% - 1.8%	0% - 1.5%
Weighted-average fair value per share	14.97	18.28
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of shares issuable under the ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues - Product	$1.5	$1.3	$3.2	$2.6
Cost of revenues - Service	3.8	3.1	7.2	7.1
Research and development	32.5	31.6	63.2	63.7
Sales and marketing	13.4	14.4	19.2	29.0
General and administrative	7.7	8.9	12.1	17.7
Total	$58.9	$59.3	$104.9	$120.1
The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1.5	$3.7	$3.7	$8.8
RSUs, RSAs, and PSAs	53.3	51.9	93.9	103.7
ESPP	4.1	3.7	7.3	7.6
Total	$58.9	$59.3	$104.9	$120.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of June 30, 2015 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$5.7	1.0
RSUs, RSAs, and PSAs	$279.5	1.9

Note 12. Segments

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

The Company sells its high-performance networking products and service offerings across routing, switching, and security to service provider and enterprise markets.

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Routing	$602.4	$617.8	$1,107.2	$1,167.6
Switching	190.2	199.8	356.7	391.8
Security	107.1	111.6	199.9	245.8
Total product	899.7	929.2	1,663.8	1,805.2

Total service	322.5	300.3	625.8	594.4
Total	$1,222.2	$1,229.5	$2,289.6	$2,399.6

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas:
United States	$670.6	$660.7	$1,204.1	$1,284.4
Other	65.2	50.3	120.7	108.1
Total Americas	735.8	711.0	1,324.8	1,392.5
Europe, Middle East, and Africa	316.3	324.8	620.1	620.5
Asia Pacific	170.1	193.7	344.7	386.6
Total	$1,222.2	$1,229.5	$2,289.6	$2,399.6
No customer accounted for 10% or more of the Company's net revenues during the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of
	June 30, 2015	December 31, 2014
United States	$865.1	$871.7
International	100.9	95.0
Property and equipment, net and purchased intangible assets, net	$966.0	$966.7

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2015 and December 31, 2014, were attributable to U.S. operations.

Note 13. Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2015 of 30.1% and 30.4%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates, and differs from the effective tax rate for the same periods in 2014 due to the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal research and development (“R&D”) credit, which expired on December 31, 2014.

The Company's effective tax rate for the three and six months ended June 30, 2014 of 24.9% and 25.0%, respectively, was lower than the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

The effective tax rates for the three and six months ended June 30, 2015 and June 30, 2014 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax on equity investments(1)	$—	$—	$—	$35.6
Restructuring	$0.2	$(25.1)	$(1.1)	$(55.9)
Legal settlement	$—	$44.7	$—	$44.7
________________________________
(1) During the six months ended June 30, 2014, tax on equity investments of $35.6 million is net of a valuation allowance release of $24.7 million.

As of June 30, 2015, the total amount of gross unrecognized tax benefits was $205.1 million, of which $171.1 million, if recognized, would affect the Company's effective tax rate.

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

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. During the first quarter of 2015, the IRS issued “Notices of Proposed Adjustments” (“NOPA’s”) related to the examination. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of June 30, 2015, the Company believes the resolution of the audits will not have a material adverse impact on the financial statements.

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

The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2015.

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

Note 14. Net Income Per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$158.0	$221.1	$238.2	$331.7
Denominator:
Weighted-average shares used to compute basic net income per share	389.9	470.3	398.4	478.1
Dilutive effect of employee stock awards	7.3	6.2	7.7	9.2
Weighted-average shares used to compute diluted net income per share	397.2	476.5	406.1	487.3
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.41	$0.47	$0.60	$0.69
Diluted	$0.40	$0.46	$0.59	$0.68

Anti-dilutive:
Potential anti-dilutive shares	3.7	28.0	4.8	26.8

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $118.6 million as of June 30, 2015. Rent expense was $10.9 million and $22.4 million for the three and six months ended June 30, 2015, respectively, and $12.7 million and $25.7 million for the three and six months ended June 30, 2014, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $476.4 million as of June 30, 2015.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2015, the Company accrued $20.6 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of June 30, 2015, the Company held short-term and long-term debt consisting of senior notes with a carrying value of $299.9 million and $1,648.7 million, respectively. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2020 and bears interest at a rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Debt and Financing, for further discussion of the Company's short-term and long-term debt.

Other Contractual Obligations

As of June 30, 2015, other contractual obligations primarily consisted of (1) $45.7 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014; (2) $3.5 million in campus build-out obligations; and (3) $26.0 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of June 30, 2015, the Company had $180.2 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of June 30, 2015 and December 31, 2014, the Company had $17.2 million and $26.2 million, respectively, in financing arrangements, bank

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

guarantees, and standby letters of credit related to these financial guarantees, of which $11.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2015. See Note 9, Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Subsequent Events

Dividend Declaration

On July 23, 2015, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on September 22, 2015 to stockholders of record as of the close of business on September 1, 2015.

Stock Repurchase Activities

In July 2015, the Board approved an incremental $500.0 million stock repurchase authorization under the 2014 Stock Repurchase Program.

Subsequent to June 30, 2015, through the filing of this Report, the Company repurchased 1.3 million shares of its common stock, for an aggregate of $35.0 million at an average purchase price of $27.96 per share, under the 2014 Stock Repurchase Program. Repurchases of 0.9 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $640.0 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Data Center Lease Agreement

On July 10, 2015, the Company entered into a data center lease agreement that will be accounted for as a build-to-suit lease, in which the Company will be deemed to be the owner of the property during the construction period. As a result, the Company will capitalize the construction cost in property, plant and equipment and record a financing liability on the Condensed Consolidated Balance Sheet during the construction period. The lease is a ten-year lease, and the Company has the option to extend the term of the lease for up to twenty years in increments of either five years or ten years, for approximately 63,000 square feet of space in the State of Washington. The total rent payment for the lease is expected to be approximately $118.1 million over the ten-year term. The lease agreement provides the Company with a tenant allowance of $6.0 million to be used for tenant leasehold improvements. Any unused tenant allowance may be applied as a credit to the rent payment. The space will be used, among other things, to consolidate certain of the Company's laboratory operations currently located in Sunnyvale, California.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), specifically our most recent Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

Our products are sold in three geographic regions: Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC"). Our high-performance routing, switching, and security networking products and service offerings are sold to service provider and enterprise markets. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

During the second quarter of 2015, compared to the same period in 2014, we saw a slight decline in net revenues primarily from a decline in APAC Enterprise and a decline in EMEA and APAC Service Providers, partially offset by Cloud and Cable Providers in the Americas. In the second half of 2015, we expect continued momentum from our Cloud and Cable Providers and improved demand from our large US Carriers. We also expect continued improvement in the Enterprise market along with growth from some of our international customers as they continue to build-out their networks. We believe our product gross margins may continue to vary in the future due to a mix of products sold and competitive pricing pressures, which may be offset by continued improvements to our cost structure. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline and targeted growth initiatives.

We continue to invest in innovation and strengthening of our product portfolio, which resulted in the announcement of new product offerings across routing, switching and security during the second quarter of 2015. In routing, we announced an expanded Converged Supercore architecture with PTX1000, which delivers the industry’s most compact 3 Terabits per second fixed configuration core router, leveraging our ExpressPlus silicon chip.

In switching, we announced the QFX5100-AA switch and the QFX-PFA, a new packet flow accelerator module. Together, this solution provides a data center switch that consolidates compute resources and customizable logic into the network.

In security, we announced new hardware for Juniper Networks® SRX5800 Services Gateway. We believe that the improvements will increase available Internet Mix (IMIX) firewall throughput up to 2 Terabits per second.
In addition to our new product announcements, we continued to deliver on our previously announced capital return program. In the second quarter of 2015, we repurchased $600.0 million of shares of our common stock, completing our previously announced intention to repurchase a total of $1.0 billion of shares from January through June 2015.
In addition, during the second quarter of 2015, we paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $38.7 million and on July 23, 2015, we announced a cash dividend of $0.10 per share of common stock payable on September 22, 2015 to stockholders of record as of the close of business on September 1, 2015.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenues	$1,222.2	$1,229.5	$(7.3)	(1)%	$2,289.6	$2,399.6	$(110.0)	(5)%

Gross margin	$781.5	$748.2	$33.3	4%	$1,438.8	$1,468.3	$(29.5)	(2)%
Percentage of net revenues	63.9%	60.9%			62.8%	61.2%

Operating income	$243.1	$115.9	$127.2	110%	$374.9	$109.7	$265.2	242%
Percentage of net revenues	19.9%	9.4%			16.4%	4.6%
Net income	$158.0	$221.1	$(63.1)	(29)%	$238.2	$331.7	$(93.5)	(28)%
Percentage of net revenues	12.9%	18.0%			10.4%	13.8%
Net income per share:
Basic	$0.41	$0.47	$(0.06)	(13)%	$0.60	$0.69	$(0.09)	(13)%
Diluted	$0.40	$0.46	$(0.06)	(13)%	$0.59	$0.68	$(0.09)	(13)%
Cash dividends declared per common stock	$0.10	$—	$0.10	—%	$0.20	$—	$0.20	—%
Stock repurchase plan activity	$600.0	$—	$600.0	—%	$1,000.0	$900.0	$100.0	11%

Operating cash flows					$482.5	$548.2	$(65.7)	(12)%
DSO	39	41	(2)	(5)%
Product book-to-bill	>1	1

					June 30, 2015	December 31, 2014	$ Change	% Change
Deferred revenue					$1,104.4	$1,075.7	$28.7	3%

•
Net Revenues: During the three months ended June 30, 2015, compared to the same period in 2014, we experienced a slight decline in net revenues primarily from APAC Enterprise and Service Provider markets, in particular a significant decline in China net revenues, partially offset by an increase in net revenues from Cloud and Cable Providers in the Americas. The decline from prior year in our net revenues was due to a decrease in net revenues from our routing, switching, and security product revenues, partially offset by an increase in our service revenue.

During the six months ended June 30, 2015, compared to the same period in 2014, net revenues decreased in both our Service Provider and Enterprise markets. The decline in Service Provider was primarily due to a decline in net revenues from large US Carriers and APAC Service Providers, partially offset by increased net revenues from Americas Cloud Providers. The decline in net revenues in the Enterprise market was primarily due to a decline in campus and branch.

•
Gross Margin: Our gross margin as a percentage of net revenues increased during the three and six months ended June 30, 2015, compared to the same period in 2014, primarily due to product mix, cost reduction efforts and strong growth in service revenues in the quarter, which improved service gross margin. The increase in gross margin is also as a result of higher restructuring and other (benefit) charges recorded in 2014, in connection with the 2014 Restructuring Plan.

•
Operating Income: Our operating income as a percentage of net revenues increased during the three and six months ended June 30, 2015, compared to the same period in 2014, as a result of improved operating efficiencies and our cost reduction efforts. Further, in the three and six months ended June 30, 2015, compared to the same period in 2014, restructuring and other (benefit) charges decreased $60.1 million and $172.7 million, respectively.

•
Cash Dividends Declared per Common Stock: During the six months ended June 30, 2015, we declared a quarterly cash dividends of $0.10 per share of common stock, on January 27, 2015 and on April 23, 2015, which were paid on March 24, 2015 and on June 23, 2015, respectively, to stockholders of record on March 3, 2015 and on June 2, 2015, respectively, in the aggregate amount of $79.5 million.

•
Stock Repurchase Plan Activity: During the three and six months ended June 30, 2015, we repurchased approximately 23.2 million and 40.6 million shares of our common stock in the open market, at an average price of $25.83 and $24.64 per share, for an aggregate purchase price of $600.0 million and $1.0 billion, respectively. Pursuant to the $1.2 billion accelerated share repurchase, or ASR, program, during the six months ended June 30, 2014, we received and retired 33.3 million shares of our common stock at a cost of $900.0 million. No repurchases of our common stock were made during the three months ended June 30, 2014.

•
Operating Cash Flows: Operating cash flows decreased during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to higher net income for the six months ended June 30, 2014, which included the proceeds from a patent litigation settlement, partially offset by a decrease in expenditures associated with restructuring and compensation, in particular incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the second quarter of 2015 decreased by 2 days, or 5%, compared to the same period in 2014, primarily due to improved shipment and invoice linearity.

•
Product book-to-bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the three months ended June 30, 2015 and one for the three months ended June 30, 2014.

•
Deferred Revenue: Total deferred revenue increased by $28.7 million to $1,104.4 million as of June 30, 2015, compared to $1,075.7 million as of December 31, 2014, primarily due to an increase in deferred service revenue of $49.2 million driven by an increase in annual renewals of support agreements, which are billed in advance, partially offset by a decrease in deferred product revenue of $20.5 million, which was driven by a reduction in channel inventory reflecting the improvement in the underlying Enterprise demand.

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

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

We sell our high-performance networking products and service offerings across routing, switching, and security to two primary markets: Service Provider and Enterprise. Our determination of the market to which a particular revenue transaction relates is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The Enterprise market is generally comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Routing	$602.4	$617.8	$(15.4)	(2)%	$1,107.2	$1,167.6	$(60.4)	(5)%
Switching	190.2	199.8	(9.6)	(5)%	356.7	391.8	(35.1)	(9)%
Security	107.1	111.6	(4.5)	(4)%	199.9	245.8	(45.9)	(19)%
Total Product	899.7	929.2	(29.5)	(3)%	1,663.8	1,805.2	(141.4)	(8)%
Percentage of net revenues	73.6%	75.6%			72.7%	75.2%

Total Service	322.5	300.3	22.2	7%	625.8	594.4	31.4	5%
Percentage of net revenues	26.4%	24.4%			27.3%	24.8%
Total net revenues	$1,222.2	$1,229.5	$(7.3)	(1)%	$2,289.6	$2,399.6	$(110.0)	(5)%

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014

Routing

Routing product net revenues decreased during the three months ended June 30, 2015, compared to the same period in 2014, primarily as a result of weaker demand for our edge routing and T series routing products, partially offset by strong growth of our PTX series products. The decline in routing product net revenues was due to continued softness from large US Carrier customers, partially offset by an increase from Cloud and Cable Providers and an increase from Enterprise customers in EMEA and the Americas.

Switching

Switching product net revenues decreased during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a decline in EX series products, partially offset by growth from our QFX series products. The decline in switching net revenues was in Enterprise campus and branch, partially offset by an increase in data center and Service Providers.

Security

Security product net revenues decreased slightly during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a continuing decline in revenue from our Screen OS products and other legacy products, and the divestiture of our Junos Pulse product lines in the fourth quarter of 2014, partially offset by growth in revenue from our SRX platform.

Service

The increase in service net revenues during the three months ended June 30, 2015, compared to the same period in 2014, was primarily driven by new service contracts, project deliveries, and strong contract renewals. Based on historic trends, we believe that future service net revenues are expected to have a strong correlation with historic product revenues, therefore, if product net revenues decline, this could have an adverse impact on future service revenues.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Routing

Routing product net revenues decreased during the six months ended June 30, 2015, compared to the same period in 2014, primarily as a result of weaker demand for our edge routing and T series routing products, partially offset by strong growth of our PTX series products. The decline in routing product net revenues was due to continued softness from large US Carrier customers and Americas financial service customers, as well as a decline in APAC Service Provider for routing, partially offset by an increase from Cloud and Cable Providers and an increase from Enterprise customers in APAC and the Americas, as well as an increase in net revenues from EMEA Service Providers and Enterprise customers.

Switching

Switching product net revenues decreased during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to a decline in EX series products, partially offset by growth from our QFX series products. The decline in switching net revenues was down for Enterprise globally, partially offset by EMEA and APAC Service Providers.

Security

Security product net revenues decreased during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to a decline in demand for our Screen OS products and other legacy products, and the divestiture of our Junos Pulse product lines in the fourth quarter of 2014, partially offset by growth in revenue from our SRX platform.

Service

The increase in service net revenues during the six months ended June 30, 2015, compared to the same period in 2014, was primarily driven by new service contracts, the delivery of certain projects, and strong contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Americas:
United States	$670.6	$660.7	$9.9	1%	$1,204.1	$1,284.4	$(80.3)	(6)%
Other	65.2	50.3	14.9	30%	120.7	108.1	12.6	12%
Total Americas	735.8	711.0	24.8	3%	1,324.8	1,392.5	(67.7)	(5)%
Percentage of net revenues	60.2%	57.8%			57.9%	58.0%
EMEA	316.3	324.8	(8.5)	(3)%	620.1	620.5	(0.4)	—%
Percentage of net revenues	25.9%	26.4%			27.1%	25.9%
APAC	170.1	193.7	(23.6)	(12)%	344.7	386.6	(41.9)	(11)%
Percentage of net revenues	13.9%	15.8%			15.0%	16.1%
Total net revenues	$1,222.2	$1,229.5	$(7.3)	(1)%	$2,289.6	$2,399.6	$(110.0)	(5)%

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014

Americas

Net revenues in the Americas increased during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to an increase in net revenues from Service Provider and to a lesser extent the Enterprise markets. The increase in the Service Provider market was primarily due to growth from Cloud and Cable Providers, partially offset by the decline in net revenues from large US Carriers. The slight increase in the Enterprise market was driven by an increase in financial services net revenues.

EMEA

Net revenues in EMEA decreased slightly during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease from Service Providers, primarily from Carriers, and a decline in the Enterprise markets.

APAC

Net revenues in APAC decreased during the three months ended June 30, 2015, compared to the same period in 2014, as a result of a decline in net revenues from both the Service Provider and Enterprise market. We experienced a significant decline in net revenues in China, as well as a slight decline in net revenues in Japan and Korea.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Americas

Net revenues in the Americas decreased during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease in net revenues from Service Providers, and to a lesser extent the Enterprise markets. The decline in the Service Provider market was primarily due to a decline in net revenues from large US Carriers, partially offset by an increase in net revenue from Cloud Providers. The decline in the Enterprise market was driven by a decline in financial services net revenues.

EMEA

Net revenues in EMEA was flat during the six months ended June 30, 2015, compared to the same period in 2014, due to an increase in Service Provider, substantially offset by the Enterprise markets.

APAC

Net revenues in APAC decreased during the six months ended June 30, 2015, compared to the same period in 2014, as a result of a decline in net revenues from both the Service Provider and Enterprise markets. We experienced a significant decline in net revenues in China, as well as a decline in net revenues in Japan and Korea.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service provider	$835.3	$831.8	$3.5	—%	$1,552.3	$1,614.5	$(62.2)	(4)%
Percentage of net revenues	68.3%	67.7%			67.8%	67.3%
Enterprise	386.9	397.7	(10.8)	(3)%	737.3	785.1	(47.8)	(6)%
Percentage of net revenues	31.7%	32.3%			32.2%	32.7%
Total net revenues	$1,222.2	$1,229.5	$(7.3)	(1)%	$2,289.6	$2,399.6	$(110.0)	(5)%

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014

Service provider

Net revenues from sales to the Service Provider market was flat during the three months ended June 30, 2015, compared to the same period in 2014. We saw an increase in net revenues in the Americas for Service Provider, substantially offset by a decline in EMEA and APAC. The increase in Service Provider net revenues in the Americas was primarily driven by higher revenues from Cloud and Cable providers, partially offset by a decrease in revenues from US Carriers. The decline in APAC Service Provider net revenues was primarily due to a decline in demand from Carriers, while EMEA service provider net revenues decreased primarily as a result to lower net revenues from Carriers and Cloud Providers.

Enterprise

Net revenues from the Enterprise market decreased during the three months ended June 30, 2015, compared to the same period in 2014, in both APAC and EMEA, partially offset by the Americas. The decline in APAC and EMEA Enterprise markets was primarily due to lower switching product revenue as a result of lower campus and branch, partially offset by higher routing and security product revenue in the Americas.

The decline in product net revenues from both the Service Provider and Enterprise market during the three months ended June 30, 2015, compared to the same period in 2014, was partially offset by an increase in service revenue primarily from our renewals and new contracts with Cloud and Cable Providers.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Service provider

Net revenues from sales to the Service Provider market decreased during the six months ended June 30, 2015, compared to the same period in 2014, due to a decline in revenues in the Americas and APAC, partially offset by an increase in EMEA. The decline in Service Provider net revenues in the Americas was primarily driven by lower revenues from large US Carriers, partially offset by an increase in revenues from Cloud Providers. The decrease in APAC Service Provider net revenues was primarily due to a decline in demand from Carriers, while EMEA service provider net revenues increased primarily as a result to strong net revenues from Carriers and Cable Providers.

Enterprise

Net revenues from the enterprise market decreased during the six months ended June 30, 2015, compared to the same period in 2014, across all three geographies, primarily due to lower switching product revenue and lower security product revenue in EMEA and APAC, partially offset by increased routing product revenue in all three geographies.

The decline in product net revenues from both the Service Provider and Enterprise market during the six months ended June 30, 2015, compared to the same period in 2014, was partially offset by an increase in service revenue.

Customer

No customer accounted for 10% or more of our net revenues during the three and six months ended June 30, 2015 and June 30, 2014.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product gross margin	$588.0	$569.9	$18.1	3%	$1,063.3	$1,119.3	$(56.0)	(5)%
Percentage of product revenues	65.4%	61.3%			63.9%	62.0%
Service gross margin	193.5	178.3	15.2	9%	375.5	349.0	26.5	8%
Percentage of service revenues	60.0%	59.4%			60.0%	58.7%
Total gross margin	$781.5	$748.2	$33.3	4%	$1,438.8	$1,468.3	$(29.5)	(2)%
Percentage of net revenues	63.9%	60.9%			62.8%	61.2%

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

Three and Six Months Ended June 30, 2015 compared with the Three and Six Months Ended June 30, 2014

Product gross margin

Product gross margin as a percentage of product revenues increased during the three and six months ended June 30, 2015, compared to the same period in 2014, primarily due to additional cost savings and favorability in product mix, partially offset by higher than expected pricing pressures.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three and six months ended June 30, 2015, compared to the same period in 2014, primarily due to increased service net revenues and strong cost management resulting in lower support related costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$251.6	$255.5	$(3.9)	(2)%	$500.3	$519.5	$(19.2)	(4)%
Percentage of net revenues	20.6%	20.8%			21.9%	21.7%
Sales and marketing	232.4	258.0	(25.6)	(10)%	452.6	531.4	(78.8)	(15)%
Percentage of net revenues	19.1%	21.0%			19.8%	22.1%
General and administrative	56.3	60.6	(4.3)	(7)%	111.5	135.5	(24.0)	(18)%
Percentage of net revenues	4.6%	4.9%			4.8%	5.6%
Restructuring and other (benefit) charges	(1.9)	58.2	(60.1)	(103)%	(0.5)	172.2	(172.7)	(100)%
Percentage of net revenues	(0.2)%	4.7%			—%	7.2%
Total operating expenses	$538.4	$632.3	$(93.9)	(15)%	$1,063.9	$1,358.6	$(294.7)	(22)%
Percentage of net revenues	44.1%	51.4%			46.5%	56.6%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Three and Six Months Ended June 30, 2015 compared with the Three and Six Months Ended June 30, 2014

Research and Development

Research and development expense decreased during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to a decrease in personnel-related expenses as a result of restructuring actions and divestiture of our Junos Pulse product lines. The decrease in personnel-related expenses is primarily due to headcount reductions. Research and development headcount decreased by 8% from 4,001 as of June 30, 2014 to 3,686 as of June 30, 2015.

Sales and Marketing

Sales and marketing expense decreased during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to lower personnel-related expenses and other discretionary expenses due to our cost reduction efforts and creating efficiency in our sales activities. The decrease in personnel-related expenses was primarily due to headcount reductions, resulting in lower salary and lower commission expense.

General and Administrative

General and administrative expense decreased during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to lower litigation and investigation related costs, and to a lesser extent, lower personnel-related expenses as a result of headcount reductions of 2% from 480 as of June 30, 2014 to 471 as of June 30, 2015.

Restructuring and Other (Benefit) Charges

Restructuring and other (benefit) charges decreased during the three months ended June 30, 2015, compared to the same period in 2014. The 2014 Restructuring Plan, which had been implemented in the first quarter of 2014, has been substantially completed as of December 31, 2014. In the second quarter of 2015, we recorded a benefit of $1.9 million, primarily related to the finalization of our estimates of severance and facilities costs incurred under the 2014 Restructuring Plan, compared to $58.2 million of restructuring and other charges incurred in the comparable period in 2014, of which $37.6 million was recorded for facility consolidation and closures, $8.9 million of asset write-downs, $9.9 million for severance costs and $1.5 million for contract terminations. The remaining $0.3 million of charges were incurred for other restructuring plans during the three months ended June 30, 2014.

During the six months ended June 30, 2015, we recorded a benefit of $0.5 million, primarily related to the finalization of our estimates of severance and facilities costs incurred under the 2014 Restructuring Plan, compared to $172.2 million of restructuring and other charges incurred in the same period in 2014, which included $84.7 million of asset impairment charges related to licensed software, $37.9 million for severance costs, $37.6 million of facility consolidation and closures, $8.9 million of asset write-downs, and $2.3 million for contract terminations. The remaining $0.8 million of charges were incurred for the other restructuring plans during the six months ended June 30, 2014.

The 2014 Restructuring Plan and other restructuring plans have been substantially completed as of December 31, 2014, and we do not expect to record significant future charges under these plans. See Note 8, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, which we refer to as awards, which include stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs and performance share awards, or PSAs, as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues - Product	$1.5	$1.3	$0.2	15%	$3.2	$2.6	$0.6	23%
Cost of revenues - Service	3.8	3.1	0.7	23%	7.2	7.1	0.1	1%
Research and development	32.5	31.6	0.9	3%	63.2	63.7	(0.5)	(1)%
Sales and marketing	13.4	14.4	(1.0)	(7)%	19.2	29.0	(9.8)	(34)%
General and administrative	7.7	8.9	(1.2)	(13)%	12.1	17.7	(5.6)	(32)%
Total	$58.9	$59.3	$(0.4)	(1)%	$104.9	$120.1	$(15.2)	(13)%

Share-based compensation expense was relatively flat during the three months ended June 30, 2015 and decreased during the six months ended June 30, 2015, as compared to the same periods in 2014. The decrease during the six months ended June 30, 2015 was primarily due to a decrease in actual shares vested.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net, and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income	$6.7	$2.1	$4.6	219%	$10.5	$4.2	$6.3	150%
Interest expense	(21.8)	(17.8)	(4.0)	22%	(40.3)	(33.3)	(7.0)	21%
Net gain on legal settlement	—	195.3	(195.3)	(100)%	—	195.3	(195.3)	(100)%
Gain on investments	0.2	0.8	(0.6)	(75)%	0.8	167.0	(166.2)	(100)%
Other	(2.2)	(1.8)	(0.4)	22%	(3.9)	(0.4)	(3.5)	(875)%
Total other (expense) income, net	$(17.1)	$178.6	$(195.7)	(110)%	$(32.9)	$332.8	$(365.7)	(110)%
Percentage of net revenues	(1.4)%	14.5%			(1.4)%	13.9%

Income tax provision	$68.0	$73.4	$(5.4)	(7)%	$103.8	$110.8	$(7.0)	(6)%
Effective tax rate	30.1%	24.9%			30.4%	25.0%

Other (Expense) Income, Net

Interest income primarily includes interest earned from our cash, cash equivalents, investments, and on the promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from payables with respect to our short-term and long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

During the three months ended June 30, 2014, we entered into a settlement agreement with Palo Alto Networks, or PAN, resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to us of $75.0 million in cash and issued common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in net realized gain. All such PAN securities were sold in the third quarter of 2014.

During the six months ended June 30, 2014, we recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Income Tax Provision

The effective tax rate for the three and six months ended June 30, 2015, reflects the recognition of a net discrete tax expense and benefit of approximately $0.2 million and $1.1 million, respectively, due to restructuring charges. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2014.
The effective tax rate for the three and six months ended June 30, 2014, reflected our recognition of discrete tax expenses of approximately $19.5 million and $24.4 million, respectively, due to the gain on legal settlement and gain on sale of equity investments, partially offset by a release of our valuation allowance attributable to investment losses and the restructuring charges in the respective periods. The effective tax rate for the period did not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. See Item 1A of Part II, "Risk Factors" of this Report for a description of relevant risks which may adversely affect our results.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2015	December 31, 2014	$ Change	% Change
Working capital	$964.4	$1,444.2	$(479.8)	(33)%

Cash and cash equivalents	$1,330.3	$1,639.6	$(309.3)	(19)%
Short-term investments	517.7	332.2	185.5	56%
Long-term investments	1,228.3	1,133.1	95.2	8%
Total cash, cash equivalents, and investments	3,076.3	3,104.9	(28.6)	(1)%
Short-term and Long-term debt	1,948.6	1,349.0	599.6	44%
Net cash, cash equivalents, and investments	$1,127.7	$1,755.9	$(628.2)	(36)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $479.8 million during the six months ended June 30, 2015, primarily due to our stock repurchase activities, reclassification of long-term debt to short-term debt, as well as dividend payments, purchases of capital equipment, and interest paid on debt, partially offset by the issuance of the 2020 Notes and the 2025 Notes in March 2015.

Summary of Cash Flows

As of June 30, 2015, compared to the same period in 2014, our cash and cash equivalents decreased by $309.3 million primarily due to the purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, and dividend payout, partially offset by the issuance of our 2020 and 2025 Notes.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$482.5	$548.2	$(65.7)	(12)%
Net cash (used in) provided by investing activities	$(364.0)	$55.6	$(419.6)	(755)%
Net cash used in financing activities	$(421.9)	$(731.1)	$309.2	(42)%

Operating Activities

Net cash provided by operations for the six months ended June 30, 2015 was $482.5 million, compared to $548.2 million for the same period in 2014. The decrease is primarily due to higher net income for the six months ended June 30, 2014, which included the proceeds from a patent litigation settlement, partially offset by a decrease in expenditures associated with restructuring and compensation, in particular incentive compensation.

Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was $364.0 million, compared to net cash provided by investing activities of $55.6 million for the six months ended June 30, 2014. The decrease in cash flows from investing activities was primarily due to higher sales of available-for-sale securities to partially fund the ASR, partially offset by higher cash payments to purchase available-for-sale investments in the six months ended June 30, 2014.

Financing Activities

Net cash used in financing activities was $421.9 million for the six months ended June 30, 2015, compared to $731.1 million for the same period in 2014. The net cash used in financing activities in the six months ended June 30, 2015 decreased primarily due to the $300.0 million portion of the $1.2 billion ASR purchased in the six months ended June 30, 2014 which had not been used to repurchase common stock as of June 30, 2014 and which was recorded as a forward contract. There was no comparable forward contract for the six months ended June 30, 2015. We received approximately $600.0 million of proceeds from the issuance of long-term debt in the first six months of 2015 compared to approximately $350 million of proceeds from the issuance of long-term debt in the comparable period in 2014.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program for a total of $3.4 billion.

During the three and six months ended June 30, 2015, we repurchased and retired approximately 23.2 million and 40.6 million shares of our common stock, respectively, under the 2014 Stock Repurchase Program at an average price of $25.83 and $24.64 per share, respectively, for an aggregate purchase price of $600.0 million and $1.0 billion, respectively.

During the six months ended June 30, 2014, we entered into two separate ASR agreements with two financial institutions to repurchase an aggregate of $1.2 billion of our common stock. During the first quarter of 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares, which we refer to as the Initial Shares, of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. On July 23, 2014, the ASR was completed and an additional 16.0 million shares for the remaining $300.0 million was received from the financial institutions for a total of 49.3 million shares of our common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

As of June 30, 2015, there was $175.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. In July 2015, the Board approved an incremental $500.0 million stock repurchase authorization to the 2014 Stock repurchase Program.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to June 30, 2015.

Dividends

During the six months ended June 30, 2015, we declared a quarterly cash dividend of $0.10 per share of common stock, on January 27, 2015 and on April 23, 2015, which were paid on March 24, 2015 and on June 23, 2015, respectively, to stockholders of record on March 3, 2015 and on June 2, 2015, respectively, in the aggregate amount of $79.5 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to June 30, 2015.

Restructuring

As of June 30, 2015, our restructuring liability was $4.3 million, including $3.8 million of facility closures which are expected to be paid through March 2018. The remaining $0.5 million is related to severance and is expected to be substantially settled by September 2015. Our restructuring plans have been substantially completed as of December 31, 2014, and we do not expect to record significant future charges.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$185.6	$180.3
Distributor inventory and other sell-through items	62.3	103.7
Deferred gross product revenue	247.9	284.0
Deferred cost of product revenue	(42.8)	(58.4)
Deferred product revenue, net	205.1	225.6
Deferred service revenue	899.3	850.1
Total	$1,104.4	$1,075.7

As of June 30, 2015, total deferred revenue increased by $28.7 million compared to December 31, 2014, due to an increase in deferred service revenue of $49.2 million driven by an increase in annual renewals of support agreements, which are billed in advance, partially offset by a decrease in deferred product revenue of $20.5 million, which was driven by a reduction in channel inventory reflecting the improvement in the underlying Enterprise demand.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 15, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of June 30, 2015, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the six months ended June 30, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than the issuance of the 2020 Notes and 2025 Notes and related interest, as well as the reclassification of the $300.0 million 2016 Notes from long-term debt to short-term debt as such notes approached maturity during the first quarter of 2015 which are listed in the table below: (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$300.0	$300.0	$—	$—	$—
2020 Notes	$300.0	$—	$—	$300.0	$—
2025 Notes	$300.0	$—	$—	$—	$300.0
Interest payment on the 2020 Notes and 2025 Notes	$179.1	$23.0	$45.9	$45.5	$64.7

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of June 30, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2015, we have not made any payments under these arrangements. As of June 30, 2015 and December 31, 2014, we had $17.2 million and $26.2 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $11.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2015.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of June 30, 2015, 91% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2020 Notes and 2025 Notes were issued pursuant to a prospectus supplement filed with the SEC on February 26, 2015 to the automatic shelf registration statement and our 2024 Notes were issued under the automatic shelf registration statement pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus. In addition, our Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer, partner and supplier consolidation and concentration, competition, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. Furthermore, market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, issues with product quality, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Vodafone’s acquisition of Spanish cable operator, Ono, Numericable’s purchase of SFR, France’s second-largest telecommunications operator, the acquisition of TW Telecom by Level 3 Communications, AT&T’s acquisition of DirecTV, and Charter Communications, Inc.'s proposed acquisition of Time Warner Cable, Inc.) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic instability or uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on economic conditions, which has led and could lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. For example, if the U.S. dollar continues to strengthen against other currencies such as the Euro, our revenues reported in U.S. dollars could decline. Our transactions and prices are generally denominated in U.S. dollars, and an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the U.S., which could impact our competitive position, discounting and margins or revenues. A weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. More generally-speaking, economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter.

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

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted a new capital allocation plan. In connection with our cost management measures, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Hewlett-Packard Company, or HP, and Huawei Technologies Co., Ltd. In the security market, we face intense competition from Cisco and HP, as well as companies such as Check Point Software Technologies Ltd., F5 Networks, Inc., Fortinet, and Palo Alto Networks, Inc. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Oracle acquired Acme Packet, Inc., Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., and HP acquired Aruba Networks, Inc., which further consolidated our market. In addition, Nokia Corporation announced a proposed merger with Alcatel-Lucent, which we anticipate will further consolidate our market upon its consummation. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2016. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and we are now reliant upon dual ERP systems until completion of the conversion. The next major change to our ERP program is now projected for 2016, when we plan to eliminate the dual ERP System. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

Generally, our network equipment products are stocked only in limited quantities by our distributors and resellers due to the cost, complexity and custom nature of configurations required by our customers; we generally build such products as orders are received. The volume of orders received late in any given fiscal quarter remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, Avago Technologies Limited recently announced its proposed acquisition of Broadcom Corporation and Intel Corporation recently announced its proposed acquisition of Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

The development of alternate sources for key components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson Telecom A.B., International Business Machines Corporation, Nokia Corporation and Dimension Data Holdings. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. In addition, in the first quarter of 2015, Nokia Corporation and Alcatel-Lucent, a competitor of ours, announced a proposed merger. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Further, in order to develop and expand our distribution channel, we must continue to offer attractive channel programs to potential partners and scale and improve our processes and procedures that support the channel. As a result, our programs, processes and procedures may become increasingly complex and inherently difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products. We also depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we also store sensitive data in cloud-based services that are hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies and other entities, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, and those of our third-party vendors our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

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

Our ability to process orders and ship products in a timely manner is dependent in part on our business systems and performance of the systems and processes of third parties such as our contract manufacturers, suppliers, data center providers or other partners, as well as the interfaces between our systems and the systems of such third parties. If our systems, the systems and processes of those third parties, or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed earlier in this "Risk Factors" section, beginning in 2012 and continuing into 2016, we have been implementing major changes to our ERP system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

We are also in the process of further consolidating our on-site data centers to the cloud and to off-site facilities that are hosted and controlled by third-parties. These cloud providers and off-site facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error and similar events. In addition, because we lease our cloud storage space and off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, we have experienced instances where our contract manufacturers were not able to ship products in the time periods expected by us, which prevented us from meeting our commitments to our customers. If we are not able to ship our products or if product shipments are delayed, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.

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

In addition, service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition and results of operations. In addition, increased patent litigation brought against customers by non-practicing entities in recent years, may result, and in some cases has resulted, in customers requesting or requiring vendors to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations.

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

In addition, in the past two years, we have announced new hardware and software products across routing, switching and security, including ACX5000 and ACX500, QFX10000 line of spine switches, QFX5100, QFX5100-AA, QFX-PFA, SRX5000 and SRX5800, T4000 Core Router, EX9200 and EX4600 Ethernet Switches, new MX Series Routers (including the vMX 3D Universal Edge Router), NorthStar Controller, Junos Fusion, OCX1100, PTX1000, PTX3000 and PTX5000 Packet Transport Routers, vSRX, Spotlight Secure, Junos Space Virtual Director, Argon Secure and Juniper Networks Contrail. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. In addition, increased patent litigation brought by non-practicing entities in recent years may result, and in some cases has resulted, in our customers requesting or requiring us to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us or anyone we are required to indemnify by any third-party is successful, if we are required to settle litigation for significant amounts of money, if we fail to develop non-infringing technology or if we license required proprietary rights, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union (EU) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS). The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse in the future, including an exemption for lead in network infrastructure equipment upon which we and our competitors rely, and which is currently scheduled to expire in July 2016. Revocation of this exemption further changes to this or other laws or passage of new similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU or to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, EU and a number of other countries have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as REACH regulations, which regulate handling of certain chemical substances that may be used in our products.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued new regulations governing aspects of fixed broadband networks and wireless networks. These regulations, which are being challenged in court, might impact service provider and cloud provider business models and, as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

The adoption and implementation of such regulations could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner, require us to spend significant time and expense to comply, and subject us to fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.

The United States and various foreign governments have imposed controls and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China recently has proposed new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, or export or related economic sanctions, including recent restrictions imposed by the U.S. and EU on exports to Russia and Ukraine, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in harm to our reputation and ability to compete in international markets, penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of June 30, 2015, our goodwill was $2,981.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the fourth quarter of 2014, we rationalized our Security product portfolio, including developing a new product roadmap and exiting certain point products, including the divestiture of our Junos® Pulse product. These factors decreased our short-term and near-term revenue and profitability forecasts for our Security reporting unit. During our fiscal year 2014 annual goodwill impairment test, the carrying value of our Security reporting unit's goodwill exceeded its implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million.

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

We provide demand forecasts to our contract manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in the third quarter of 2012, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or delay or interrupt manufacturing of our products resulting in delays in shipments and deferral or loss of revenues and negatively impacting customer satisfaction.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. Since approximately $125.0 million of the transaction consideration is in the form of an 18-month non-contingent seller promissory note, there is also the risk that we may not receive the amount owed to us, including in the time frame originally contemplated, by the buyer under the note.

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

In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 (“2020 Notes”) and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 (“2025 Notes”). In addition, in March 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2020 Notes, 2024 Notes and 2025 Notes, the “Notes”), and (see discussion in Note 9, Debt and Financing, in the Notes to Condensed Consolidated Financial Statements of this Report). As of June 30, 2015, we had $1,948.6 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of June 30, 2015, no amounts were outstanding under the Credit Agreement.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon) or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for at least the next twelve months to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon). However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes), repatriate off-shore cash to the U.S. at unfavorable tax rates or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

In July 2015, we announced a cash dividend of $0.10 per share of common stock payable on September 22, 2015 to stockholders of record as of the close of business on September 1, 2015. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, in July 2015 and October 2014, our Board of Directors authorized a $500.0 million and a $1.1 billion increase, respectively, to our current capital return plan. The capital return plan will be funded by a combination of onshore cash, previously issued debt and, potentially, additional debt financing, to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At June 30, 2015, we had $1,330.3 million in cash and cash equivalents and $1,746.0 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended June 30, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2015	9.3	$23.68	9.3	$554.5
May 1 - May 31, 2015	7.8	$27.11	7.7	$344.6
June 1 - June 30, 2015	6.2	$27.45	6.2	$175.0
Total	23.3	$25.83	23.2
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
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)

10.1
Agreement, effective as of April 15, 2015, between Juniper Networks, Inc. and Shaygan Kheradpir (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on April 10, 2015)++

10.2
Juniper Networks, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)++

10.3
Form of Restricted Stock Unit Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.4	Form of Performance Share Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.5	Form of Stock Option Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.6
Juniper Networks, Inc. 2008 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)++

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 6, 2015	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

August 6, 2015	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)

10.1
Agreement, effective as of April 15, 2015, between Juniper Networks, Inc. and Shaygan Kheradpir (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on April 10, 2015)++

10.2
Juniper Networks, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)++

10.3
Form of Restricted Stock Unit Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.4	Form of Performance Share Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.5	Form of Stock Option Agreement effective as of May 19, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2015)++

10.6
Juniper Networks, Inc. 2008 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204297 filed with the SEC on May 19, 2015)++

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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