Form 10-Q
period 2015-09-30
JUNIPER NETWORKS INC
filed 2015-11-05
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 385,852,233 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 30, 2015.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Product	$925.4	$809.5	$2,589.2	$2,614.7
Service	323.2	316.4	949.0	910.8
Total net revenues	1,248.6	1,125.9	3,538.2	3,525.5
Cost of revenues:
Product	322.6	290.0	923.1	975.9
Service	128.6	121.1	378.9	366.5
Total cost of revenues	451.2	411.1	1,302.0	1,342.4
Gross margin	797.4	714.8	2,236.2	2,183.1
Operating expenses:
Research and development	247.0	253.2	747.3	772.7
Sales and marketing	235.3	249.2	687.9	780.6
General and administrative	57.1	55.0	168.6	190.5
Restructuring and other (benefits) charges	—	(15.0)	(0.5)	157.2
Total operating expenses	539.4	542.4	1,603.3	1,901.0
Operating income	258.0	172.4	632.9	282.1
Other (expense) income, net	(8.4)	(6.8)	(41.3)	326.0
Income before income taxes	249.6	165.6	591.6	608.1
Income tax provision	51.9	62.0	155.7	172.8
Net income	$197.7	$103.6	$435.9	$435.3

Net income per share:
Basic	$0.52	$0.23	$1.11	$0.93
Diluted	$0.51	$0.23	$1.09	$0.91
Shares used in computing net income per share:
Basic	382.8	448.4	393.2	468.1
Diluted	389.2	454.8	401.2	477.0
Cash dividends declared per common stock	$0.10	$0.10	$0.30	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$197.7	$103.6	$435.9	$435.3
Other comprehensive loss, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax (provisions) benefit of ($3.7) and ($2.1) during the three and nine months ended September 30, 2015, respectively, and $2.0 and ($26.2) for the corresponding periods of the fiscal year ended December 31, 2014 ("fiscal 2014"), respectively	(3.6)	(4.4)	4.6	44.0
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provisions of zero during the three and nine months ended September 30, 2015, respectively, and $0.1 and $60.5 for the corresponding periods of fiscal 2014, respectively	(0.1)	(0.2)	(0.6)	(104.0)
Net change on available-for-sale securities, net of taxes	(3.7)	(4.6)	4.0	(60.0)
Cash flow hedges:
Unrealized (losses) gain on cash flow hedges, net of tax benefit (provisions) of $0.5 and ($0.2) during the three and nine months ended September 30, 2015, respectively, and zero and ($1.3) for the corresponding periods of fiscal 2014, respectively	(1.4)	(2.8)	(5.4)	0.4
Reclassification adjustment for realized net losses (gains) on cash flow hedges included in net income, net of tax (benefit) provisions of ($0.1) and zero during the three and nine months ended September 30, 2015, respectively, and $0.5 and $0.8 for the corresponding periods of fiscal 2014, respectively	1.8	(1.0)	8.7	(4.2)
Net change on cash flow hedges, net of taxes	0.4	(3.8)	3.3	(3.8)
Change in foreign currency translation adjustments	(8.8)	(7.7)	(12.9)	(3.8)
Other comprehensive loss, net of tax	(12.1)	(16.1)	(5.6)	(67.6)
Comprehensive income	$185.6	$87.5	$430.3	$367.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,453.5	$1,639.6
Short-term investments	529.9	332.2
Accounts receivable, net of allowances	577.5	598.9
Deferred tax assets, net	198.4	147.0
Prepaid expenses and other current assets	138.8	239.9
Total current assets	2,898.1	2,957.6
Property and equipment, net	959.9	904.3
Long-term investments	1,263.6	1,133.1
Restricted cash and investments	33.9	46.0
Purchased intangible assets, net	39.2	62.4
Goodwill	2,981.3	2,981.5
Other long-term assets	329.9	303.9
Total assets	$8,505.9	$8,388.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$299.9	$—
Accounts payable	209.1	234.6
Accrued compensation	193.7	225.0
Deferred revenue	814.4	780.8
Other accrued liabilities	217.8	273.0
Total current liabilities	1,734.9	1,513.4
Long-term debt	1,648.7	1,349.0
Long-term deferred revenue	310.5	294.9
Long-term income taxes payable	185.0	177.5
Other long-term liabilities	198.7	134.9
Total liabilities	4,077.8	3,469.7
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 384.8 shares and 416.2 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	8,334.3	8,794.0
Accumulated other comprehensive loss	(19.4)	(13.8)
Accumulated deficit	(3,886.8)	(3,861.1)
Total stockholders' equity	4,428.1	4,919.1
Total liabilities and stockholders' equity	$8,505.9	$8,388.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$435.9	$435.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	161.3	185.4
Depreciation, amortization, and accretion	131.5	141.9
Restructuring and other (benefits) charges	(4.0)	179.4
Deferred income taxes	10.0	(85.4)
Gain on investments, net	(6.8)	(165.1)
Gain on legal settlement, net	—	(121.1)
Excess tax benefits from share-based compensation	(7.4)	(8.8)
Loss on disposal of fixed assets	0.4	1.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(15.7)	(33.2)
Prepaid expenses and other assets	8.8	(19.9)
Accounts payable	(21.8)	49.9
Accrued compensation	(29.0)	(78.3)
Income taxes payable	108.2	86.1
Other accrued liabilities	(45.0)	(130.5)
Deferred revenue	49.1	40.9
Net cash provided by operating activities	775.5	478.5
Cash flows from investing activities:
Purchases of property and equipment	(154.9)	(141.0)
Purchases of available-for-sale investments	(1,147.6)	(1,970.5)
Proceeds from sales of available-for-sale investments	625.9	1,918.7
Proceeds from maturities of available-for-sale investments	197.4	339.0
Purchases of trading investments	(3.8)	(3.5)
Proceeds from sales of privately-held investments	10.3	2.5
Purchases of privately-held investments	(5.4)	(12.3)
Payments for business acquisitions, net of cash and cash equivalents acquired	(3.5)	(27.1)
Changes in restricted cash	11.6	45.0
Net cash (used in) provided by investing activities	(470.0)	150.8
Cash flows from financing activities:
Proceeds from issuance of common stock	97.0	157.6
Purchases and retirement of common stock	(1,057.6)	(1,761.0)
Issuance of long-term debt, net	594.6	346.5
Payment for capital lease obligation	0.4	(0.4)
Customer financing arrangements	—	0.8
Excess tax benefits from share-based compensation	7.4	8.8
Payment of cash dividends	(118.0)	(43.8)
Net cash used in financing activities	(476.2)	(1,291.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(15.4)	(5.9)
Net decrease in cash and cash equivalents	(186.1)	(668.1)
Cash and cash equivalents at beginning of period	1,639.6	2,284.0
Cash and cash equivalents at end of period	$1,453.5	$1,615.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of September 30, 2015, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the prior year Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16 (Topic 805) - Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively, with a requirement that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires the entity to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with early adoption permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a significant impact on the Company's Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out ("FIFO") or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements, if any.

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

In April 2015, the FASB issued ASU No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard would reduce the debt issuance cost asset on the Company's Condensed Consolidated Balance Sheet by approximately $11.0 million and correspondingly reduce its debt liabilities by approximately $11.0 million. The Company plans to adopt this standard in the first quarter of 2016. The adoption of this standard will not have an impact to the Condensed Consolidated Statement of Operations.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendment states that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 is not expected to have an impact on the Company's Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”) which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. As a result, the Company will apply the new revenue standard for annual and interim periods beginning after December 15, 2017. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018. The Company is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of September 30, 2015 and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
Fixed income securities:
Asset-backed securities	$324.2	$0.1	$(0.2)	$324.1
Certificates of deposit	3.8	—	—	3.8
Commercial paper	9.4	—	—	9.4
Corporate debt securities	935.8	0.7	(1.9)	934.6
Foreign government debt securities	16.5	—	—	16.5
Government-sponsored enterprise obligations	214.1	0.1	—	214.2
U.S. government securities	265.3	0.2	(0.1)	265.4
Total fixed income securities	1,769.1	1.1	(2.2)	1,768.0
Money market funds	196.0	—	—	196.0
Mutual funds	3.7	0.1	—	3.8
Publicly-traded equity securities	8.0	0.7	—	8.7
Total available-for-sale securities	1,976.8	1.9	(2.2)	1,976.5
Trading securities in mutual funds(1)	16.8	—	—	16.8
Total	$1,993.6	$1.9	$(2.2)	$1,993.3

Reported as:
Cash equivalents	$166.3	$—	$—	$166.3
Restricted investments	33.4	0.1	—	33.5
Short-term investments	529.1	0.9	(0.1)	529.9
Long-term investments	1,264.8	0.9	(2.1)	1,263.6
Total	$1,993.6	$1.9	$(2.2)	$1,993.3
________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$269.3	$—	$(0.3)	$269.0
Certificates of deposit	10.6	—	—	10.6
Commercial paper	20.3	—	—	20.3
Corporate debt securities	738.6	0.5	(1.1)	738.0
Foreign government debt securities	24.6	—	—	24.6
Government-sponsored enterprise obligations	162.2	—	(0.1)	162.1
U.S. government securities	246.1	—	(0.1)	246.0
Total fixed income securities	1,471.7	0.5	(1.6)	1,470.6
Money market funds	594.2	—	—	594.2
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	2.1	—	(0.1)	2.0
Total available-for-sale securities	2,071.9	0.6	(1.7)	2,070.8
Trading securities in mutual funds(1)	16.3	—	—	16.3
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

Reported as:
Cash equivalents	$576.6	$—	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	332.2	0.2	(0.2)	332.2
Long-term investments	1,134.2	0.4	(1.5)	1,133.1
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$504.2	$0.3	$(0.1)	$504.4
Due between one and five years	1,264.9	0.8	(2.1)	1,263.6
Total	$1,769.1	$1.1	$(2.2)	$1,768.0

The Company had 440 and 437 investments in unrealized loss positions as of September 30, 2015 and December 31, 2014, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2015, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2015 and September 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended September 30, 2015, the Company did not recognize other-than-temporary impairments associated with these investments. During the three and nine months ended September 30, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.1 million and $2.7 million, respectively, which were recorded within other (expense) income, net, in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2015, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities. During the nine months ended September 30, 2014, gross realized gains from available-for-sale securities were $166.3 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended September 30, 2014, there were no material gross realized gains or losses from available-for-sale securities and during the three and nine months ended September 30, 2014, there were no material gross realized gains or losses from trading securities.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2015
Fixed income securities:
Asset-backed securities(1)	$188.5	$(0.2)	$34.2	$—	$222.7	$(0.2)
Corporate debt securities	522.0	(1.8)	17.5	(0.1)	539.5	(1.9)
Foreign government debt securities(1)(2)	13.5	—	—	—	13.5	—
Government-sponsored enterprise obligations(1)(2)	41.8	—	—	—	41.8	—
U.S. government securities(1)	119.5	(0.1)	—	—	119.5	(0.1)
Total fixed income securities	885.3	(2.1)	51.7	(0.1)	937.0	(2.2)
Total available-for-sale securities	$885.3	$(2.1)	$51.7	$(0.1)	$937.0	$(2.2)
________________________________
(1) Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of September 30, 2015.
(2) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of September 30, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$221.9	$(0.3)	$—	$—	$221.9	$(0.3)
Corporate debt securities	515.9	(1.1)	—	—	515.9	(1.1)
Foreign government debt securities(1)	24.6	—	—	—	24.6	—
Government-sponsored enterprise obligations	113.8	(0.1)	—	—	113.8	(0.1)
U.S. government securities	189.0	(0.1)	—	—	189.0	(0.1)
Total fixed income securities	1,065.2	(1.6)	—	—	1,065.2	(1.6)
Publicly-traded equity securities	2.0	(0.1)	—	—	2.0	(0.1)
Total available-for-sale securities	$1,067.2	$(1.7)	$—	$—	$1,067.2	$(1.7)
 ________________________________

(1)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the carrying values of the Company's privately-held investments of $91.3 million and $89.9 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $48.9 million and $47.5 million, respectively. For the three and nine months ended September 30, 2015, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities. For the nine months ended September 30, 2014, the Company recorded $10.0 million in other comprehensive income for unrealized gains associated with its privately-held debt securities. During the three months ended September 30, 2014, there were no unrealized gains or losses associated with its privately-held debt securities and redeemable preferred stock securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the three and nine months ended September 30, 2015, the Company determined that no privately-held investments were other-than-temporarily impaired. During the three and nine months ended September 30, 2014, the Company determined that certain privately-held investments were other than temporarily impaired, resulting in impairment charges of $1.1 million that were recorded within other (expense) income, net in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$324.1	$—	$324.1
Certificates of deposit	—	3.8	—	3.8
Commercial paper	—	9.4	—	9.4
Corporate debt securities	—	934.6	—	934.6
Foreign government debt securities	—	16.5	—	16.5
Government-sponsored enterprise obligations	—	214.2	—	214.2
Money market funds(1)	196.0	—	—	196.0
Mutual funds(2)	3.8	—	—	3.8
Publicly-traded equity securities	8.7	—	—	8.7
U.S. government securities	265.4	—	—	265.4
Total available-for-sale securities	473.9	1,502.6	—	1,976.5
Trading securities in mutual funds(3)	16.8	—	—	16.8
Privately-held debt and redeemable preferred stock securities	—	—	48.9	48.9
Derivative assets:
Foreign exchange contracts	—	0.6	—	0.6
Total assets measured at fair value	$490.7	$1,503.2	$48.9	$2,042.8
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$166.3	$—	$—	$166.3
Restricted investments	33.5	—	—	33.5
Short-term investments	135.1	394.8	—	529.9
Long-term investments	155.8	1,107.8	—	1,263.6
Prepaid expenses and other current assets	—	0.6	—	0.6
Other long-term assets	—	—	48.9	48.9
Total assets measured at fair value	$490.7	$1,503.2	$48.9	$2,042.8

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and nine months ended September 30, 2015, there were purchases related to privately-held debt securities of $2.2 million and $5.0 million, respectively.

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

As of September 30, 2015, the Company had no assets measured at fair value on a nonrecurring basis. As of December 31, 2014, the Company recorded a goodwill impairment charge of $850.0 million for its Security reporting unit measured at fair value on a nonrecurring basis. The remeasurement of goodwill is classified as a Level 3 value assessment due to the significance of unobservable inputs developed using company-specific information. As of December 31, 2014, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis.

As of September 30, 2015 and December 31, 2014, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2015 and December 31, 2014, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,976.0 million and $1,395.2 million, respectively, based on observable market inputs (Level 2). As of September 30, 2015 and December 31, 2014, the carrying value of the promissory note of $125.0 million issued to the Company in connection with the sale of Junos Pulse recorded in other long-term assets in the Condensed Consolidated Balance Sheet approximates its fair value. The promissory note is classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2015	December 31, 2014
Cash flow hedges	$116.3	$160.7
Non-designated derivatives	55.9	78.0
Total	$172.2	$238.7

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, on its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2015, the Company recognized unrealized losses of $1.9 million and $5.2 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized loss of $1.9 million and $8.7 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2014, the Company recognized an unrealized loss of $2.8 million and an unrealized gain of $1.7 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized gain of $1.5 million and $5.0 million, respectively, during the three and nine months ended September 30, 2014 from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2015 and September 30, 2014.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and nine months ended September 30, 2015, the Company recognized a net loss of $0.1 million and $0.4 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2014, the Company recognized net losses of $0.3 million and $3.3 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 30, 2015 and December 31, 2014, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the nine months ended September 30, 2015 (in millions):

Balance as of December 31, 2014	$2,981.5
Other	(0.2)
Balance as of September 30, 2015	$2,981.3

There were no impairments to goodwill during the three and nine months ended September 30, 2015 and September 30, 2014.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of September 30, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(487.2)	$(49.9)	$30.6
Customer contracts, support agreements, and related relationships	78.1	(67.2)	(2.8)	8.1
Other	1.1	(0.6)	—	0.5
Total purchased intangible assets	$646.9	$(555.0)	$(52.7)	$39.2

As of December 31, 2014
Intangible assets with finite lives:
Technologies and patents	$567.7	$(466.1)	$(49.9)	$51.7
Customer contracts, support agreements, and related relationships	78.1	(65.2)	(2.8)	10.1
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(531.8)	$(52.7)	$62.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$4.7	$7.1	$20.2	$23.7
Operating expenses:
Sales and marketing	0.7	1.1	2.1	3.2
General and administrative	0.2	0.3	0.9	0.9
Total operating expenses	0.9	1.4	3.0	4.1
Total	$5.6	$8.5	$23.2	$27.8

During the nine months ended September 30, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. There were no such charges during the three months ended September 30, 2015 and three and nine months ended September 30, 2014.

There were no impairment charges related to purchased intangible assets during the three and nine months ended September 30, 2015 and September 30, 2014.

As of September 30, 2015, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2015	$5.3
2016	11.6
2017	7.0
2018	5.1
2019	4.9
Thereafter	5.3
Total	$39.2

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

	As of
	September 30, 2015	December 31, 2014
Production materials	$45.2	$38.3
Finished goods	27.1	24.2
Inventories	$72.3	$62.5

In connection with the 2014 Restructuring Plan discussed in Note 8, Restructuring and Other Charges, the Company accelerated the end-of-service life of certain products resulting in inventory charges of $15.5 million, recorded within cost of revenues in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014. There were no similar charges recorded for the three months ended September 30, 2014 and the three and nine months ended September 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	September 30, 2015	December 31, 2014
Privately-held investments	$91.3	$89.9
Licensed software	7.7	8.6
Federal income tax receivable	28.9	20.0
Customer financing receivable	1.5	16.9
Inventory	8.7	8.0
Prepaid costs, deposits, and other	60.5	35.5
Promissory note in connection with the sale of Junos Pulse	125.0	125.0
Interest receivable in connection with Promissory note	6.3	—
Other long-term assets	$329.9	$303.9

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). As of September 30, 2015, the Company did not receive scheduled interest payments of $3.1 million on the Pulse Note and expected further delayed payments beyond the original term of the agreement. On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note. Under the terms of the modified Pulse Note, the parties agreed to extend the maturity date from April 1, 2016 to December 31, 2018, provide that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note, increase the interest payable on the Pulse Note, and include semi-annual excess cash flow sweeps commencing in 2016. The issuer of the Pulse Note is also required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any amount previously pre-paid to the Company, and use commercially reasonable efforts to refinance the entire note, with any remaining balance due by December 31, 2018. Certain holding companies of the issue also provided the Company with collateral and guarantees. See Note 16, Subsequent Events, for further details on the modified terms. The note receivable, along with the related interest receivable, are classified as long-term assets based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

The Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note’s effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on this calculation, no impairment charge was required to the Pulse Note as of September 30, 2015. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected future cash flow is less than the recorded investment. During the three and nine months ended September 30, 2015, the related amount of interest income recognized was $1.6 million and $4.7 million, respectively.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the nine months ended September 30, 2015 were as follows (in millions):

Balance as of December 31, 2014	$28.7
Provisions made during the period	20.8
Actual costs incurred during the period	(21.2)
Balance as of September 30, 2015	$28.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$221.7	$180.3
Distributor inventory and other sell-through items	63.1	103.7
Deferred gross product revenue	284.8	284.0
Deferred cost of product revenue	(43.7)	(58.4)
Deferred product revenue, net	241.1	225.6
Deferred service revenue	883.8	850.1
Total	$1,124.9	$1,075.7
Reported as:
Current	$814.4	$780.8
Long-term	310.5	294.9
Total	$1,124.9	$1,075.7

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

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$5.7	$2.7	$16.3	$6.9
Interest expense	(21.6)	(16.9)	(61.9)	(50.2)
Net gain on legal settlement	—	0.8	—	196.1
Gain (loss) on investments	6.0	(1.9)	6.8	165.1
Other	1.5	8.5	(2.5)	8.1
Other (expense) income, net	$(8.4)	$(6.8)	$(41.3)	$326.0

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

During the nine months ended September 30, 2014, the Company entered into a settlement agreement with Palo Alto Networks, Inc. (“PAN”) resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement of $196.1 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to the Company of $75.0 million in cash and issued the Company PAN common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in net realized gain. All such PAN securities were sold in the third quarter of 2014, and the Company recorded an additional $0.8 million gain during the three months ended September 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and nine months ended September 30, 2015, the Company recorded a gain of $6.0 million primarily related to the sale of its privately-held investments. During the nine months ended September 30, 2014, the Company recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

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

The following table presents restructuring and other charges and (benefits) included in cost of revenues and restructuring and other (benefits) charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Severance	$—	$7.1	$0.4	$45.6
Facilities	—	(25.0)	(0.9)	12.8
Contract terminations	—	—	—	2.3
Asset impairment and write-downs	(3.5)	2.9	(3.5)	118.7
Total	$(3.5)	$(15.0)	$(4.0)	$179.4

Reported as:
Cost of revenues	$(3.5)	$—	$(3.5)	$22.2
Restructuring and other (benefits) charges	—	(15.0)	(0.5)	157.2
Total	$(3.5)	$(15.0)	$(4.0)	$179.4

During the three months ended September 30, 2015, the Company recorded a benefit of $3.5 million for a previously recorded charge related to products with contract manufacturers for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2015, the Company recorded $0.4 million of severance costs and a benefit of $0.9 million for facilities that were recorded in restructuring and other (benefits) charges in the Condensed Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan.

During the three months ended September 30, 2014, the Company recorded $7.1 million of severance costs, a benefit of $25.0 million for facility consolidation and closures, and $2.9 million of asset write-downs, that were recorded to restructuring and other (benefits) charges in the Condensed Consolidated Statement of Operations. In connection with the facility consolidation and closures charge, the Company with the consent of its landlord and the administrative agent to its lienholder, assigned certain of its real property leases, totaling approximately 0.4 million square feet, to a third party. Concurrently with the assignments, the Company executed a sublease with the assignee for one of the properties of approximately 0.1 million square feet, for a period of two years, with a one-time right to extend the term for up to six months. Under these arrangements, the Company paid $12.3 million to the landlord and was released from all future lease obligations following the date of the assignments. The Company also incurred $5.3 million of transaction fees, which were recorded to restructuring and other (benefits) charges in the Condensed Consolidated Statements of Operations. As a result of the lease assignments, the Company recorded a benefit of approximately

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$25.0 million, which included a reversal of previously recorded restructuring liability and additional charges relating to facility consolidation activities, in the third quarter of 2014.

During the nine months ended September 30, 2014, the Company recorded $45.0 million of severance costs, $12.6 million of facility consolidation and closures, $84.7 million of impairment charges related to licensed software, $11.8 million of asset write-downs, and $2.3 million of charges related to contract terminations, which were recorded in restructuring and other (benefits) charges in the Condensed Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan. The Company also recorded inventory write-downs of $15.5 million and a charge related to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2014, in connection with the 2014 Restructuring Plan. The remaining $0.8 million of charges were incurred for the Other Restructuring Plans during the nine months ended September 30, 2014.

Restructuring and other (benefits) charges noted above are based on the 2014 Restructuring Plan and Other Restructuring Plans that were committed to by management. Any changes in the estimates of executing the approved restructuring plans are reflected in the Company's results of operations.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the nine months ended September 30, 2015 (in millions):

	December 31, 2014	Charges	Cash Payments	Non-cash Settlements and Other	September 30, 2015
Severance	$9.4	$0.4	$(8.0)	$(1.8)	$—
Facilities	7.4	(0.9)	(2.3)	(0.7)	3.5
Contract terminations and other	0.2	(3.5)	—	3.3	—
Total	$17.0	$(4.0)	$(10.3)	$0.8	$3.5

As of September 30, 2015, the Company's restructuring liability was $3.5 million related to facility closures which are expected to be paid through March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt and Financing

Debt

The following table summarizes the Company's short-term and long-term debt (in millions, except percentages):

	As of September 30, 2015
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

As of September 30, 2015, the Company was in compliance with all covenants in the indentures governing the Notes.

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

As of September 30, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred. In 2014, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result, the Company's customer financing activities significantly declined from fiscal year 2014 through the third quarter of 2015.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $11.4 million and $92.8 million during the three months ended September 30, 2015 and September 30, 2014, respectively, and $69.9 million and $429.2 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.

The Company received cash proceeds from the financing provider of $9.1 million and $128.9 million during the three months ended September 30, 2015 and September 30, 2014, respectively, and $94.6 million and $473.3 million during the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the amounts owed to the Company by the financing provider were $3.7 million and $28.0 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2015, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $11.2 million as of September 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the estimated cash received from the financing provider not recognized as revenue was $16.8 million and $67.5 million, respectively.

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the nine months ended September 30, 2015, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2015, April 23, 2015, and on July 23, 2015 which were paid on March 24, 2015, June 23, 2015, and on September 22, 2015, respectively, to stockholders of record on March 3, 2015, June 2, 2015, and on September 1, 2015, respectively, in the aggregate amount of $118.0 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2015.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program (“2014 Stock Repurchase Program”). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of September 30, 2015, there was $625.0 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three and nine months ended September 30, 2015, the Company repurchased and retired approximately 1.8 million and 42.4 million shares of its common stock, respectively, at an average price of $28.01 and $24.78 per share, respectively, for an aggregate purchase price of $50.0 million and $1.1 billion, respectively.

During the nine months ended September 30, 2014, the Company entered into two separate accelerated share repurchase agreements (collectively, the “ASR”) with two financial institutions to repurchase an aggregate of $1.2 billion of the Company's common stock. During the first quarter of 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company's common stock for an aggregate price of $900.0 million based on the market value of the Company's common stock on the date of the transaction. On July 23, 2014, the ASR was completed and the Company received an additional 16.0 million shares from the financial institutions for the remaining $300.0 million for a total repurchase of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock. Subsequent to the completion of the ASR, the Company repurchased and retired approximately 23.5 million shares of its common stock under the 2014 Stock Repurchase Program at an average price of $23.44 per share for an aggregate purchase price of $550.0 million during the three months ended September 30, 2014.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three and nine months ended September 30, 2015 and September 30, 2014.

Future stock repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, during the nine months ended September 30, 2015 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	$8.4	$(4.2)	$(18.0)	$(13.8)
Other comprehensive gain (loss) before reclassifications	4.6	(5.4)	(12.9)	(13.7)
Amount reclassified from accumulated other comprehensive income	(0.6)	8.7	—	8.1
Other comprehensive gains (losses), net	4.0	3.3	(12.9)	(5.6)
Balance as of September 30, 2015	$12.4	$(0.9)	$(30.9)	$(19.4)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2015 for realized gains on available-for-sale securities of $0.6 million are included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2015 for realized losses on cash flow hedges are included within cost of revenues of $2.6 million, sales and marketing of $5.5 million, general and administrative of $0.5 million, and research and development of $0.1 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the “ESPP”). Under these plans, the Company has granted (or, in the case of acquired plans, assumed) stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance share awards (“PSAs”).

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the 1996 Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of September 30, 2015, an aggregate of 22.1 million shares were subject to outstanding equity awards under the 2015 Plan, the 2006 Plan and the 1996 Plan. As of September 30, 2015, 37.7 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under this plan, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of September 30, 2015, approximately 18.4 million shares have been issued and 7.6 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new equity awards can be granted under these assumed plans. As of September 30, 2015, stock options, RSUs, RSAs and PSAs representing approximately 2.3 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2015 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	9.9	$24.87
Canceled	(0.1)	23.65
Exercised	(2.4)	19.10
Expired	(2.6)	27.91
Balance as of September 30, 2015	4.8	$26.07	2.1	$20.3

As of September 30, 2015:
Vested and expected-to-vest options	4.8	$26.16	2.0	$19.9
Exercisable options	4.5	$27.35	1.8	$14.6

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.71 per share as of September 30, 2015, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $3.2 million and $17.1 million for the three and nine months ended September 30, 2015, respectively.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the nine months ended September 30, 2015 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	21.3	$22.05
RSUs granted (1)(3)	8.1	22.90
PSAs granted (2)(3)	0.8	22.44
RSUs vested	(6.0)	23.19
RSAs vested	(1.4)	20.28
PSAs vested	(0.3)	22.52
RSUs canceled	(1.9)	22.09
PSAs canceled	(1.0)	22.28
Balance as of September 30, 2015	19.6	$22.15	1.2	$504.4
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2015 Plan and the 2006 Plan according to its terms.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On July 23, 2015, the Company declared a cash dividend of $0.10 per share of common stock, or $38.5 million in the aggregate, to stockholders of record on September 1, 2015, which was paid on September 22, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.3 million and 2.7 million shares of common stock through the ESPP at an average exercise price of $19.18 and $19.25 per share for the three and nine months ended September 30, 2015, respectively, and 1.4 million and 2.9 million shares at an average per share price of $20.01 and $19.30 for the three and nine months ended September 30, 2014, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ESPP (1):
Volatility	26%	27%	29%	30%
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	1.4%	1.8%	1.7%	1.0%
Weighted-average fair value per share	$6.20	$5.13	$5.63	$5.72

Market-based RSUs (2):
Volatility	—	—	34%	36%
Risk-free interest rate	—	—	1.4%	1.6%
Dividend yield	—	—	1.8%	0% - 1.5%
Weighted-average fair value per share	—	—	$14.97	$18.28
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of shares issuable under the ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues - Product	$1.3	$1.3	$4.5	$3.9
Cost of revenues - Service	3.2	3.6	10.4	10.7
Research and development	31.0	37.1	94.1	100.8
Sales and marketing	13.0	15.9	32.2	44.9
General and administrative	8.0	7.4	20.1	25.1
Total	$56.5	$65.3	$161.3	$185.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$1.5	$3.2	$5.2	$12.0
RSUs, RSAs, and PSAs	52.4	58.2	146.3	161.9
ESPP	2.6	3.9	9.8	11.5
Total	$56.5	$65.3	$161.3	$185.4

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of September 30, 2015 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$3.8	0.8
RSUs, RSAs, and PSAs	$241.9	1.8

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Routing	$604.4	$533.2	$1,711.6	$1,700.8
Switching	201.4	155.0	558.1	546.8
Security	119.6	121.3	319.5	367.1
Total product	925.4	809.5	2,589.2	2,614.7

Total service	323.2	316.4	949.0	910.8
Total	$1,248.6	$1,125.9	$3,538.2	$3,525.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas:
United States	$665.6	$621.3	$1,869.7	$1,905.7
Other	47.2	57.0	167.9	165.1
Total Americas	712.8	678.3	2,037.6	2,070.8
Europe, Middle East, and Africa	355.0	290.5	975.1	911.0
Asia Pacific	180.8	157.1	525.5	543.7
Total	$1,248.6	$1,125.9	$3,538.2	$3,525.5
No customer accounted for 10% or more of the Company's net revenues during the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of
	September 30, 2015	December 31, 2014
United States	$879.1	$871.7
International	120.0	95.0
Property and equipment, net and purchased intangible assets, net	$999.1	$966.7

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2015 and December 31, 2014, were attributable to U.S. operations.

Note 13. Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2015 of 20.8% and 26.3%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and an income tax benefit resulting from a change in the tax treatment of share-based compensation in its cost-sharing arrangement as noted below. The effective rate for the period does not reflect the benefit of the federal research and development (“R&D”) credit, which expired on December 31, 2014.

The Company's effective tax rate for the three and nine months ended September 30, 2014 of 37.4% and 28.4%, respectively, differs from the federal statutory rate of 35% primarily due to the impact of the discrete items referenced below offset by the benefit from the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The effective tax rates for the three and nine months ended September 30, 2015 and September 30, 2014 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost-sharing adjustment(1)	$(13.2)	$—	$(13.2)	$—
Tax on equity investments(2)	$—	$0.7	$—	$36.3
Restructuring	$—	$9.2	$—	$(46.7)
Legal settlement	$—	$—	$—	$44.7
________________________________
(1) Represents cumulative impact through fiscal year 2014 for the change in treatment of share-based compensation as a result of the U.S. Tax Court decision in Altera (see further explanation below). The total net benefit to the Condensed Consolidated Statements of Operations including the nine months ended September 30, 2015 was approximately $18.0 million.
(2) During the nine months ended September 30, 2014, tax on equity investments of $36.3 million is net of a valuation allowance release of $24.7 million.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding share-based compensation from its inter-company cost-sharing arrangement. As a result, the Company has reversed the inclusion of share-based compensation in cost-sharing arrangement as a cumulative adjustment for this quarter. Because this change to cost sharing increases the Company's cumulative foreign earnings, approximately $70.3 million of the gross income tax benefit associated with this change has been offset by an increase in income tax expense accrued upon the company’s foreign earnings. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

As of September 30, 2015, the total amount of gross unrecognized tax benefits was $211.4 million, of which $176.7 million, if recognized, would affect the Company's effective tax rate.

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

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. During the first quarter of 2015, the IRS issued “Notices of Proposed Adjustments” related to the examination. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of September 30, 2015, the Company believes the resolution of the audits will not have a material adverse impact on the financial statements.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2015.

Note 14. Net Income Per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$197.7	$103.6	$435.9	$435.3
Denominator:
Weighted-average shares used to compute basic net income per share	382.8	448.4	393.2	468.1
Dilutive effect of employee stock awards	6.4	6.4	8.0	8.9
Weighted-average shares used to compute diluted net income per share	389.2	454.8	401.2	477.0
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.52	$0.23	$1.11	$0.93
Diluted	$0.51	$0.23	$1.09	$0.91

Anti-dilutive:
Potential anti-dilutive shares	3.1	10.2	3.7	10.8

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

Note 15. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $123.1 million as of September 30, 2015. Rent expense was $10.8 million and $33.2 million for the three and nine months ended September 30, 2015, respectively, and $10.8 million and $36.5 million for the three and nine months ended September 30, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Data Center Lease Agreement

On July 10, 2015, the Company entered into a data center lease agreement through March 2026 in which the Company has the option to extend the term of the lease for up to twenty years in increments of either five years or ten years, for approximately 63,000 square feet of space in the State of Washington. The total payment for the lease is expected to be approximately $118.1 million over the ten-year term. The lease agreement provides the Company with a tenant allowance of $6.0 million to be used for tenant leasehold improvements. Any unused tenant allowance may be applied as a credit to the rent payment. The space will be used, among other things, to consolidate certain of the Company's laboratory operations currently located in Sunnyvale, California.

As the Company is subject to certain contractual obligations during the construction period, the Company is deemed the owner of the property during the construction period. Accordingly, as of September 30, 2015, the Company capitalized the construction cost by recording a build-to-suit lease asset under construction in progress of $10.1 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Condensed Consolidated Balance Sheets.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $558.7 million as of September 30, 2015.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2015, the Company accrued $19.2 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of September 30, 2015, the Company held short-term and long-term debt consisting of senior notes with a carrying value of $299.9 million and $1,648.7 million, respectively. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2020 and bears interest at a rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Debt and Financing, for further discussion of the Company's short-term and long-term debt.

Other Contractual Obligations

As of September 30, 2015, other contractual obligations primarily consisted of (1) $33.9 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014; (2) $3.5 million in campus build-out obligations; and (3) $22.5 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of September 30, 2015, the Company had $185.0 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of September 30, 2015, the Company recorded a $15.0 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of September 30, 2015 and December 31, 2014, the Company had $16.8 million and $26.2 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $11.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2015. See Note 9, Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

Note 16. Subsequent Events

Promissory note in connection with the sale of Junos Pulse

On October 2, 2015, the Company and the issuer of the promissory note in the original principal amount of $125.0 million that was issued to the Company in connection with the sale of Junos Pulse mutually agreed to amend the terms of the promissory note. The amended promissory note, among other things, extends the maturity date from April 1, 2016 to December 31, 2018, provides that interest due and payable on the promissory note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note, increases the interest rate on the promissory note, adds semi-annual excess cash flow sweeps

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

commencing in 2016, and requires certain other debt to be subordinated to the promissory note issued to the Company. In addition, under the amended terms of the promissory note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any amounts previously pre-paid to the Company, and to use commercially reasonable efforts to refinance the entire note, with any remaining balance due by December 31, 2018. In connection with the amendment, certain holding companies of the issuer also provided the Company with a guarantee and additional collateral to secure the repayment of the amended promissory note.

Dividend Declaration

On October 22, 2015, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on December 22, 2015 to stockholders of record as of the close of business on December 1, 2015.

Stock Repurchase Activities

Subsequent to September 30, 2015, through the filing of this Report, the Company repurchased 1.1 million shares of its common stock, for an aggregate of $35.0 million at an average purchase price of $31.59 per share, under the 2014 Stock Repurchase Program. Repurchases of 0.8 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $590.0 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC, specifically our most recent Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part 1, Item I, of this Report, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. Each of these decisions has some impact on the financial results for any given period.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Strategic Verticals. We believe that product and solution differentiation, with a relentless customer focus, will enable us to achieve our goal of growing our revenue faster than the market.

Our products are sold in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC. Our high-performance routing, switching, and security networking products and service offerings are sold to Service Provider and Enterprise markets. We believe that our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

During the third quarter of 2015, compared to the same period in 2014, we saw an increase in net revenues across all three geographies, specifically growth in Service Provider net revenues in both EMEA and APAC, as well as solid growth in Enterprise across all geographies. Our year over year revenue growth was also driven by higher net revenues in our routing, switching and high-end SRX security products.

While we anticipate that the pricing environment will continue to remain consistently competitive, we believe our product gross margins may continue to vary in the future due to a mix of products sold and competitive pricing pressures, which may be offset by continued improvements to our cost structure. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline and targeted growth initiatives.

We continue to invest in research and development, which allows us to strengthen our product portfolio. In the third quarter of 2015, we announced new product offerings for our switching and security products.

In switching, in the third quarter of 2015, we announced Juniper Networks® Unite, a new reference architecture that provides simplified and secure network infrastructure solutions required to modernize enterprise campus and branch networks into cloud-enabled service platforms. Additionally, we announced Junos Fusion Enterprise, a new open architecture, based on the 802.1BR industry standard, that when combined with our EX Series Ethernet switches, will enable the configuration and management of the entire distributed enterprise network as a single network entity.

In security, in the third quarter of 2015, we announced advanced anti-malware with zero-day threat protection from the cloud, redesigned security management and the latest firewalls for enterprise campus and branch networks, as part of our new Juniper Networks® Unite architecture. The latest innovations include Juniper Networks Sky Advanced Threat Prevention, an enhanced Junos Space Security Director, Juniper Networks® SRX300 Series Services Gateways and SRX1500 to provide sophisticated threat protection, security management, automation and scale needed to defend against threats at any point in the network without hindering network performance.
In addition to our new product announcements, we continued to deliver on our previously announced capital return program. In the third quarter of 2015, we repurchased $50.0 million of shares of our common stock and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $38.5 million. Since the first quarter of 2014, we have returned approximately $3.5 billion of capital against our previously announced intention to return a total of $4.1 billion by the end of 2016. On October 22, 2015, we announced a cash dividend of $0.10 per share of common stock payable on December 22, 2015 to stockholders of record as of the close of business on December 1, 2015.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenues	$1,248.6	$1,125.9	$122.7	11%	$3,538.2	$3,525.5	$12.7	—%

Gross margin	$797.4	$714.8	$82.6	12%	$2,236.2	$2,183.1	$53.1	2%
Percentage of net revenues	63.9%	63.5%			63.2%	61.9%

Operating income	$258.0	$172.4	$85.6	50%	$632.9	$282.1	$350.8	124%
Percentage of net revenues	20.7%	15.3%			17.9%	8.0%
Net income	$197.7	$103.6	$94.1	91%	$435.9	$435.3	$0.6	—%
Percentage of net revenues	15.8%	9.2%			12.3%	12.3%
Net income per share:
Basic	$0.52	$0.23	$0.29	126%	$1.11	$0.93	$0.18	19%
Diluted	$0.51	$0.23	$0.28	122%	$1.09	$0.91	$0.18	20%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%	$0.30	$0.10	$0.20	200%
Stock repurchase plan activity	$50.0	$850.0	$(800.0)	(94)%	$1,050.0	$1,750.0	$(700.0)	(40)%

Operating cash flows					$775.5	$478.5	$297.0	62%
DSO	42	49	(7)	(14)%
Product book-to-bill	>1	1

					September 30, 2015	December 31, 2014	$ Change	% Change
Deferred revenue					$1,124.9	$1,075.7	$49.2	5%

•
Net Revenues: During the three months ended September 30, 2015, compared to the same period in 2014, we experienced an increase in net revenues primarily due to an increase in Service Provider net revenues in both EMEA and APAC, as well as growth in Enterprise net revenues across all geographies. Our revenue growth in the third quarter of 2015 compared to 2014 was driven by higher net revenues in our routing, switching, high-end SRX security products and an increase in service net revenues.

During the nine months ended September 30, 2015, compared to the same period in 2014, net revenues were flat in both our Service Provider and Enterprise markets. We saw a slight increase in net revenues from EMEA Service Providers and Americas Enterprise, which was partially offset by a slight decrease in net revenues from Americas Service Provider and EMEA and APAC Enterprise.

•
Gross Margin: Our gross margin as a percentage of net revenues slightly increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to cost reduction efforts and strong growth in product revenues in the quarter, which improved product gross margin.

During the nine months ended September 30, 2015, compared to the same period in 2014, our gross margin as a percentage of net revenues increased, as a result of higher restructuring and other (benefit) charges recorded in 2014, in connection with the restructuring plan we initiated in the first quarter of 2014, which we refer to as the 2014 Restructuring Plan, and higher service net revenues.

•
Operating Income: Our operating income as a percentage of net revenues increased during the three months ended September 30, 2015, compared to the same period in 2014, as a result of a strong increase in product revenues, partially offset by an increase in product cost of sales. Operating expenses remained relatively flat compared to the same period in 2014, while service revenue and service cost of sales both increased slightly.

During the nine months ended September 30, 2015, our operating income increased, compared to the same period in 2014. The increase in operating income can be largely attributed to improved operating efficiencies and our cost reduction efforts. Further, in the nine months ended September 30, 2015, compared to the same period in 2014, restructuring and other (benefit) charges decreased by $157.7 million due to severance charges, facility and consolidation closures, asset write-downs and contract terminations that occurred during the nine months ended September 30, 2014.

•
Cash Dividends Declared per Common Stock: During the nine months ended September 30, 2015, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2015, April 23, 2015, and July 23, 2015 which were paid on March 24, 2015, June 23, 2015, and September 22, 2015, respectively, to stockholders of record on March 3, 2015, June 2, 2015, and September 1, respectively, in the aggregate amount of $118.0 million.

•
Stock Repurchase Plan Activity: During the three and nine months ended September 30, 2015, we repurchased approximately 1.8 million and 42.4 million shares of our common stock in the open market, at an average price of $28.01 and $24.78 per share, for an aggregate purchase price of $50.0 million and $1.1 billion, respectively. Pursuant to the $1.2 billion accelerated share repurchase, or ASR, that we announced in the first quarter of 2014, during the nine months ended September 30, 2014, we received and retired 49.3 million shares, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35 per share. Subsequent to the completion of the ASR, during the three months ended September 30, 2014, we repurchased an additional 23.5 million shares of our common stock in the open market at an average price of $23.44 per share for an aggregate purchase price of $550.0 million.

•
Operating Cash Flows: Operating cash flows increased during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to higher operating income and an increase in working capital changes for the nine months ended September 30, 2015.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the third quarter of 2015 decreased by 7 days, or 14%, compared to the same period in 2014, primarily due to improved shipment and invoice linearity.

•
Product book-to-bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the three months ended September 30, 2015 and one for the three months ended September 30, 2014.

•
Deferred Revenue: Total deferred revenue increased by $49.2 million to $1,124.9 million as of September 30, 2015, compared to $1,075.7 million as of December 31, 2014, primarily due to an increase in deferred service revenue of $33.7 million driven by an increase in annual renewals of support agreements, which are billed in advance, as well as product deferred revenue being marginally higher in the current period.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Routing	$604.4	$533.2	$71.2	13%	$1,711.6	$1,700.8	$10.8	1%
Switching	201.4	155.0	46.4	30%	558.1	546.8	11.3	2%
Security	119.6	121.3	(1.7)	(1)%	319.5	367.1	(47.6)	(13)%
Total Product	925.4	809.5	115.9	14%	2,589.2	2,614.7	(25.5)	(1)%
Percentage of net revenues	74.1%	71.9%			73.2%	74.2%

Total Service	323.2	316.4	6.8	2%	949.0	910.8	38.2	4%
Percentage of net revenues	25.9%	28.1%			26.8%	25.8%
Total net revenues	$1,248.6	$1,125.9	$122.7	11%	$3,538.2	$3,525.5	$12.7	—%

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014

Routing

Routing product net revenues increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily as a result of strong growth in our MX and PTX series products. The year-over-year increase in routing net revenues was also due to growth from Telecom in EMEA, continued momentum from Cloud Providers, and strength in Enterprise across all geographies.

Switching

Switching product net revenues increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to data center build-outs from Enterprise and Cloud Providers. Additionally, the increase in switching net revenues can be attributed primarily to growth in our QFX series products.

Security

Security product net revenues decreased slightly during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a continuing decline in revenue from our legacy security products and the divestiture of our Junos Pulse product lines in the fourth quarter of 2014, partially offset by growth in net revenues from our SRX series products.

Service

The increase in service net revenues during the three months ended September 30, 2015, compared to the same period in 2014, was primarily driven by new service contracts, project deliveries, and strong contract renewals. Based on historic trends, we believe that future service net revenues are expected to have a strong correlation with historic product revenues, therefore, if product net revenues decline, this could have an adverse impact on future service revenues.

Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30, 2014

Routing

Routing product net revenues increased slightly during the nine months ended September 30, 2015, compared to the same period in 2014, primarily as a result of higher demand for our MX and PTX series products, partially offset by a decline in our M and T series routing products. The increase in routing product net revenues was due to increased revenues from Cloud Providers and Commercial customers, partially offset by a decline in net revenues from large US Carrier customers and Americas financial service customers.

Switching

Switching product net revenues increased slightly during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to growth in our QFX series products, partially offset by a decline from our EX series products. Switching net revenues increased for Service Provider across all geographies, partially offset by a decline in Enterprise net revenues in both EMEA and APAC.

Security

Security product net revenues decreased during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decline in demand for our Security legacy products, and the divestiture of our Junos Pulse product lines in the fourth quarter of 2014, partially offset by growth in revenue from our SRX series products.

Service

The increase in service net revenues during the nine months ended September 30, 2015, compared to the same period in 2014, was primarily driven by new service contracts, the delivery of certain projects, and strong contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Americas:
United States	$665.6	$621.3	$44.3	7%	$1,869.7	$1,905.7	$(36.0)	(2)%
Other	47.2	57.0	(9.8)	(17)%	167.9	165.1	2.8	2%
Total Americas	712.8	678.3	34.5	5%	2,037.6	2,070.8	(33.2)	(2)%
Percentage of net revenues	57.1%	60.2%			57.6%	58.7%
EMEA	355.0	290.5	64.5	22%	975.1	911.0	64.1	7%
Percentage of net revenues	28.4%	25.8%			27.6%	25.8%
APAC	180.8	157.1	23.7	15%	525.5	543.7	(18.2)	(3)%
Percentage of net revenues	14.5%	14.0%			14.8%	15.4%
Total net revenues	$1,248.6	$1,125.9	$122.7	11%	$3,538.2	$3,525.5	$12.7	—%

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014

Americas

Net revenues in the Americas increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in net revenues from the Enterprise market. The Service Provider market was flat year-over-year as increases from Cloud Providers were offset by declines in Cable and Telecom.

EMEA

Net revenues in EMEA increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in Telecom in the Middle East and Germany as well as strength from the Enterprise market.

APAC

Net revenues in APAC increased during the three months ended September 30, 2015, compared to the same period in 2014, as a result of an increase in net revenues from both the Service Provider and Enterprise market. The year-over-year increase was primarily due to growth from Japan and Southeast Asia.

Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30, 2014

Americas

Net revenues in the Americas decreased during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in net revenues from Service Providers, which was partially offset by an increase in revenues from the Enterprise market. The decline in the Service Provider market was primarily due to a decline in net revenues from Telecom, partially offset by an increase in net revenue from Cloud Providers.

EMEA

Net revenues in EMEA increased during the nine months ended September 30, 2015, compared to the same period in 2014, due to an increase in net revenues from Service Providers, partially offset by a decline in the Enterprise market. The increase in Service Provider net revenues was primarily driven by an increase in net revenues from Telecom customers.

APAC

Net revenues in APAC decreased during the nine months ended September 30, 2015, compared to the same period in 2014, as a result of a decline in net revenues from both the Service Provider and Enterprise markets. We experienced a decline in net revenues in China, as well as a decline in net revenues in Singapore and Korea.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service Provider	$804.3	$741.5	$62.8	8%	$2,356.6	$2,356.0	$0.6	—%
Percentage of net revenues	64.4%	65.9%			66.6%	66.8%
Enterprise	444.3	384.4	59.9	16%	1,181.6	1,169.5	12.1	1%
Percentage of net revenues	35.6%	34.1%			33.4%	33.2%
Total net revenues	$1,248.6	$1,125.9	$122.7	11%	$3,538.2	$3,525.5	$12.7	—%

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014

Service Provider

Net revenues from the Service Provider market increased during the three months ended September 30, 2015, compared to the same period in 2014. We saw an increase in net revenues in EMEA and APAC, which was partially offset by a slight decline in the Americas. The increase in Service Provider net revenues in EMEA and APAC was primarily driven by growth from Telecom and from Cloud Providers. The slight decline in the Americas Service Provider net revenues was primarily due to a decline in demand from Telecom.

Enterprise

Net revenues from the Enterprise market increased during the three months ended September 30, 2015, compared to the same period in 2014, as a result of an increase in net revenues across all three geographies. Overall, we saw net revenue growth in both the data center and campus and branch.

Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30, 2014

Service Provider

Net revenues from the Service Provider market was flat during the nine months ended September 30, 2015, compared to the same period in 2014, due to a strong increase in service provider revenues in EMEA, which was substantially offset by decreases in the Americas and APAC. The increase in EMEA service provider net revenues was due to strength in routing product and service revenues as well as strength from Telecom and Cloud Providers in EMEA. The decrease in Service Provider revenues in the Americas and APAC were largely due to a decline in net revenues from Telecom.

Enterprise

Net revenues from the enterprise market increased slightly during the nine months ended September 30, 2015, compared to the same period in 2014, due to an increase in the Americas as a result of higher routing product and service revenues, partially offset by lower switching and security product net revenues in EMEA and APAC.

Customer

No customer accounted for 10% or more of our net revenues during the three and nine months ended September 30, 2015 and September 30, 2014.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product gross margin	$602.8	$519.5	$83.3	16%	$1,666.1	$1,638.8	$27.3	2%
Percentage of product revenues	65.1%	64.2%			64.3%	62.7%
Service gross margin	194.6	195.3	(0.7)	—%	570.1	544.3	25.8	5%
Percentage of service revenues	60.2%	61.7%			60.1%	59.8%
Total gross margin	$797.4	$714.8	$82.6	12%	$2,236.2	$2,183.1	$53.1	2%
Percentage of net revenues	63.9%	63.5%			63.2%	61.9%

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

Three and Nine Months Ended September 30, 2015 compared with the Three and Nine Months Ended September 30, 2014

Product gross margin

Product gross margin as a percentage of product revenues increased during the three and nine months ended September 30, 2015, compared to the same period in 2014, primarily due to additional cost savings, partially offset by a decrease in product mix and higher than expected pricing pressures.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to higher project delivery costs partially offset by higher revenue.

Service gross margin as a percentage of service net revenues increased during the nine months ended September 30, 2015 as a result of increased growth and strong cost management.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$247.0	$253.2	$(6.2)	(2)%	$747.3	$772.7	$(25.4)	(3)%
Percentage of net revenues	19.8%	22.5%			21.1%	21.9%
Sales and marketing	235.3	249.2	(13.9)	(6)%	687.9	780.6	(92.7)	(12)%
Percentage of net revenues	18.8%	22.1%			19.4%	22.1%
General and administrative	57.1	55.0	2.1	4%	168.6	190.5	(21.9)	(11)%
Percentage of net revenues	4.6%	4.9%			4.8%	5.4%
Restructuring and other (benefits) charges	—	(15.0)	15.0	(100)%	(0.5)	157.2	(157.7)	(100)%
Percentage of net revenues	—%	(1.3)%			—%	4.5%
Total operating expenses	$539.4	$542.4	$(3.0)	(1)%	$1,603.3	$1,901.0	$(297.7)	(16)%
Percentage of net revenues	43.2%	48.2%			45.3%	53.9%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology, or IT, costs are allocated to each department based on usage and headcount.

Three and Nine Months Ended September 30, 2015 compared with the Three and Nine Months Ended September 30, 2014

Research and Development

Research and development expense decreased during the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to a decrease in personnel-related expenses as a result of restructuring actions and divestiture of our Junos Pulse product lines, partially offset by an increase in prototype expense due to an increase in new product launches. The decrease in personnel-related expenses is primarily due to headcount reductions. Research and development headcount decreased by 6% from 3,978 as of September 30, 2014 to 3,725 as of September 30, 2015.

Sales and Marketing

Sales and marketing expense decreased during the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to lower personnel-related expenses and other discretionary expenses due to our cost reduction efforts and creating efficiency in our sales activities. The decrease in personnel-related expenses was primarily due to headcount reductions from an average of 2,510 in fiscal year 2014 to 2,377 in fiscal year 2015, resulting in lower salary and lower commission expense.

General and Administrative

General and administrative expense increased during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in bad debt expense and consulting fees. Personnel expenses and headcount remained relatively stable compared to September 30, 2014.

General and administrative expense decreased during the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of litigation settlement charges incurred during the nine months ended September 30, 2014, in connection with the investigations into possible violations of the U.S. Foreign Corrupt Practices Act. To a lesser extent, the decrease was also due to lower personnel-related expenses as a result of headcount reductions from an average of 499 in fiscal year 2014 to 468 in fiscal year 2015.

Restructuring and Other (Benefits) Charges

In the third quarter of 2014, we recorded a benefit to restructuring of $15.0 million which included a $25.0 million reversal of a previously recorded charge. The 2014 Restructuring Plan, which was implemented in the first quarter of 2014, has been substantially completed as of December 31, 2014. In the third quarter of 2015 we did not record any such benefit or any charges relating to our restructuring plans.

During the nine months ended September 30, 2015, we recorded a restructuring benefit of $0.5 million, primarily related to the finalization of our estimates of severance and facilities costs incurred under the 2014 Restructuring Plan, compared to $157.2 million of restructuring and other charges incurred in the same period in 2014, which included $45.0 million of severance costs, $12.6 million of facility consolidation and closures costs, $84.7 million of impairment charges related to licensed software, $11.8 million of asset write-downs, and $2.3 million of charges related to contract terminations, each in connection with our 2015 Restructuring Plan. The remaining $0.8 million of charges incurred during the nine months ended September 30, 2014 were for the other restructuring plans we initiated in each of the fiscal years from 2011 through 2013, which we refer to as the Other Restructuring Plans.

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

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, which we refer to as awards, which include stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs and performance share awards, or PSAs, as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues - Product	$1.3	$1.3	$—	—%	$4.5	$3.9	$0.6	15%
Cost of revenues - Service	3.2	3.6	(0.4)	(11)%	10.4	10.7	(0.3)	(3)%
Research and development	31.0	37.1	(6.1)	(16)%	94.1	100.8	(6.7)	(7)%
Sales and marketing	13.0	15.9	(2.9)	(18)%	32.2	44.9	(12.7)	(28)%
General and administrative	8.0	7.4	0.6	8%	20.1	25.1	(5.0)	(20)%
Total	$56.5	$65.3	$(8.8)	(13)%	$161.3	$185.4	$(24.1)	(13)%

Share-based compensation expense decreased during the three and nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to a decrease in actual shares vested.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income	$5.7	$2.7	$3.0	111%	$16.3	$6.9	$9.4	136%
Interest expense	(21.6)	(16.9)	(4.7)	28%	(61.9)	(50.2)	(11.7)	23%
Net gain on legal settlement	—	0.8	(0.8)	(100)%	—	196.1	(196.1)	(100)%
Gain (loss) on investments	6.0	(1.9)	7.9	(416)%	6.8	165.1	(158.3)	(96)%
Other	1.5	8.5	(7.0)	(82)%	(2.5)	8.1	(10.6)	(131)%
Total other (expense) income, net	$(8.4)	$(6.8)	$(1.6)	(24)%	$(41.3)	$326.0	$(367.3)	(113)%
Percentage of net revenues	(0.7)%	(0.6)%			(1.2)%	9.2%

Income tax provision	$51.9	$62.0	$(10.1)	(16)%	$155.7	$172.8	$(17.1)	(10)%
Effective tax rate	20.8%	37.4%			26.3%	28.4%

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

During the nine months ended September 30, 2014, we entered into a settlement agreement with Palo Alto Networks, or PAN, resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement of $196.1 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to us of $75.0 million in cash and issued common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in net realized gain. All such PAN securities were sold in the third quarter of 2014, and we recorded an additional $0.8 million gain during the third quarter of 2014.

During the three and nine months ended September 30, 2015, we recorded a gain of $6.0 million primarily related to the sale of our privately-held investments. During the nine months ended September 30, 2014, we recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Income Tax Provision

The effective tax rate for the three and nine months ended September 30, 2015, reflects the recognition of a discrete tax benefit of approximately $13.2 million which relates to a change in the tax treatment of share-based compensation in the cost sharing arrangement. This change was a result of a U.S. Tax Court opinion as discussed in Note 13, Income Taxes. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2014.
The effective tax rate for the three and nine months ended September 30, 2014, differs from the federal statutory rate of 35% primarily due to the recognition of a discrete tax expense of approximately $9.2 million related to the reversal of restructuring charges in the three months ended September 30, 2014 and the tax on income from equity investments offset by the benefit from the Section 199 deduction for U.S production activities and earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2015	December 31, 2014	$ Change	% Change
Working capital	$1,163.2	$1,444.2	$(281.0)	(19)%

Cash and cash equivalents	$1,453.5	$1,639.6	$(186.1)	(11)%
Short-term investments	529.9	332.2	197.7	60%
Long-term investments	1,263.6	1,133.1	130.5	12%
Total cash, cash equivalents, and investments	3,247.0	3,104.9	142.1	5%
Short-term and Long-term debt	1,948.6	1,349.0	599.6	44%
Net cash, cash equivalents, and investments	$1,298.4	$1,755.9	$(457.5)	(26)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $281.0 million during the nine months ended September 30, 2015, primarily due to our stock repurchase activities, reclassification of long-term debt to short-term debt, as well as dividend payments, purchases of capital equipment, and interest paid on debt, partially offset by the issuance of the 2020 Notes and the 2025 Notes in March 2015.

Summary of Cash Flows

As of September 30, 2015, compared to December 31, 2014, our cash and cash equivalents decreased by $186.1 million primarily due to the purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, and dividend payout, partially offset by the issuance of our 2020 and 2025 Notes.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$775.5	$478.5	$297.0	62%
Net cash (used in) provided by investing activities	$(470.0)	$150.8	$(620.8)	(412)%
Net cash used in financing activities	$(476.2)	$(1,291.5)	$815.3	(63)%

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2015 was $775.5 million, compared to $478.5 million for the same period in 2014. The increase is primarily due to higher operating income and an increase in working capital changes for the nine months ended September 30, 2015.

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $470.0 million, compared to net cash provided by investing activities of $150.8 million for the nine months ended September 30, 2014. The decrease in cash flows from investing activities was primarily due to higher sales of available-for-sale securities to partially fund the ASR, as well as higher proceeds from the sale of certain publicly traded securities, partially offset by higher cash payments to purchase available-for-sale investments in the nine months ended September 30, 2014.

Financing Activities

Net cash used in financing activities was $476.2 million for the nine months ended September 30, 2015, compared to $1,291.5 million for the same period in 2014. The net cash used in financing activities in the nine months ended September 30, 2015 decreased primarily due to higher purchases and retirement of our common stock during the nine months ended September 30, 2014 pursuant to the ASR and additional share repurchases subsequent to the completion of the ASR.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of September 30, 2015, there was $625.0 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three and nine months ended September 30, 2015, we repurchased and retired approximately 1.8 million and 42.4 million shares of our common stock, respectively, under the 2014 Stock Repurchase Program at an average price of $28.01 and $24.78 per share, respectively, for an aggregate purchase price of $50.0 million and $1.1 billion, respectively.

During the nine months ended September 30, 2014, we entered into two separate ASRs with two financial institutions to repurchase an aggregate of $1.2 billion of our common stock. During the first quarter of 2014, the we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares, which we refer to as the Initial Shares, of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. On July 23, 2014, the ASR was completed and we received an additional 16.0 million shares from the financial institutions for the remaining $300.0 million for a total repurchase of 49.3 million shares of our common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock. Subsequent to the completion of the ASR, we repurchased and retired approximately 23.5 million shares of our common stock under the 2014 Stock Repurchase Program at an average price of $23.44 per share for an aggregate purchase price of $550.0 million during the three months ended September 30, 2014.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to September 30, 2015.

Dividends

During the nine months ended September 30, 2015, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2015, April 23, 2015, and on July 23, 2015 which were paid on March 24, 2015, June 23, 2015, and on September 22, 2015, respectively, to stockholders of record on March 3, 2015, June 2, 2015, and September 1, 2015, respectively, in the aggregate amount of $118.0 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to September 30, 2015.

Restructuring

As of September 30, 2015, our restructuring liability was $3.5 million related to facility closures which are expected to be paid through March 2018. Our restructuring plans have been substantially completed as of December 31, 2014, and we do not expect to record significant future charges.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2015	December 31, 2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$221.7	$180.3
Distributor inventory and other sell-through items	63.1	103.7
Deferred gross product revenue	284.8	284.0
Deferred cost of product revenue	(43.7)	(58.4)
Deferred product revenue, net	241.1	225.6
Deferred service revenue	883.8	850.1
Total	$1,124.9	$1,075.7

Total deferred revenue increased by $49.2 million to $1,124.9 million as of September 30, 2015, compared to $1,075.7 million as of December 31, 2014, primarily due to an increase in deferred service revenue of $33.7 million driven by an increase in annual renewals of support agreements, which are billed in advance, as well as product deferred revenue being marginally higher in the current period.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 15, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of September 30, 2015, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the nine months ended September 30, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than the obligations listed in the table below: (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt (1)	$300.0	$300.0	$—	$—	$—
2020 Notes (1)	$300.0	$—	$—	$300.0	$—
2025 Notes (1)	$300.0	$—	$—	$—	$300.0
Interest payment on the 2020 Notes and 2025 Notes (1)	$179.1	$23.0	$45.9	$45.5	$64.7
Future minimum lease payment (2)	$118.1	$1.7	$10.9	$26.5	$79.0
________________________________
(1) For further explanation of our debt, see Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.
(2) The future minimum lease payment is related to the data center lease agreement that we entered in to on July 10, 2015. See Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further explanation on the data lease agreement.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of September 30, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of September 30, 2015, we recorded a $15.0 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Report. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2015, we have not made any payments under these arrangements. As of September 30, 2015 and December 31, 2014, we had $16.8 million and $26.2 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $11.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2015.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of September 30, 2015, 89% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Altice’s purchase of Portugal Telecom, Cable & Wireless Communications acquisition of Columbus International, AT&T’s acquisition of DirecTV, and Charter Communications, Inc.'s proposed acquisition of Time Warner Cable, Inc.) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Hewlett-Packard Company, or HP, Huawei Technologies Co., Ltd. and Arista Networks. In the security market, we face intense competition from Cisco and HP, as well as companies such as Check Point Software Technologies Ltd., F5 Networks, Inc., Fortinet, and Palo Alto Networks, Inc. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Oracle acquired Acme Packet, Inc., Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., and HP acquired Aruba Networks, Inc., which further consolidated our market. In addition, Nokia Corporation announced a proposed merger with Alcatel-Lucent and Dell announced a proposed acquisition of EMC, which we anticipate will further consolidate our market upon its consummation. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

We expect our gross margins and operating margins to vary over time, and the level of gross margins achieved by us in recent years may not be sustainable.

We expect our product and service gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, in 2014, we announced our 2014 integrated operating plan and longer term financial objectives intended to reduce our operating expenses as a percentage of revenue and to increase revenues and operating margins. We expect that our margins will, accordingly, vary with our ability to achieve these goals. We can provide no assurance that we will be able to achieve all of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management, or CRM, system and enterprise resource planning, or ERP, system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2016. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and we are now reliant upon dual ERP systems until completion of the conversion. The next major change to our ERP program is now projected for the first quarter of 2016, when we plan to eliminate the dual ERP System. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently announced its proposed acquisition of Broadcom Corporation and Intel Corporation recently announced its proposed acquisition of Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we also store sensitive data in cloud-based services that are hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies and other entities, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, and those of our third-party vendors our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

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

Some of our business processes depend upon our information technology, or IT, systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed earlier in this "Risk Factors" section, beginning in 2012 and continuing into 2016, we have been implementing major changes to our ERP system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

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

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities, or if those products are not made available or strategies are not executed in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continued price pressures and a constantly evolving industry. We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards software-defined networking, or SDN, has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

In the past two years, we have announced a number of new hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 and SRX5800 Series Services Gateways, EX9200 and EX4600 Ethernet Switches, new MX Series Routers (including the vMX 3D Universal Edge Router), NorthStar Controller, Junos Fusion, Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, OCX1100, PTX1000, vSRX Virtual Firewall, Sky Advanced Threat Prevention, Spotlight Secure, Junos Space Security Director, Junos Space Virtual Director and Juniper Networks Contrail Networking. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

For example, the introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. For example, we have developed a disaggregated version of our Junos software and recently introduced our QFX5200 series of switches, which runs our disaggregated Junos software. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the potential that our strategy could erode our gross margins;

•	the impact on our financial results of longer periods of revenue recognition and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with third party products; and

•	the risk that issues with third party technologies used with our disaggregated products will be attributed to us.

If any of our new products or business strategies do not gain market acceptance or meet our expectations for growth, our ability to meet future financial targets may be adversely affected and our competitive position and our business and financial results could be harmed.

We are a party to lawsuits, investigations, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any or all of which could harm our business, results of operations, financial condition or cash flows.

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission, or the SEC, and the U.S. Department of Justice, or the DOJ, are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries. The investigations relate to whether the Company or any third party on behalf of the Company gave money or anything else of value to any government official in violation of the FCPA. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the "conflict minerals” used in our products.

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union, or EU, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse in the future, including an exemption for lead in network infrastructure equipment upon which we and our competitors rely, and which is currently scheduled to expire in July 2016. Revocation of this exemption further changes to this or other laws or passage of new similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU or to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other countries have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as REACH regulations, which regulate handling of certain chemical substances that may be used in our products.

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

For example, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of September 30, 2015, our goodwill was $2,981.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the fourth quarter of 2014, we rationalized our Security product portfolio, including developing a new product roadmap and exiting certain point products, including the divestiture of our Junos Pulse product. These factors decreased our short-term and near-term revenue and profitability forecasts for our Security reporting unit. During our fiscal year 2014 annual goodwill impairment test, the carrying value of our Security reporting unit's goodwill exceeded its implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. On October 5, 2015, the Organisation for Economic Co-operation and Development, an international association of 34 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting (BEPS) Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, if adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market; and

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2014, we acquired WANDL, Inc. and in 2012, we acquired Contrail Systems Inc., or Contrail and Mykonos Software, Inc., or Mykonos. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. As noted in Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements of this Report, on October 2, 2015, the Company and the issuer of the promissory note agreed to modify the original terms of the note to extend the maturity date from April 1, 2016 to December 31, 2018. Since approximately $125.0 million of the transaction consideration is in the form of a non-contingent seller promissory note, there is the risk that we may not receive the amount owed to us, including in the time frame contemplated, by the buyer under the note.

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

In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes. In addition, in March 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024, which we refer to as the 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 9, Debt and Financing, in the Notes to Condensed Consolidated Financial Statements of this Report). As of September 30, 2015, we had $1,948.6 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of September 30, 2015, no amounts were outstanding under the Credit Agreement.

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

In October 2015, we announced a cash dividend of $0.10 per share of common stock payable on December 22, 2015 to stockholders of record as of the close of business on December 1, 2015. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

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

At September 30, 2015, we had $1,453.5 million in cash and cash equivalents and $1,793.5 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended September 30, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2015	0.3	$27.08	0.2	$670.0
August 1 - August 31, 2015	1.6	$28.08	1.6	$625.0
September 1 - September 30, 2015(3)	—	$25.09	—	$625.0
Total	1.9		1.8
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

(2)
Shares were repurchased under our stock repurchase program approved by the Board in February 2014, October 2014, and July 2015, which authorized us to purchase an aggregate of up to $3.9 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

(3)	The month ended September 30, 2015 includes an immaterial number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Amendment, dated August 26, 2015, to Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor*+

10.2	Employment Offer Letter between Juniper Networks, Inc. and Brian Martin *+

10.3	First Amendment to Sublease, dated June 30, 2015, by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.4	First Amendment to Consent to Sublease, dated August 28, 2015, by and between FSP-Sunnyvale Office Park, LLC, Juniper Networks, Inc., and Google Inc.*

10.5
Form of Change of Control Agreement for Certain Officers, approved for use on August 26, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015)+

10.6	Severance Agreement, dated October 16, 2015, between Juniper Networks, Inc. and Brian Martin*+

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 5, 2015	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

November 5, 2015	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Amendment, dated August 26, 2015, to Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor*+

10.2	Employment Offer Letter between Juniper Networks, Inc. and Brian Martin *+

10.3	First Amendment to Sublease, dated June 30, 2015, by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.4	First Amendment to Consent to Sublease, dated August 28, 2015, by and between FSP-Sunnyvale Office Park, LLC, Juniper Networks, Inc., and Google Inc.*

10.5
Form of Change of Control Agreement for Certain Officers, approved for use on August 26, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015)+

10.6	Severance Agreement, dated October 16, 2015, between Juniper Networks, Inc. and Brian Martin*+

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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