Form 10-K
period 2015-12-31
JUNIPER NETWORKS INC
filed 2016-02-19
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,668,000,000 as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2015).
As of February 12, 2016, there were 382,604,514 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2015.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

Our products address high-performance network requirements for global service providers, cloud environments, enterprises, governments, and research and public sector organizations who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer our customers worldwide services, including technical support, professional services, and education and training programs. Together, our high-performance product and service offerings help our customers convert legacy networks providing commoditized services into more valuable assets providing differentiation and value as well as increased performance, reliability, and security to end-users.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

We deliver highly scalable, reliable, secure and cost-effective networks, while transforming the network's agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Enterprise Strategic Verticals.

Maintain and Extend Technology Leadership

We are recognized as a leader in networking innovation, in both software and hardware. Our Junos OS, application-specific integrated circuit, or ASIC, technology, and network-optimized product architecture were key elements to establishing and, we believe, will continue to be key elements to maintaining our technology leadership.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception, we have focused on designing, developing, and building high-performance network infrastructure for the world's most demanding networking environments. We consistently deliver groundbreaking, leading technologies that transform the economics and experience of networking—significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them. We believe that many customers will deploy networking equipment from only a few vendors, and that the scale, performance, reliability, and security of our products will provide us with a competitive advantage, which is critical to being selected as one of those vendors.

Be a Strategic Partner to Our Customers

In developing our solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs. We are committed to investing in research and development, or R&D, at a level that drives our innovation agenda, enabling us to deliver highly differentiated products and outstanding value to our customers.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales; distributors; value-added resellers, or VARs; and original equipment manufacturer, or OEM, partners to end-users in the service provider and enterprise markets. We believe the network needs for service providers, such as Telecom, Cable and Cloud Providers are converging, as are those of National Government, Financial Services, and Enterprise Strategic Verticals, as all of these customers focus on high performance networks and build cloud environments.

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

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include: significant growth in IP traffic on service provider networks because of peer-to-peer interaction; broadband usage; video; an increasing reliance on the network as a mission critical business tool in the strategies of our service provider customers and of their enterprise customers; the advent of data center "clouds" that concentrate business applications in large, IP network connected facilities; Network Functions Virtualization, or NFV, to allow more flexible deployment models; and growth in mobile traffic as a result of the increase in mobile device usage including smartphones, tablets, and connected devices of all kinds.

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

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. High-performance enterprises require IP networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, as well as for distributed and extended enterprises.

Customers

In 2015, 2014 and 2013, no single customer accounted for 10% or more of our net revenues.

Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service-rich platforms at the edge of the network was created.

We have expanded our portfolio to address domains in the network: the core; the edge; access and aggregation; data centers; wide area networks, or WANs; and campus and branch. We have systematically focused on how we innovate in silicon, systems, and software (including our Junos Operating System, virtualized network functions such as firewall, as well as software-defined networks, or SDN, and automation software) to provide a range of solutions in high-performance networking that can solve unique problems for our customers.

We conduct business globally and are managed, operated, and organized by major functional departments that operate on a consolidated basis. As a result, we operate in one reportable segment. Our product portfolio for high-performance networking is focused in three product areas: routing, switching, and security. In each of the past three fiscal years, routing and switching each accounted for more than 10% of our consolidated net revenues. Security products accounted for more than 10% of our consolidated net revenues in fiscal year 2014 and 2013. The following is an overview of our major product families in 2015:

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

•
MX Series: Our MX Series is a family of high-performance, enterprise class and service provider Ethernet routers that functions as a Universal Edge platform capable of supporting business, mobile, and residential services in even the fastest-growing networks and markets. Available in both physical and virtual form factors, powerful routing, switching and security features give the MX Series 3D Universal Edge Routers unmatched flexibility, versatility, and reliability to support advanced services and applications at the edge of the network. The MX platforms utilize our Trio silicon and provide carrier-class performance, scale, and reliability to support large-scale Ethernet deployments. In addition, in 2014, we introduced the vMX, a virtual version of the MX router, which is a true MX Series 3D Universal Edge Router optimized to run as software on x86 servers. We believe that the vMX helps service providers and enterprises quickly and economically address their requirements with carrier-class routing and a DevOps style service-focus to the network.

•
M Series: Our M Series Edge Routers combine IP/multi-protocol label switching, or MPLS, capabilities and can be deployed in small and medium core, multiservice edge, collapsed POP routing, peering, route reflector, and campus or WAN gateway applications. Our M Series provides reliability, stability, security, and a broad array of services. Services include a broad array of VPNs, network-based security, real-time voice and video, bandwidth on demand, rich multicast of premium content, IPv6 services, and granular accounting.

•
PTX Series: Our PTX Series Packet Transport Routers are designed for the Converged Supercore. The system is the first supercore packet system in the industry, and delivers powerful capabilities based on innovative ExpressPlus silicon and a forwarding architecture that is focused on optimizing MPLS and Ethernet. The PTX, now available in three form factors —PTX1000, PTX3000 and PTX5000, delivers several critical core functionalities and capabilities, including market-leading density and scalability, cost optimization, high availability, and network simplification. Our PTX Series products can readily adapt to today's rapidly changing traffic patterns for video, mobility, and cloud-based services.

•
T Series: Our T Series routers provide the features and multi-terabit scale that service providers need to handle massive growth in core bandwidth requirements. Our T Series routers include, among other features, the following: MPLS Differentiated Services (DiffServ-TE), point-to-multipoint label-switched paths (P2MP LSPs), nonstop routing, unified in-service software upgrades (unified ISSUs), and hierarchical MPLS.

•
Cloud CPE Solution: Our Cloud CPE is a fully automated, end-to-end NFV solution that builds on Juniper Networks Contrail Networking to scale across all models for both service provider and enterprise network services. This solution includes Contrail Service Orchestration, a comprehensive management and orchestration platform that delivers and manages virtualized network services such as virtual security, and the NFX250, the first in a planned series of network services platforms that can operate as secure, on-premises devices running multiple virtual network functions, or VNFs, from us and third parties, simultaneously. The NFX250, when used as part of our Cloud CPE solution, eliminates the operational complexities associated with deploying multiple boxes at the customer site.

•
NorthStar Controller: Our wide-area network SDN controller automates the creation of traffic-engineering paths across the network, increasing network utilization and enabling a customized programmable networking experience. With the power of Junos OS; WANDL, Inc., or WANDL, optimization algorithms; and transport abstraction, we believe NorthStar Controller enables efficient design, bringing new levels of control and visibility that help service providers avoid costly over provisioning.

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

•
QFX Series: Our QFX Series of core, spine and top-of-rack data center switches offer a revolutionary approach to switching that delivers dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing networks, and cloud providers. Our QFX family, including the QFabric System (QFabric Nodes, Interconnect and Director) and QFX Series Switches (QFX10002, QFX10008, QFX10016, QFX5100, and QFX5200), combined with innovative fabric and high availability software features in Junos, enables improvements in speed, scale, and efficiency by removing complexity and improving business agility.

•
Disaggregated Version of Junos Software: In order to provide customers with greater choice in data center deployment options, in 2015 we announced the first disaggregated platform, the QFX5200 switch. By disaggregating the software from the hardware, users will have the flexibility to use our data center switch to run third-party applications and tools through a Linux container, on Juniper switches, and run Junos software on third-party switches.

•
OCX1100: Our open networking switch is designed to combine a cloud-optimized Open Compute Project, or OCP, hardware design with the performance and reliability of the proven, carrier-class Junos operating system, to deliver a cost-effective switching solution for customers that require massive-scale cloud deployments.

Security Products

•
SRX Series Services Gateways for the Data Center: Our mid-range, high-end and virtual SRX Series platforms provide high-performance, scalability, and service integration which are ideally suited for medium to large enterprise and service provider data centers, service provider backbones, and large campus environments where scalability, high performance, and concurrent services, are essential. The SRX Series of both physical and virtual dynamic services gateways provides firewall/VPN performance and scalability, and includes the AppSecure suite of next-generation security capabilities that deliver greater visibility, enforcement, control, and protection over the network.

•
Branch SRX, Security Policy and Management: The Branch SRX family, including the new additions SRX300 Series and SRX1500, provide an integrated firewall and next-generation firewall capabilities with industry-leading price and performance. Junos Space Security Director is a network security management product that offers efficient, highly scalable, and comprehensive network security policy management. These solutions enable organizations to securely, reliably, and economically deliver powerful new services and applications to all locations and users with superior service quality. The SRX Series is powered by Junos OS, the same industry-leading operating system platform that keeps the world's largest networks available, manageable, and secure.

•
vSRX Virtual Firewall: Our vSRX Firewall delivers all of the features of our physical firewalls, including AppSecure next-generation firewall functionality, advanced security, and automated lifecycle management capabilities for enterprises and service providers. The vSRX provides scalable, secure protection across private, public, and hybrid clouds.

•
Advanced Malware Protection: Sky Advanced Threat Prevention is a cloud-based service that is designed to use both static and dynamic analysis with machine learning to find unknown threat signatures (zero-day attacks). It is integrated with SRX firewalls and secure routers for automated enforcement against threats, providing advanced anti-malware protection to data center, campus and branch environments.

•
Spotlight Secure Threat Intelligence Platform: Our Spotlight Secure Threat Intelligence Platform is a threat intelligence platform that aggregates threat feeds from multiple sources to deliver open, consolidated, actionable intelligence to SRX Series Services Gateways (firewalls) across the organization for automated enforcement against threats. These sources include our own threat feeds, third-party threat feeds, and threat detection technologies that customers can deploy.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K, or Report, and Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 Part II of this Report, for an analysis of net revenue by product and service.

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

•
Junos Space: Our Junos Space network management platform offers an open, Service-Oriented Architecture-based, or SOA, platform for creating organic and third-party network management applications to drive network innovation. Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Director, Services Activation Director, Security Director, Edge Services Director, Service Now, and Service Insight.

•
Contrail: Our Contrail Networking and Contrail Cloud Platform offer an open-source, standards-based platform for SDN and NFV. This platform enables our customers to address their key problems in the area of network automation, agility, and time-to-service deployment by providing a mechanism to virtualize the network over any physical network and automating the provisioning and management of networking services (such as security and load balancing). Contrail’s differentiation includes a distributed architecture that allows us to build in scale-out, high-availability and in-service upgrade capabilities; a multi-vendor solution familiar to our customers that allows Contrail to seamlessly interoperate with equipment from major networking vendors; an open-source licensing model to provide a true freedom of choice without lock-in, and sophisticated granular analytics for network and infrastructure performance, all fully driven by REST APIs that can be used by customers to work with any provisioning and management system. Operating on top of Contrail Cloud is Contrail Service Orchestration, which provides simplicity and automation with service design application, VNF lifecycle management and service administration and troubleshooting.

Significant Product Development Projects

In 2015, we continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings across routing, switching, and security. In routing, we expanded our ACX Series portfolio with the addition of ACX500 and ACX5000 routers, enabling service providers to handle added capacity and accelerate service orchestration; announced new line cards for the PTX3000 and PTX5000; expanded our Converged Supercore architecture with the addition of the PTX1000, a compact 3Tbps fixed configuration core router; enhanced the MX Series 3D Universal Edge Routing portfolio with new line cards and software features that triple throughput and enable network automation; and introduced the NFX Series, the first in a planned series of network services platforms that can operate as secure, on-premises devices running multiple VFNs - from us and third parties - simultaneously, thereby significantly reducing costs and giving service providers the ability to update network functions without having to purchase new hardware. Additionally, we announced Cloud CPE, a fully automated, end-to-end NFV solution, that builds on the proven ability of Juniper Networks Contrail Networking to scale across all NFV deployment models.

In switching, we announced QFX10000 High Performance Data Center Switches, which are powered by our new Q5 chip, a purpose-built ASIC that we believe enables unprecedented performance, port density, and scale, as well as the new Junos Fusion for data centers to provide industry-leading network scale and automation capabilities for small to Internet-scale cloud networks. We also announced a disaggregated version of our Junos software to provide customers with ultimate choice in data center deployment options. In addition, we announced the QFX5200 line of access switches, the first platform to run the disaggregated Junos software as well as support the emerging 25 and 50 gigabit ethernet, or GbE, standard. Additionally, we highlighted the rapid implementation of MetaFabric architecture and Contrail SDN technologies across leading converged and hyper-converged stack solutions.

Also, Juniper Networks Unite was announced, a new campus architecture that provides simplified and secure network infrastructure solutions required to modernize enterprise campus and branch networks into cloud-enabled service platforms. Additionally, we announced Junos Fusion Enterprise, a new open architecture, based on the 802.1BR industry standard, that when combined with EX Series Ethernet switches, we believe will enable the configuration and management of the entire distributed enterprise network as a single network entity.

Furthermore, we unveiled the QFX5100-AA switch and the QFX-PFA, a new packet flow accelerator module. Collectively, this solution provides a data center switch that consolidates compute resources and customizable logic into the network. For the enterprise, we partnered with Ruckus Wireless to provide high-performance, scalable and open network solutions for both wired and wireless products. Additionally, we announced a new technology alliance with Aerohive to deliver simple, secure and cloud-managed wired and wireless solutions to enterprises.

For security, we announced advanced malware protection with zero-day threat protection from the cloud, redesigned security management, and the latest firewalls for enterprise campus and branch networks, as part of our new Juniper Networks Unite architecture. Our latest security solutions include Juniper Networks Sky Advanced Threat Prevention, Junos Space Security Director, Juniper Networks SRX300 Series Services Gateways and SRX1500, which are designed to provide customers with the sophisticated threat protection, security management, automation and scale needed to defend against threats at any point in the network without hindering network performance.

We also introduced new hardware and software for Juniper Networks SRX5800 Services Gateway. The improvements will increase available Internet Mix, or IMIX, firewall throughput up to two terabits per second, or 2 Tbps. Additionally, an optimization capability called Express Path was introduced to the Juniper Network SRX5000 Series Services Gateways, delivering powerful performance enhancements, to boost throughput and reduce latency. We also announced new application security capabilities with AppSecure 2.0 for our virtual firewall, vSRX, to deliver enhanced protection for cloud and hybrid data centers.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2015, we employed 3,723 people in our worldwide R&D organization.

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

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $994.5 million, $1,006.2 million, and $1,043.2 million in 2015, 2014, and 2013, respectively.

Sales and Marketing

As of December 31, 2015, we employed 2,464 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, systems engineers, marketing teams, channel teams, and an operational infrastructure team are generally distributed between vertical markets. Within each team, sales team members serve the following three geographic regions: (i) Americas (including United States, Canada, Mexico, Caribbean and Central and South America), (ii) EMEA, and (iii) APAC. Within each region, there are regional and country teams, as well as vertical market focused teams, to ensure we operate close to our customers.
Our sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships or channels as described below.

In North America and EMEA, we sell to a select few service providers directly. Otherwise we sell to both service providers and enterprise customers primarily through distributors and resellers.

Direct Sales Structure

The terms and conditions of direct purchasing arrangements are governed either by customer purchase orders and our acknowledgment of those orders or by purchase contracts. The direct contracts with these customers set forth only general terms of sale and generally do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

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

•
VARs and Direct value-added resellers, including our strategic worldwide alliance partners referenced below, that resell our products to end-users around the world. These channel partners either buy our products and services through distributors, or directly from us, and have expertise in designing, selling, and deploying complex networking solutions in their respective markets. Our agreements with these channel partners are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require these channel partners to purchase specified quantities of our products or services. Increasingly, our service provider customers also resell our products or services to their customers or purchase our products or services for the purpose of providing managed or cloud-based services to their customers.

•
Strategic worldwide reseller relationships with established historical Juniper alliances, comprised of NEC Corporation; Dimension Data Holdings, or Dimension Data; International Business Machines, or IBM; Nokia Solutions and Networks O.Y.; and Ericsson Telecom A.B., or Ericsson. These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a non-exclusive and generally global basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

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

As of December 31, 2015, we employed 1,630 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ support engineers, consultants, and educators with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2015, we employed 337 people in worldwide manufacturing and operations who primarily manage relationships with our supply chain, which include our contract manufacturers, original design manufacturers, sub-tier suppliers, warehousing and logistics.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers in the United States, or U.S.; China; Malaysia; Mexico; and Taiwan. As of December 31, 2015, we utilized Celestica Incorporated, Flextronics International Ltd., Accton Technology Corporation, and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and original design manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required for our products to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	We can quickly ramp and deliver products to customers with turnkey manufacturing;

•	We gain economies of scale by leveraging our buying power with our contract manufacturers and original design manufacturers when we manufacture large quantities of products;

•	We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•	We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to agreed-upon specifications. Products are then shipped to our distributors, VARs, or end-users. Generally, we do not own the components. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or obsolete materials charges.

Our contracts with our contract manufacturers and original design manufacturers, merely set forth a framework within which the contract manufacturer and original design manufacturer, as applicable, may accept purchase orders from us. These contracts do not represent long-term commitments.

We also purchase and hold inventory for strategic reasons and to mitigate the risk of shortages of certain critical component supplies. The majority of this inventory is production components. As a result, we may incur additional holding costs and obsolescence charges, particularly resulting from uncertainties in future product demand.

Some of our custom components, such as ASICs, are manufactured primarily by sole or limited sources, each of which is responsible for all aspects of production using our proprietary designs.

By working collaboratively with our suppliers, we endeavor to promote socially responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a supplier code of conduct and promote compliance with such code of conduct to our suppliers. One element of our supplier code of conduct is adoption and compliance with the Electronic Industry Code of Conduct, or the EICC. The EICC outlines standards to promote ethical business practices, eliminate human trafficking, and ensure that working conditions in the electronics industry supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible. Our Corporate Citizenship Report and Supplier Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2015 and December 31, 2014, our total product backlog was approximately $517.4 million and $445.3 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users. Backlog also excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns. Historically, we have experienced stronger customer demand in the fourth quarter and weaker demand in the first quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer agility advantages. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. However, our principal competitors also include Alcatel-Lucent, which merged with Nokia Corporation; Arista Networks, Inc., or Arista; Brocade Communications Systems, Inc., or Brocade; Hewlett Packard Enterprise Co., or HP; and Huawei Technologies Co., Ltd., or Huawei.

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

In addition, there are a number of other competitors in the security space, including Palo Alto Networks, Inc., or Palo Alto Networks; Check Point Software Technologies, Ltd., or Check Point; F5 Networks, Inc., or F5 Networks; Fortinet, Inc., or Fortinet; and HP; among others, who tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line.

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

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local and foreign regulations that have been adopted with respect to the environment, such as the Waste Electrical and Electronic Equipment, or WEEE, Directive; Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS; and Registration, Evaluation, Authorization, and Restriction of Chemicals, or REACH, regulations adopted by the European Union and China. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position. However, see the risk factor entitled "Regulation of industry in general and the telecommunications industry in particular could harm our operating results and future prospects" in the section entitled Risk Factors in Item 1A of Part I of this Report for additional information concerning RoHS compliance.

We are also voluntarily participating in the CDP (formerly the Carbon Disclosure Project) climate and water disclosures and encourage our direct material suppliers representing an aggregate of at least 80% of our consolidated total direct expenditure to do the same. CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors and customers. In fact, in 2015, we achieved a position on CDP’s S&P 500 Climate Disclosure Leadership Index and the S&P 500 Climate Performance Leadership Index. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. We believe we have made significant strides in improving our energy efficiency around the world.

In addition, we are committed to the environment through our efforts to improve the energy efficiency of key elements in our high-performance network product offerings. With the launch of the PTX series, we pioneered, among other ground-breaking achievements, record energy efficiency of 1.5W per Gigabit of throughput. Since then, we have continued to enhance the PTX series, delivering market-leading energy efficiency of 1.2W per Gigabit of throughput in 2014 and, with our announcement in 2015, further improving energy efficiency of 0.5W per Gigabit with the 3Tbps FPC3 linecard. In addition, with our recent announcements for the MX series 3D Universal Edge Routers, we are delivering breakthrough energy efficiency of 0.8W per Gigabit at the network edge, breaking the 1W per Gigabit barrier. The environment will remain a focus area across multiple aspects of our business.

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

As of December 31, 2015, we had 2,480 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

Employees

As of December 31, 2015, we had 9,058 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Rami Rahim	45	Chief Executive Officer and Director
Pradeep Sindhu	63	Chief Technical Officer and Vice Chairman of the Board
Robyn M. Denholm (1)	52	Executive Vice President and Chief Financial and Operations Officer
Jonathan Davidson	42	Executive Vice President and General Manager, Juniper Development and Innovation
Brian Martin	54	Senior Vice President, General Counsel and Secretary
Ken Miller (1)	45	Executive Vice President and Chief Financial Officer
Vince Molinaro	52	Executive Vice President and Chief Customer Officer
Terrance F. Spidell	47	Vice President, Corporate Controller and Chief Accounting Officer

________________________________

(1)
As previously disclosed by the Company, Ms. Denholm is resigning as our Chief Financial and Operations Officer, effective after the filing of this Report. Mr. Miller is as of the filing of this Report our Senior Vice President, Finance, and will become the Company’s Executive Vice President and Chief Financial Officer, effective upon Ms. Denholm’s resignation.

RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper, and a member of the Board of Directors, in November 2014. From March 2014, until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation, or JDI. His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President and General Manager of Platform Systems Division for routing and switching, Senior Vice President of the Edge and Aggregation Business Unit, or EABU, and Vice President and General Manager of EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a Bachelor of Science degree in Electrical Engineering from the University of Toronto and a Master of Science degree in Electrical Engineering from Stanford University.
PRADEEP SINDHU founded Juniper in February 1996 and served as Chief Executive Officer and Chairman of the Board until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board and Chief Technical Officer of Juniper. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab at Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu served as a member of the board of directors of Infinera Corporation, a provider of optical networking equipment, from September 2001 to May 2008. Dr. Sindhu holds a Bachelor of Technology degree in Electrical Engineering from the Indian Institute of Technology, a Master of Science degree in Electrical Engineering from the University of Hawaii, and a Masters and PhD in Computer Science from Carnegie-Mellon University.

ROBYN M. DENHOLM joined Juniper in August 2007 as Executive Vice President and Chief Financial Officer. In July 2013, Ms. Denholm was promoted to Executive Vice President and Chief Financial and Operations Officer. Prior to joining Juniper, Ms. Denholm was at Sun Microsystems, Inc., or Sun, a provider of network computing infrastructure solutions, from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a bachelor's degree in Economics from the University of Sydney and a master's degree in Commerce from the University of New South Wales. In addition, since August 2014, Ms. Denholm has served as a member of the board of directors of Tesla Motors, Inc.

JONATHAN DAVIDSON joined Juniper in March 2010 and became Executive Vice President and General Manager of JDI in January 2015. From July 2014 until he became Executive Vice President and General Manager of JDI, Mr. Davidson served as Senior Vice President and General Manager for Juniper Networks Security, Switching and Solutions Business Unit. Previously, Mr. Davidson was Juniper’s Senior Vice President and General Manager of the Campus and Data Center Business Unit and Vice President, Product Line Management, where he was responsible for Edge Routing and Aggregation Business product management and strategy. Prior to joining Juniper, Mr. Davidson had a 15-year career at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, where he served as Director of Product Management and led the enterprise routing product management team and service provider Layer 4 through Layer 7 services team.

BRIAN MARTIN joined Juniper in October 2015 as Senior Vice President, General Counsel and Secretary. From April 2007 to September 2015, Mr. Martin served as Executive Vice President, General Counsel and Corporate Secretary of KLA-Tencor Corporation, or KLA-Tencor, a provider of process control and yield management solutions. Prior to joining KLA-Tencor, Mr. Martin spent ten years in senior legal positions at Sun, most recently as Vice President, Corporate Law Group, responsible for legal requirements associated with Sun’s corporate securities, mergers, acquisitions and alliances, corporate governance and Sarbanes-Oxley compliance, and litigation management. Prior to joining Sun, Mr. Martin was in private practice where he had extensive experience in antitrust and intellectual property litigation. Mr. Martin holds a bachelor’s degree in economics from the University of Rochester and a J.D. from the State University of New York at Buffalo Law School.

KEN MILLER joined Juniper in June 1999 and has served the Company in a number of roles. Effective upon Ms. Denholm’s resignation, he will serve as our Executive Vice President and Chief Financial Officer. Since April 2014 Mr. Miller has been serving as our Senior Vice President, Finance, where he has been responsible for the finance organization across the Company, as well as our treasury, tax and global business services functions. Previously, Mr. Miller has served as our Vice President, Go-To-Market Finance; Vice President, Platform Systems Division; Vice President, SLT Business Group Controller and in other positions in the Finance and Accounting organizations. Mr. Miller holds a Bachelor of Science degree in accounting from Santa Clara University.

VINCE MOLINARO joined Juniper in 2009 as Senior Vice President of Sales, and served as Executive Vice President, Sales, Services and Support from July 2013 to February 2014, and currently serves as our Executive Vice President and Chief Customer Officer. Prior to joining Juniper, Mr. Molinaro held senior leadership positions at a number of technology companies including Bell Laboratories, Inc., Lucent Technologies, Inc. (prior to its acquisition by Alcatel Inc.), Alcatel-Lucent USA Inc. and Internap Network Services Corporation. He has extensive domestic and international experience having lived and managed large organizations throughout Europe and the U.S. Mr. Molinaro holds a Bachelor of Science degree in Biomedical Engineering from Boston University and a Master of Science degree in Electrical Engineering from University of Bridgeport.

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

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission, or the SEC, electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting our Investor Relations Department at our corporate offices by calling 1-408-745-2000, or by sending an e-mail message to investorrelations@juniper.net. Such reports and other information are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Investors and others should note that the Company announces material financial and operational information to our investors using our Investor Relations website (http://investor.juniper.net), press releases, SEC filings and public conference calls and webcasts. The Company also intends to use the Twitter accounts @JuniperNetworks and @Juniper_IR and the Company’s blogs as a means of disclosing information about the Company and for complying with its disclosure obligations under Regulation FD. The social media channels that the Company intends to use as a means of disclosing information described above may be updated from time to time as listed on the Company’s Investor Relations website.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Altice’s purchase of Portugal Telecom, Liberty Global's proposed acquisition of Cable & Wireless Communications, AT&T’s acquisition of DirecTV, and Charter Communications, Inc.'s proposed acquisition of Time Warner Cable, Inc.) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Arista, Brocade, HP, and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, F5 Networks, Fortinet, and HP. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Nokia Corporation merged with Alcatel-Lucent, HP acquired Aruba Networks, and Cisco acquired OpenDNS and Sourcefire, Inc., which further consolidated our market. In addition, Dell announced a proposed acquisition of EMC, which we anticipate will further consolidate our market upon its consummation. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors sell networking products as bundled solutions with other IT products, such as computer and storage systems. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

We expect our gross margins and operating margins to vary over time, and the level of gross margins achieved by us in recent years may not be sustainable.

We expect our product and service gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, we will continue to remain diligent in our long-term financial objective to increase revenue and operating margins and manage our operating expenses as a percentage of revenue. We expect that our margins will vary with our ability to achieve these goals. We can provide no assurance that we will be able to achieve all of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management, or CRM, system and enterprise resource planning, or ERP, system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2016. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and were reliant upon dual ERP systems until January 2016 when we moved to a single ERP System. In connection with the transfer to our new ERP system, we scheduled a shutdown of certain of our legacy ERP systems, which may impact our DSO and/or our cash collections in the first quarter of 2016. We are still early in the process of operating under our new ERP system and may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

The timing of product orders and/or our reliance on revenue from sales of software or subscription and support and maintenance services may cause us to recognize revenue in a different period than the one in which a transaction takes place. This may make it difficult for investors to observe quarterly trends and may cause significant variations in our operating results and operating margin on a quarterly basis.

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

In addition, services revenue accounts for a significant portion of our revenue, comprising 27%, 26%, and 25% of total revenue in fiscal year 2015, 2014, and 2013, respectively. Sales of new or renewal support and maintenance contracts may decline and/or fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. We recognize support and maintenance revenue periodically over the term of the relevant service period.

The introduction of new software products is part of our intended strategy to expand our software business, and software revenues may be recognized periodically over the term of the relevant use period or subscription period. As a result, much of the software, subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from software, subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our software, subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our software or services revenue through additional software or services sales in any period, as revenue from new and renewal software, subscription and support and maintenance contracts must be recognized over the applicable service period.

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

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently acquired Broadcom Corporation and Intel Corporation recently acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, Nokia Solutions and Networks O.Y., Dimension Data and NEC Corporation. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. In addition, Nokia Corporation merged with Alcatel-Lucent, a competitor of ours, and Cisco recently announced a partnership with Ericsson, which is one of our existing partners. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we also store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes including us, are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error, malfeasance or other disruptions. If any breach compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

For example, in December 2015, we disclosed that we identified unauthorized code in our ScreenOS security system that could allow a knowledgeable attacker to gain administrative access to NetScreen devices and to decrypt VPN connections. Following the identification of the ScreenOS vulnerabilities, we launched an investigation into the matter, developed patched releases for the latest versions of ScreenOS and notified customers, all of which required significant time and attention from management and our employees. We also announced that we are making additional changes to ScreenOS in response to our additional analysis and the investigation is ongoing. At this time, we do not have an estimate of third party costs related to the ScreenOS matter that could result from any third party claims brought against us, including, for example, indemnification for damages our customers may incur or actions instituted by governmental or regulatory entities that could result in fines or other penalties. Costs related to the ScreenOS matter, including the costs to resolve third party claims, costs relating to the investigation and the time and resources required to develop patched releases and further modify the products, may be material.

As a result of the ScreenOS matter, or any other actual or perceived breach of network security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products and our overall reputation could be harmed. Because the techniques used by attackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. This could impede our sales, manufacturing, distribution or other critical functions, which could have an adverse impact on our financial results. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities, including the ScreenOS matter, could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the attacker, which are often difficult to pinpoint. Additionally, we could be subject to regulatory investigations, potential fines and litigation in connection with a security breach or related issue and be liable to third parties for these types of breaches.

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

Some of our business processes depend upon our information technology, or IT, systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed earlier in this Risk Factors section, beginning in 2012 and continuing into 2016, we have been implementing major changes to our ERP system. Any failure of the new system or interruptions during the implementation process may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

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

Telecommunications, cable and cloud service provider companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications, cable and cloud service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. For example, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

In the past two years, we have announced a number of new hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 and SRX5800 Series Services Gateways, EX9200 and EX4600 Ethernet Switches, new MX Series line cards and routers (including the vMX 3D Universal Edge Router), new PTX Series line cards (powered by our ExpressPlus custom silicon), NorthStar Controller, Junos Fusion, Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, OCX1100, PTX1000, vSRX Virtual Firewall, Sky Advanced Threat Prevention, Spotlight Secure, Junos Space Security Director, Junos Space Virtual Director, Juniper Networks Contrail Networking and Cloud CPE solution and NFX250 network services platform. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

The introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would be able to purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. For example, we have developed a disaggregated version of our Junos software and recently introduced our QFX5200 series of switches, which runs our disaggregated Junos software. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the potential that our strategy could erode our gross margins;

•	the impact on our financial results of longer periods of revenue recognition and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third party products; and

•	the risk that issues with third party technologies used with our disaggregated products will be attributed to us.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements applicable to public companies regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the "conflict minerals" used in our products.

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union, or EU, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse in the future, including an exemption for lead in network infrastructure equipment upon which we and our competitors rely, and which is currently scheduled to expire in July 2016. The lapse of this exemption, further changes to this or other laws, or passage of similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU and to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other countries have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life. Finally, the EU REACH regulations regulate the handling of certain chemical substances that may be used in our products.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations, which are being challenged in court, might impact service provider and cloud provider business models and, as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

The adoption and implementation of additional regulations could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner, require us to spend significant time and expense to comply, and subject us to fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services.

For example, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling procedures and contractual arrangements to ensure our transfer and receipt of EEA residents’ personal data remains legitimized under applicable European law. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions, significant penalties or other legal action against us or our customers or suppliers, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of December 31, 2015, our goodwill was $2,981.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the past, we recorded a goodwill impairment charge of $850.0 million due to the underperformance of our Security reporting unit and product rationalizations.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; or changes in tax laws, regulations, accounting principles, or interpretations thereof. On October 5, 2015, the Organisation for Economic Co-operation and Development, or OECD, an international association of 34 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting, or BEPS, Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, if adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.

We provide demand forecasts to our contract manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in certain prior quarters, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we have in certain prior quarters with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or delay or interrupt manufacturing of our products resulting in delays in shipments and deferral or loss of revenues and negatively impacting customer satisfaction.

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

The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the British Pound, Euro, Indian Rupee, and Japanese Yen related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States in which we sell in U.S. Dollars. This could negatively affect our ability to meet our customers' pricing expectations in those markets and may result in erosion of gross margin and market share. A weakened U.S. Dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in January 2016, we entered into a definitive agreement to acquire BTI Systems Inc.; in 2014, we acquired WANDL, Inc.; and in 2012, we acquired Contrail Systems Inc. and Mykonos Software, Inc. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Approximately $125 million of the transaction consideration we received from the divestiture of our Junos Pulse product portfolio is in the form of a non-contingent seller promissory note and we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, by the buyer under the note.

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. On October 2, 2015, the Company and the issuer of the promissory note agreed to modify the original terms of the note to extend the maturity date from April 1, 2016 to December 31, 2018. Since approximately $125.0 million of the transaction consideration is in the form of a non-contingent seller promissory note, there is the risk that we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, by the buyer under the note. In the event that the promissory note is not repaid on the terms we contemplate, any collection or restructuring efforts we undertake may be costly and require significant time and attention from our management.

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

Our products are highly technical and if they contain undetected defects, errors or malware or do not meet customer quality expectations, our business could be adversely affected, and we may be subject to additional costs or lawsuits or be required to pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, malware, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. For example, in December 2015, we disclosed that we identified unauthorized code in ScreenOS that could allow a knowledgeable attacker to gain administrative access to NetScreen devices and to decrypt VPN connections.

Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in monetary penalties, loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. Following the identification of the ScreenOS vulnerabilities, we launched an investigation into the matter, developed patched releases for the latest versions of ScreenOS and notified customers, all of which required significant time and attention from management and our employees. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty or indemnification. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed. Moreover, if our products fail to satisfy our customers' quality expectations for whatever reason, the perception of and the demand for our products could be adversely affected.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

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

We are required to evaluate the effectiveness of our internal control over financial reporting and publicly disclose material weaknesses in our controls. Any adverse results from such evaluation may adversely affect investor perception, our stock price and cause us to incur additional expense.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented. We have an ongoing program to implement and test the system and process controls necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

We may be unable to generate the cash flow to satisfy our expenses, make anticipated capital expenditures or service our debt obligations, including the Senior Notes and the Revolving Credit Facility.

In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes. In addition, in March 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024, which we refer to as the 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 10, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of December 31, 2015, we had $1,948.7 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of December 31, 2015, no amounts were outstanding under the Credit Agreement.

We may not be able to generate sufficient cash flow to enable us to satisfy our expenses, make anticipated capital expenditures or service our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon). Our ability to pay our expenses, satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for at least the next twelve months to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon). However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes), repatriate off-shore cash to the U.S. at unfavorable tax rates or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

In January 2016, we announced a cash dividend of $0.10 per share of common stock payable on March 22, 2016 to stockholders of record as of the close of business on March 1, 2016. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

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

At December 31, 2015, we had $1,420.9 million in cash and cash equivalents and $1,771.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

In addition to our leased offices in Sunnyvale, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. As of December 31, 2015, we leased approximately 1.9 million square feet worldwide, with approximately 42 percent in North America. The respective leases expire at various times through October 31, 2024. In addition, in July 2015, we entered into a data center lease agreement which commenced in January 2016 and expires in March 2026 for approximately 63,000 square feet of space in the State of Washington. Each leased facility is subject to an individual lease or sublease, which could provide various options to renew/terminate the agreement or to expand/contract the leased space. We believe that our current offices are in good condition and appropriately support our business needs.

For additional information regarding obligations under our operating leases, see Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. For additional information regarding properties by geographic region, see Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
The principal market in which our common stock is traded is the New York Stock Exchange, or NYSE, under the symbol JNPR. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE.

	2015		2014
	High	Low	High	Low
First quarter	$24.60	$21.24	$28.75	$22.28
Second quarter	$28.26	$22.21	$26.88	$23.81
Third quarter	$29.13	$24.74	$25.19	$21.90
Fourth quarter	$32.39	$25.48	$23.10	$18.41

Stockholders
As of February 12, 2016, there were 900 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We paid quarterly cash dividends in the fiscal year of 2015 and in the third and fourth quarters of 2014 of $0.10 per share totaling $156.3 million and $86.0 million, respectively. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations. As indicated in 2014, we intend to pay quarterly cash dividends, subject to declaration by our Board of Directors, through the end of 2016. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, or Report, for our dividend declaration subsequent to December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended December 31, 2015 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2015	0.2	$31.02	0.2	$620.0
November 1 - November 30, 2015	2.9	$30.49	2.9	$532.5
December 1 - December 31, 2015	0.1	$29.67	—	$532.5
Total	3.2	$30.50	3.1
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with minimum tax withholdings was not significant during the three months ended December 31, 2015.

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

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2010, in each of Juniper Networks' common stock (with the reinvestment of all dividends), the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index (“IXTC”). The graph shall not be deemed to be incorporated by reference into other U.S. Securities and Exchange Commission, or SEC, filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

$200
$175
$150
$125
$100
$75
$50
$25
$0
2010
2011
2012
2013
2014
2015
Juniper Networks, Inc.("JNPR")
S&P 500
IXTC

	As of December 31,
	2010	2011	2012	2013	2014	2015
JNPR	$100.00	$55.28	$53.28	$61.13	$60.99	$76.55
S&P 500	$100.00	$102.11	$118.44	$156.78	$178.22	$180.67
IXTC	$100.00	$88.82	$93.69	$119.26	$132.98	$125.93

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the notes thereto in Item 8, Financial Statements and Supplementary Data, of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2015, see Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
	(In millions, except per share amounts)
Net revenues	$4,857.8	$4,627.1	$4,669.1	$4,365.4	$4,448.7
Cost of revenues	1,779.2	1,768.9	1,727.7	1,656.6	1,580.1
Gross margin	3,078.6	2,858.2	2,941.4	2,708.8	2,868.6
Operating expenses	2,166.6	3,277.9	2,375.5	2,400.7	2,250.1
Operating income (loss)	912.0	(419.7)	565.9	308.1	618.5
Other (expense) income, net	(59.8)	333.4	(40.4)	(16.6)	(46.8)
Income (loss) before income taxes and noncontrolling interest	852.2	(86.3)	525.5	291.5	571.7
Income tax provision	218.5	248.0	85.7	105.0	146.7
Consolidated net income (loss)	633.7	(334.3)	439.8	186.5	425.0
Adjust for net loss (income) attributable to noncontrolling interest	—	—	—	—	0.1
Net income (loss) attributable to Juniper Networks	$633.7	$(334.3)	$439.8	$186.5	$425.1
Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$1.62	$(0.73)	$0.88	$0.36	$0.80
Diluted	$1.59	$(0.73)	$0.86	$0.35	$0.79
Shares used in computing net income per share:
Basic	390.6	457.4	501.8	520.9	529.8
Diluted	399.4	457.4	510.3	526.2	541.4
Cash dividends declared per common stock	$0.40	$0.20	$—	$—	$—

________________________________

(a)
Includes the following significant pre-tax items: Interest expense on short-term and long-term debt of $79.8 million, net of $2.2 million capitalized, related to the Company's outstanding long-term debt in other expense, net and a net gain on privately-held investments of $7.3 million. In addition, includes approximately $13.2 million net benefit of cumulative adjustment related to the change in treatment of share-based compensation as a result of the U.S. Tax Court decision in Altera Corporation et al., or Altera, v. Commissioner. See Note 14, Income Taxes, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for further information.

(b)
Includes the following significant pre-tax items: Impairment of goodwill of $850.0 million, restructuring and other charges of $208.5 million, gain on the sale of equity investments of $163.0 million, gain, net of legal fees in connection with the litigation settlement with Palo Alto Networks, Inc., or Palo Alto Networks, of $196.1 million, gain on sale of Junos Pulse of $19.6 million, and interest expense on debt (net of amounts capitalized) of $57.5 million. Income tax has been provided on the pre-tax loss primarily due to the non-deductible goodwill charge. In addition, includes $52.8 million of significant tax items related to the gain on the sale of Junos Pulse offset by the release of the Company’s valuation allowance attributable to investment losses.

(c)
Includes the following significant pre-tax items: restructuring and other charges of $47.5 million, interest expense on debt (net of amounts capitalized) of $45.2 million, and an increase in depreciation expense within research and development, or R&D, of $28.3 million related to a change in estimate of the useful lives of certain computers and equipment. In addition, includes $64.2 million of significant tax items for a multi-year claim related to the U.S. production activities deduction, a tax settlement with the Internal Revenue Service, or IRS, and the reinstatement of the U.S. federal R&D tax credit on January 2, 2013 retroactive to January 1, 2012.

(d)
Includes the following significant pre-tax items: restructuring and other charges of $99.7 million, interest expense on debt (net of amounts capitalized) of $40.0 million, and a net gain on privately-held investments of $25.5 million.

(e)	Includes the following significant pre-tax items: restructuring and other charges of $30.6 million and interest expense on debt (net of amounts capitalized) of $37.7 million.

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions)
Cash, cash equivalents, and investments	$3,192.2	$3,104.9	$4,097.8	$3,837.4	$4,292.4
Working capital(a)	1,110.5	1,297.2	2,182.7	2,006.1	2,818.7
Goodwill	2,981.3	2,981.5	4,057.7	4,057.8	3,928.1
Total assets(a)	8,619.2	8,281.4	10,272.7	9,793.8	9,945.5
Short-term and Long-term debt	1,948.7	1,349.0	999.3	999.2	999.0
Total long-term liabilities(a) (excluding long-term debt)	594.1	499.9	529.8	373.1	390.1
Total Juniper Networks stockholders' equity	$4,574.4	$4,919.1	$7,302.2	$6,999.0	$7,089.2
________________________________

(a)
Fiscal year 2015 includes the effects of the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on our Consolidated Balance Sheets. Certain amounts in the prior years were retrospectively adjusted to conform to the current-year presentation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Consolidated Financial Statements and the related notes in Item 8 of Part II of this Report.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Enterprise Strategic Verticals. We believe that product and solution differentiation, with a relentless customer focus, will enable us to achieve our goal of growing our revenue faster than the market.

Our products are sold in three geographic regions: Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific, or APAC. Our high-performance routing, switching, and security networking products and service offerings are sold to Service Provider and Enterprise markets. We believe that our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

Our fiscal 2015 results showed improvement, with year-over-year net revenue increases across all verticals and geographies, and solid growth in our routing, switching and high-end SRX platforms and security software products. As anticipated, in the second half of 2015, U.S. Telecom, showed an improvement in net revenues compared to the first half of 2015, as well as the second half of 2014. Of our top ten customers for fiscal 2015, five were Telecom customers, three of which were outside of the U.S., and five were Cloud and Cable Providers. We expect the overall revenue environment to be challenging in the near-term, as market dynamics may impact demand from some of our customers. We also anticipate the exchange rate of the U.S. dollar to other currencies to remain strong. Further, we believe our product gross margins may continue to vary in the future due to competitive pricing pressures, which may be offset by additional operational efficiencies.

Nevertheless, we are focused on executing our strategy, which is focused on designing, developing and selling products and services for high-performance networks. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline, targeted growth initiatives, as well as partnerships and tuck-in acquisitions that complement our R&D strategy. For example, in January 2016, we announced our intent to acquire optical equipment provider BTI Systems, which we believe will allow us to accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and our Connectivity Services Director, as well as NorthStar Controller. We believe that, together, these products provide a unified management interface for multi-layer provisioning of end-to-end services across IP and optical networks.

Further, our intent is to lead in the area of software solutions that simplify the operation of networks, and to allow our customers across our key verticals to deliver real value over those networks. We anticipate that our increased focus on software business models will result in an increase in software revenue as a percentage of total revenue over time.

In 2015, we continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings across routing, switching, and security. In routing, we expanded our ACX Series portfolio with the addition of ACX500 and ACX5000 routers, enabling service providers to handle added capacity and accelerate service orchestration; announced new line cards for the PTX3000 and PTX5000; expanded our Converged Supercore architecture with the addition of the PTX1000, a compact 3Tbps fixed configuration core router; enhanced the MX Series 3D Universal Edge Routing portfolio with new line cards and software features that triple throughput and enable network automation; and introduced the NFX Series, the first in a planned series of network services platforms that can operate as secure, on-premises devices running multiple virtual network functions, or VFNs, - from us and third parties - simultaneously, thereby significantly reducing costs and giving service providers the ability to update network functions without having to purchase new hardware. Additionally, we announced Cloud CPE, a fully automated, end-to-end network functions virtualization, or NFV, solution, that builds on the proven ability of Juniper Networks Contrail Networking to scale across all NFV deployment models.

In switching, we announced QFX10000 High Performance Data Center Switches, which are powered by our new Q5 chip, a purpose-built ASIC that we believe enables unprecedented performance, port density, and scale, as well as the new Junos Fusion for data centers to provide industry-leading network scale and automation capabilities for small to Internet-scale cloud networks. We also announced a disaggregated version of our Junos software to provide customers with ultimate choice in data center deployment options. In addition, we announced the QFX5200 line of access switches, the first platform to run the disaggregated Junos software as well as support the emerging 25 and 50 gigabit ethernet, or GbE, standard. Additionally, we highlighted the rapid implementation of MetaFabric architecture and Contrail SDN technologies across leading converged and hyper-converged stack solutions.

Also, Juniper Networks Unite was announced, a new campus architecture that provides simplified and secure network infrastructure solutions required to modernize enterprise campus and branch networks into cloud-enabled service platforms. Additionally, we announced Junos Fusion Enterprise, a new open architecture, based on the 802.1BR industry standard, that when combined with EX Series Ethernet switches, we believe will enable the configuration and management of the entire distributed enterprise network as a single network entity.

Furthermore, we unveiled the QFX5100-AA switch and the QFX-PFA, a new packet flow accelerator module. Collectively, this solution provides a data center switch that consolidates compute resources and customizable logic into the network. For the enterprise, we partnered with Ruckus Wireless to provide high-performance, scalable and open network solutions for both wired and wireless products. Additionally, we announced a new technology alliance with Aerohive to deliver simple, secure and cloud-managed wired and wireless solutions to enterprises.

For security, we announced advanced malware protection with zero-day threat protection from the cloud, redesigned security management, and the latest firewalls for enterprise campus and branch networks, as part of our new Juniper Networks Unite architecture. Our latest security solutions include Juniper Networks Sky Advanced Threat Prevention, Junos Space Security Director, Juniper Networks SRX300 Series Services Gateways and SRX1500, which are designed to provide customers with the sophisticated threat protection, security management, automation and scale needed to defend against threats at any point in the network without hindering network performance.

We also introduced new hardware and software for Juniper Networks SRX5800 Services Gateway. The improvements will increase available Internet Mix, or IMIX, firewall throughput up to two terabits per second, or 2 Tbps. Additionally, an optimization capability called Express Path was introduced to the Juniper Network SRX5000 Series Services Gateways, delivering powerful performance enhancements, to boost throughput and reduce latency. We also announced new application security capabilities with AppSecure 2.0 for our virtual firewall, vSRX, to deliver enhanced protection for cloud and hybrid data centers.

In addition to our new product announcements, we continued to deliver on our previously announced capital return program. For fiscal year 2015, we repurchased $1,142.5 million of shares of our common stock and paid four quarterly cash dividends of $0.10 per share for an aggregate amount of $156.3 million. Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $3.6 billion of capital to shareholders against our commitment to return $4.1 billion by the end of 2016. Given that we have almost completed our $4.1 billion dollar capital return commitment, going forward, we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

In 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, or 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, or 2025 Notes, and intend to refinance, subject to market and other business conditions, $300 million of our previously issued debt maturing in March 2016.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2015, 2014, and 2013 (in millions, except per share amounts, percentages, days sales outstanding, or DSO, and book-to-bill):

	As of and for the Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Net revenues	$4,857.8	$4,627.1	$4,669.1	$230.7	5%	$(42.0)	(1)%

Gross Margin	$3,078.6	$2,858.2	$2,941.4	$220.4	8%	$(83.2)	(3)%
Percentage of net revenues	63.4%	61.8%	63.0%

Operating income (loss)	$912.0	$(419.7)	$565.9	$1,331.7	(317)%	$(985.6)	(174)%
Percentage of net revenues	18.8%	(9.1)%	12.1%
Net income (loss)	$633.7	$(334.3)	$439.8	$968.0	(290)%	$(774.1)	(176)%
Percentage of net revenues	13.0%	(7.2)%	9.4%
Net income (loss) per share
Basic	$1.62	$(0.73)	$0.88	$2.35	(322)%	$(1.61)	(183)%
Diluted	$1.59	$(0.73)	$0.86	$2.32	(318)%	$(1.59)	(185)%
Cash dividends declared per common stock	$0.40	$0.20	$—	$0.20	100%	$0.20	—%
Stock repurchase plan activity	$1,142.5	$2,250.0	$570.6	$(1,107.5)	(49)%	$1,679.4	294%

Operating cash flows	$892.5	$763.4	$845.9	$129.1	17%	$(82.5)	(10)%
DSO (*)	53	49	41	4	8%	8	20%
Book-to-bill (*)	>1	>1	>1

Deferred revenue	$1,168.1	$1,075.7	$1,069.3	$92.4	9%	$6.4	1%

________________________________

(*)	DSO and book-to-bill are for the fourth quarter ended December 31, 2015, 2014, and 2013.

•
Net Revenues: During 2015, net revenues increased, compared to 2014, as a result of increases across all verticals and geographies, primarily due to an increase in Service Providers net revenues across all three geographies, as well as an increase in Enterprise net revenues in the Americas. The year-over-year increase in net revenues was also a result of a strong increase in net revenues from our routing products, partially offset by a decrease in net revenues from Screen OS products and divestiture of Pulse Secure products in the third quarter of 2014.

During 2014, net revenues were slightly down, compared to 2013, as a result of a decline in net revenues from U.S. carriers, partially offset by growing demand from cloud providers in the Americas, as well as improving demand among service provider in EMEA. The year-over-year decline in our net revenues was primarily due to a decrease in net revenues from our routing and security products, partially offset by an increase in our switching products revenue and service revenue.

•
Gross Margin: Our gross margin as a percentage of net revenues increased during 2015, compared to 2014, as a result of higher restructuring and other (benefit) charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014, or the 2014 Restructuring Plan, as well as a steady increase in net revenues compared to 2014.

Our gross margin as a percentage of net revenues decreased during 2014, compared to 2013, as a result of higher inventory charges driven by product rationalizations in connection with our 2014 Restructuring Plan and charges related to an industry-wide memory product quality defect for a component from a third party supplier.

•
Operating Income (Loss): During 2015, compared to 2014, we experienced an increase in operating income (loss) as percentage of net revenues, as a result of higher net revenues and effective management of our cost structure. Additionally, operating loss in 2014 included $850.0 million goodwill impairment charge and restructuring charges of $207.7 million in connection with our 2014 Restructuring Plan.

During 2014, compared to 2013, we experienced a decline in operating income (loss) as a percentage of net revenues, primarily due to an $850.0 million goodwill impairment charge related to the Security reporting unit recorded in the fourth quarter of 2014, restructuring and other charges of $207.7 million, related to severance, facility consolidations and closures, asset write-offs, and contract terminations in connection with our 2014 Restructuring Plan, as well as a component remediation charge of $20.7 million relating to the memory product quality defect.

•
Cash Dividends Declared per Common Stock: During 2015, we declared four quarterly cash dividends of $0.10 per share, payable on March 24, 2015, June 23, 2015, September 22, 2015, and on December 22, 2015, to stockholders of record as of the close of business on March 3, 2015, June 2, 2015, September 1, 2015 and on December 1, 2015, respectively, in the aggregate amount of $156.3 million.

During 2014, we declared two quarterly cash dividends of $0.10 per share, payable on September 23, 2014 and on December 23, 2014 to stockholders of record as of the close of business on September 2, 2014 and December 2, 2014, respectively, in the aggregate amount of $86.0 million. We had not previously paid cash dividends.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 45.4 million shares of our common stock in the open market at an average price of $25.16 per share for an aggregate purchase of $1,142.5 million during 2015.

During 2014, we repurchased approximately 96.1 million shares of our common stock in the open market at an average price of $23.41 per share for an aggregate purchase of $2,250.0 million.

•	Operating Cash Flows: Cash flow from operations increased by $129.1 million in 2015, compared to 2014, primarily due to higher revenue and improved operating margin.

Operating cash flows decreased in 2014, compared to 2013, primarily due to lower cash collections from customers, higher payments primarily related to our 2014 restructuring plans, higher taxes paid, and lower prepayments compared to prior year.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended December 31, 2015 increased by 4 days, or 8% compared to the quarter ended December 31, 2014. The increase in DSO was primarily due to a significant increase of service billings invoiced late in the fourth quarter.

DSO for the quarter ended December 31, 2014 increased by 8 days, or 20% compared to the quarter ended December 31, 2013. During 2014, we transitioned certain distribution partners from a third party financing program to Juniper's commercial payment terms. Going forward, we expect DSO to be in the range of 45 to 55 days.

•
Book-to-Bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for the quarters ended December 31, 2015, 2014 and 2013, indicating strong product demand.

•
Deferred Revenue: Total deferred revenue increased by $92.4 million to $1,168.1 million as of December 31, 2015, compared to $1,075.7 million as of December 31, 2014, primarily due to an increase in deferred service revenue of $77.7 million, driven by timing of service contract renewals as well as higher product deferrals as a result of an increase in channel inventory and subscription deferrals.

As of December 31, 2014 compared to December 31, 2013, total deferred revenue increased by $6.4 million, primarily due to an increase in deferred service revenue of $25.8 million, primarily driven by the execution of several multi-year support agreements and annual agreement renewals. The increase in deferred service revenue was partially offset by a decrease in deferred product revenue of $19.4 million as a result of lower distributor inventory and multiple revenue releases in relation to previously deferred product revenue.

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

The provisions of the accounting standard for goodwill and other intangibles allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Various factors are considered in the qualitative assessment, including macroeconomic conditions, financial performance, or a sustained decrease in share price. If as a result of the qualitative assessment, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying amount, management will perform the quantitative test.

The quantitative goodwill impairment test, if necessary, involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with the reporting unit’s net asset values. If the fair value of the reporting units exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and no further testing is required. If the fair value of the reporting units does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill, and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

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

During the fourth quarter of fiscal 2015, we elected to perform the qualitative assessment for all of our reporting units. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. We considered macroeconomic factors including the economic growth, general macroeconomic trends and growth for the markets in which the reporting units operate, changes in the industry environment, and the performance of market competitors. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, any changes in the nature of the business, any changes in cost factors, any significant legal, regulatory, contractual, or other business factors, and changes in the carrying amount of net assets.

As a result of our qualitative assessment, we concluded that it was more-likely-than-not that our goodwill was not impaired and we did not need to perform a quantitative assessment.

Refer to Item 8 of Part II, Note 7, Goodwill and Purchased Intangible Assets, of the notes to the Consolidated Financial Statements, for further information.

•
Inventory Valuation and Contract Manufacturer Liabilities. Inventory consists primarily of component parts to be used in the manufacturing process and is stated at lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2015 and December 31, 2014, our net inventory balances were $75.0 million and $62.5 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for quantities in excess of our demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2015 and December 31, 2014, our contract manufacturer liabilities were $18.0 million and $25.3 million, respectively.

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

Under our revenue recognition policies, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. We do not use TPE as we do not consider our products to be similar or interchangeable to our competitors' products in standalone sales to similarly situated customers. ESP is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and product life cycle. Consideration is also given to market conditions such as industry pricing strategies and technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. In addition, the OECD’s recommended changes to numerous long-standing tax principles, if adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

We sell our high-performance networking products and service offerings across routing, switching, and security to two primary markets: Service Provider and Enterprise. Our determination of the market to which a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally is comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Routing	$2,359.2	$2,223.9	$2,318.0	$135.3	6%	$(94.1)	(4)%
Switching	768.3	721.2	638.0	47.1	7%	83.2	13%
Security	435.6	463.6	563.9	(28.0)	(6)%	(100.3)	(18)%
Total Product	3,563.1	3,408.7	3,519.9	154.4	5%	(111.2)	(3)%
Percentage of net revenues	73.3%	73.7%	75.4%

Total Service	1,294.7	1,218.4	1,149.2	76.3	6%	69.2	6%
Percentage of net revenues	26.7%	26.3%	24.6%
Total net revenues	$4,857.8	$4,627.1	$4,669.1	$230.7	5%	$(42.0)	(1)%

2015 Compared to 2014

Routing product net revenues increased in 2015, compared to 2014, as a result of an increase from Cloud Providers, Cable, and Telecom in EMEA and APAC. During 2015, we saw a strong increase in demand from both service provider and enterprise markets for our routing products, as well as an overall increase in net revenues from our MX960, MX2020, and PTX series products.

Switching product net revenues increased in 2015, compared to 2014, primarily due to data center build-outs with Telecom and Cloud Providers. This result was enabled by the significant growth with the QFX product family. Additionally, we saw solid strength in switching net revenues in the Americas and APAC, which was slightly offset by a decrease in EMEA. We also saw a year-over-year increase in the service provider market for our switching products.

Security product net revenues decreased in 2015, compared to 2014, primarily due to the divestiture of our Junos Pulse product lines and a continuing decline in our ScreenOS products, which was partially offset by an increase in sales of our SRX platform and security software year-over-year. Additionally, we also saw a decrease in security net revenues within the enterprise market, which was partially offset by a slight increase in the service provider market.

The increase in service net revenues in 2015, compared to 2014, was primarily driven by new service contracts and strong contract renewals. Service revenues are largely correlated with product revenues, therefore if product net revenues decline, it can have an impact on future service revenues.

2014 Compared to 2013

Routing product net revenues decreased in 2014, compared to 2013, as a result of weaker demand for core routing products, partially offset by strong growth of our PTX series products. Edge routing net revenues increased as a result of strong demand for our MX series products, partly offset by older edge routing platforms. The year-over year decline was driven by weakness from large U.S. carriers, partially offset by strength from Cloud Providers.

Switching product net revenues increased in 2014, compared to 2013, reflecting growth from both our QFabric system and our EX series products. During 2014 we saw strong adoption of QFabric data center switches by a growing number of customers, with especially strong demand from Cloud Providers in the Americas.

Security product net revenues decreased in 2014, compared to 2013, primarily due to a continuing decline in our legacy ScreenOS products and the divestiture of our Junos Pulse product lines. Sales of our SRX platform declined slightly year-over-year, due to lower demand from U.S. Carrier customers.

The increase in service revenue in 2014, compared to 2013, was primarily driven by new service contracts and strong contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Americas:
United States	$2,568.6	$2,410.6	$2,381.5	$158.0	7%	$29.1	1%
Other	223.6	219.7	232.0	3.9	2%	(12.3)	(5)%
Total Americas	2,792.2	2,630.3	2,613.5	161.9	6%	16.8	1%
Percentage of net revenues	57.5%	56.8%	56.0%
EMEA	1,320.3	1,263.3	1,256.9	57.0	5%	6.4	1%
Percentage of net revenues	27.2%	27.3%	26.9%
APAC	745.3	733.5	798.7	11.8	2%	(65.2)	(8)%
Percentage of net revenues	15.3%	15.9%	17.1%
Total net revenues	$4,857.8	$4,627.1	$4,669.1	$230.7	5%	$(42.0)	(1)%

2015 Compared to 2014

Net revenues in the Americas increased in 2015, compared to 2014, primarily due to a strong increase in net revenues from both the service provider and enterprise markets. The increase in both the service provider and enterprise markets within the Americas was due to an increase in net revenues across routing, switching, and SRX product net revenues, as well as service net revenues. In addition, we saw a strong increase in net revenues from Cloud Providers, Cable, and Enterprise, partially offset by Telecom.

Net revenues in EMEA increased in 2015, compared to 2014, primarily due to an increase in net revenues from Telecom and Cloud Providers slightly offset by a decrease in the enterprise market.

Net revenues in APAC increased in 2015, compared to 2014, primarily due to an increase in net revenues from Telecom and Cloud Providers. We experienced a significant decline in China, which was partially offset by an increase in net revenues in Japan and Australia.

2014 Compared to 2013

Net revenues in the Americas increased in 2014, compared to 2013, primarily due to an increase in net revenues from service provider markets, partially offset by a decline in the enterprise market. The increase in net revenues in the service provider market was due to strong demand from Cloud Providers and Cable, partially offset by a decrease in demand from carriers. The decline in the enterprise market resulted from a decline in net revenues due to recognition of revenue from a large U.S. federal government contract in 2013.

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

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Service Provider	$3,289.8	$3,100.4	$3,054.2	$189.4	6%	$46.2	2%
Percentage of net revenues	67.7%	67.0%	65.4%
Enterprise	1,568.0	1,526.7	1,614.9	41.3	3%	(88.2)	(5)%
Percentage of net revenues	32.3%	33.0%	34.6%
Total net revenues	$4,857.8	$4,627.1	$4,669.1	$230.7	5%	$(42.0)	(1)%

2015 Compared to 2014

Net revenues from the service provider market increased in 2015, compared to 2014, with growth from Cloud Providers, Telecom in EMEA and APAC, and Cable. Within the service provider market, we saw strength across routing, switching, and security, with the largest increase in net revenues from routing revenue.

Net revenues from the enterprise market increased in 2015, compared to 2014, primarily due to strength in service and routing, and to a lesser extent, switching, which was partially offset by a slight decrease in revenue from our security products. Net revenues in the Americas from the enterprise market increased across routing, switching, and SRX security.

2014 Compared to 2013

Net revenues from the service provider market increased in 2014, compared to 2013, with growth in the Americas and EMEA. The increase in service provider net revenues in the Americas was driven by increased revenues from Cloud Providers and Cable, partially offset by decreased revenues from large carriers. The increase in service provider net revenues in EMEA was attributable to growth with large carriers, while in APAC net revenues in the service provider market declined as a result of lower demand with both small and large carriers. In addition, service provider demand for switching products continued to be strong.

Net revenues from the enterprise market decreased in 2014, compared to 2013, primarily due to a decline in sales in all geographic regions, however, revenue demand from public sector customers was higher for all three regions.

Customer

No customer accounted for greater than 10% of our net revenues during the year ended December 31, 2015, 2014 and 2013.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Product gross margin	$2,293.5	$2,121.9	$2,243.3	$171.6	8%	$(121.4)	(5)%
Percentage of product revenues	64.4%	62.2%	63.7%
Service gross margin	785.1	736.3	698.1	48.8	7%	38.2	5%
Percentage of service revenues	60.6%	60.4%	60.7%
Total gross margin	$3,078.6	$2,858.2	$2,941.4	$220.4	8%	$(83.2)	(3)%
Percentage of net revenues	63.4%	61.8%	63.0%

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

2015 Compared to 2014

Product gross margin increased as a percentage of product net revenues in 2015, compared to 2014, primarily due to a decrease in product cost of revenues. The decrease in cost of revenues is attributable to the non-recurrence of restructuring charges recorded in 2014 for asset write-downs. No such charges were incurred in 2015. Excluding these components from prior year cost of sales, year-over-year gross margin would remain relatively consistent.

Service gross margin as a percentage of service net revenues increased in 2015, compared to 2014. Services delivery costs increased at a slower rate than service revenue as a result of better labor efficiency and improved product quality.

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

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Research and development	$994.5	$1,006.2	$1,043.2	$(11.7)	(1)%	$(37.0)	(4)%
Percentage of net revenues	20.5%	21.7%	22.3%
Sales and marketing	943.8	1,023.6	1,075.9	(79.8)	(8)%	(52.3)	(5)%
Percentage of net revenues	19.4%	22.1%	23.0%
General and administrative	228.9	231.1	217.3	(2.2)	(1)%	13.8	6%
Percentage of net revenues	4.7%	5.0%	4.7%
Restructuring and other charges	(0.6)	167.0	39.1	(167.6)	(100)%	127.9	327%
Percentage of net revenues	—%	3.6%	0.8%
Impairment of goodwill	—	850.0	—	(850.0)	(100)%	850.0	—%
Percentage of net revenues	—%	18.4%	—%
Total operating expenses	$2,166.6	$3,277.9	$2,375.5	$(1,111.3)	(34)%	$902.4	38%
Percentage of net revenues	44.6%	70.8%	50.9%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to R&D and sales and marketing activities. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. Facility and IT related headcount was 412, 366, and 396, as of December 31, 2015, 2014, and 2013, respectively. We had a total of 9,058, 8,806, and 9,483, employees as of December 31, 2015, 2014, and 2013, respectively.

2015 Compared to 2014

Research and development

Research and development expense decreased in 2015, compared to 2014, as a result of lower headcount. Headcount declined from an average of 3,888 in 2014 to 3,724 in 2015, leading to a reduction in payroll costs and stock based compensation. In addition, outside consulting services decreased due to reduced consulting expenses, which was partially offset by an increase in depreciation expense on R&D equipment and bonus expense.

Sales and marketing

Sales and marketing expense decreased in 2015, compared to 2014. Average headcount increased from 2,360 in 2014 to 2,446 in 2015, however the mix of employees hired in 2015 was significantly different to 2014 which resulted in lower salary and bonus expense. Additionally, commissions expense decreased compared to 2014 as a result of the elimination of certain commission programs and a reduction in sales staff.

General and administrative

General and administrative expense decreased in 2015, compared to 2014 primarily as a result of higher litigation and investigation related costs incurred in 2014, in connection with the investigations into possible violations of the U.S. Foreign Corrupt Practices Act, and to a lesser extent, our patent litigation case with Palo Alto Networks. Additionally, we saw a decrease in general and administrative consulting fees, which was slightly offset by a higher bad debt expense amount.

Restructuring and other charges

Restructuring and other charges decreased in 2015, compared to 2014, due to higher charges recorded in 2014 in connection with our 2014 Restructuring Plan. During 2014, we implemented the 2014 Restructuring Plan and incurred restructuring charges of $166.2 million related to workforce reductions, contract terminations, project cancellations, and facility closures. The 2014 Restructuring Plan has been substantially completed as of December 31, 2014.

During the year ended December 31, 2015, we recorded $0.4 million of severance costs and a benefit of $1.0 million for facilities that were recorded in restructuring and other (benefits) charges in the Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our restructuring activities.

Impairment of goodwill

In 2014, we determined that the Security reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million which was recorded in the Consolidated Statement of Operations, no such charges were recorded in 2015.

2014 Compared to 2013

Research and development

Research and development expense decreased in 2014, compared to 2013, primarily due to lower personnel-related expenses as a result of restructuring actions and divestiture of our Junos Pulse product lines. R&D headcount decreased 8% from 4,135 as of December 31, 2013 to 3,797 as of December 31, 2014. The decrease in R&D personnel expense was partially offset by higher share-based compensation expense as a result of our acquisition of WANDL, Inc. in the first quarter of 2014, and engineering program costs in 2014, compared to 2013.

Sales and marketing

Sales and marketing expense decreased in 2014, compared to 2013, primarily due to lower personnel-related expenses and other discretionary expenses due to our cost reduction efforts and creating efficiency in our sales activities. The decrease in personnel-related expenses was primarily due to headcount reductions. Sales and marketing headcount decreased 11% from 2,626 as of December 31, 2013 to 2,348 as of December 31, 2014.

General and administrative

General and administrative expense increased in 2014, compared to 2013, primarily due to higher litigation and investigation related costs incurred in the current period in connection with investigation into possible violations of the U.S. Foreign Corrupt Practices Act and, to a lesser extent, our patent litigation case with Palo Alto Networks, as well as other litigation matters. This increase was partially offset by personnel-related expenses as a result of headcount reductions of 8% from 513 as of December 31, 2013 to 470 as of December 31, 2014. Our patent litigation with Palo Alto Networks was settled in 2014.

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

Impairment of goodwill

In the fourth quarter of 2014, we began to implement a new security strategy focused on network resiliency and performance based on the SRX platform. As a result, we rationalized our Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased our short term and near term revenue and profitability forecasts of the security reporting unit. During our fiscal year 2014 annual goodwill impairment test, the carrying value of our security reporting unit's goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million which was recorded in the Consolidated Statement of Operations in Part II Item 8 of this report. See Note 7, Goodwill and Purchased Intangibles, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on the impairment of goodwill.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, or awards, which include stock options; restricted stock units, or RSUs; restricted stock awards, or RSAs; and performance share awards, or PSAs; as well as our Employee Stock Purchase Plan, or ESPP was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Cost of revenues - Product	$5.6	$5.0	$4.7	$0.6	12%	$0.3	6%
Cost of revenues - Service	13.8	14.2	15.4	(0.4)	(3)%	(1.2)	(8)%
Research and development	125.4	134.5	127.6	(9.1)	(7)%	6.9	5%
Sales and marketing	45.6	60.2	70.9	(14.6)	(24)%	(10.7)	(15)%
General and administrative	26.9	26.1	26.0	0.8	3%	0.1	—%
Total	$217.3	$240.0	$244.6	$(22.7)	(9)%	$(4.6)	(2)%

2015 Compared to 2014

Share-based compensation expense decreased in 2015, compared to 2014. The decrease in expense was primarily related to a decline in actual shares vested.
2014 Compared to 2013

Share-based compensation expense remained consistent in 2014, compared to 2013. An increase in expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL in 2014 and an increase in grant date fair values due to higher stock prices was offset by a decrease in actual shares vested.
Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net and income tax provision (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Interest income	$21.8	$10.0	$8.7	$11.8	118%	$1.3	15%
Interest expense	(83.3)	(66.9)	(58.4)	(16.4)	25%	(8.5)	15%
Net gain on legal settlement	—	196.1	—	(196.1)	(100)%	196.1	—%
Gain on investments	6.8	167.9	11.3	(161.1)	(96)%	156.6	1,386%
Gain on sale of Junos Pulse	—	19.6	—	(19.6)	(100)%	19.6	—%
Other	(5.1)	6.7	(2.0)	(11.8)	(176)%	8.7	(435)%
Total other (expense) income, net	$(59.8)	$333.4	$(40.4)	$(393.2)	(118)%	$373.8	(925)%
Percentage of net revenues	(1.2)%	7.2%	(0.9)%

Income tax provision	$218.5	$248.0	$85.7	$(29.5)	(12)%	$162.3	189%
Effective tax rate	25.6%	(287.4)%	16.3%

Other (Expense) Income, Net

Interest income primarily includes interest income from our cash, cash equivalents, and investments and on the promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from payables with respect to our short-term and long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

2015 Compared to 2014

Interest Income

Interest income increased in 2015 compared to 2014, primarily due to a higher balance of longer term investments yielding higher interest as well as a full year of interest income on the Pulse note receivable.

Interest Expense

Interest expense increased in 2015, compared to 2014, primarily due to the issuance of our 2020 and 2025 Notes in the first quarter of 2015. See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 in Part II of this Report for additional information regarding our 2020 and 2025 Notes.

Gain on Legal Settlement

During the year ended December 31, 2015, no litigation-related gains were recorded, while in 2014, we entered into a settlement agreement with Palo Alto Networks resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

Gain on Investments

During the year ended December 31, 2015, we recorded a gain of $7.3 million, primarily related to the sale of privately held investments. During the year ended December 31, 2014, we recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering, or IPO, and subsequently sold.

2014 Compared to 2013

Interest Income

Interest income increased in 2014 compared to 2013, primarily due to a higher balance of longer term investments yielding higher interest.

Interest Expense

Interest expense increased in 2014, compared to 2013, primarily due to the issuance of our 2024 Notes in the first quarter of 2014. See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 in Part II of this Report for additional information regarding our 2024 Notes.

Gain on Legal Settlement

During the year ended December 31, 2014, we entered into a settlement agreement with Palo Alto Networks resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

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

Gain on Sale of Junos Pulse

The sale of our Junos Pulse product portfolio was completed on October 1, 2014 and we recorded a gain of $19.6 million in other (expense) income, net in the Consolidated Statement of Operations. This sale was driven by product rationalization in connection with our initiative to focus on projects with the highest potential for growth. See Note 8, Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on the sale Junos Pulse.

Income Tax Provision

The effective rate for 2015 was lower than the federal statutory rate of 35%, primarily due to the benefit of the federal R&D tax credit; a change in the tax treatment of share-based compensation in the cost sharing arrangement, which resulted from a U.S. Tax Court opinion as discussed in Note 14, Income Taxes; recognition of domestic production activities deductions; and earnings in foreign jurisdictions, which are subject to lower tax rates. The passage of Protecting Americans from Tax Hike Act of 2015 on December 18, 2015 retroactively and permanently reinstated the U.S. federal R&D tax credit effective January 1, 2015.

The effective rate for 2014 differs from the federal statutory rate of 35%, primarily due to the impact of the non-deductible goodwill charge and tax gain on sale of Junos Pulse offset by the benefit from release of the Company’s valuation allowance attributable to investment losses; the federal R&D tax credit; recognition of domestic production activities deductions; and earnings in foreign jurisdictions, which are subject to lower tax rates. The passage of Tax Increase Prevention Act of 2014 on December 19, 2014 retroactively reinstated the U.S. federal R&D tax credit from January 1, 2014 to December 31, 2014.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. See Item 1A of Part II, Risk Factors of this Report for a description of relevant risks which may adversely affect our results.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2015	2014	$ Change	% Change
Working capital(a)	$1,110.5	$1,297.2	$(186.7)	(14)%

Cash and cash equivalents	$1,420.9	$1,639.6	$(218.7)	(13)%
Short-term investments	527.1	332.2	194.9	59%
Long-term investments	1,244.2	1,133.1	111.1	10%
Total cash, cash equivalents, and investments	3,192.2	3,104.9	87.3	3%
Short-term and Long-term debt	1,948.7	1,349.0	599.7	44%
Net cash, cash equivalents, and investments	$1,243.5	$1,755.9	$(512.4)	(29)%
________________________________

(a)
Fiscal year 2015 includes the effects of the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on our Consolidated Balance Sheets. Amounts in the prior year were retrospectively adjusted to conform to the current-year presentation.

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $186.7 million during the year ended December 31, 2015, primarily due to reclassification of long-term debt to short-term debt, as well as dividend payments, capital expenditures, and interest paid on debt, partially offset by the issuance of the 2020 Notes and the 2025 Notes in March 2015.

Summary of Cash Flows

As of December 31, 2015, our cash and cash equivalents decreased by $218.7 million from December 31, 2014 primarily due to higher capital expenditures, dividend payout, and higher interest paid on debt, which was partially offset by the issuance of our 2020 and 2025 Notes.

The following table summarizes cash flows from our Consolidated Statements of Cash Flows (in millions, except percentages):

	Years Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$892.5	$763.4	$845.9	$129.1	17%	$(82.5)	(10)%
Net cash (used in) provided by investing activities	$(508.7)	$434.0	$(561.0)	$(942.7)	(217)%	$995.0	(177)%
Net cash used in financing activities	$(581.4)	$(1,824.2)	$(401.7)	$1,242.8	(68)%	$(1,422.5)	354%

Operating Activities

2015 Compared to 2014

Net cash provided by operating activities was $892.5 million in 2015, compared to $763.4 million in 2014. The increase of $129.1 million is primarily due to higher revenue and improved operating margin.

2014 Compared to 2013

Cash flow from operations was $763.4 million in 2014, compared to $845.9 million in 2013. The decrease of $82.5 million is primarily due to lower cash collections from customers, higher payments related to our restructuring plans, higher taxes paid, and lower prepayments compared to prior year.

Investing Activities

2015 Compared to 2014

Net cash used in investing was $508.7 million in 2015, compared to net cash provided by investing of $434.0 million in 2014. The decrease of $942.7 million in cash flows from investing activities was primarily due to lower proceeds from the sale of available-for-sale securities in 2015, compared to 2014. In 2014, the sale of available-for-sale securities were higher in order to partially fund our accelerated share repurchase program. We also received higher proceeds from the sale of certain publicly traded equity securities and proceeds from the sale of Junos Pulse in 2014, which was partially offset by higher cash payments to purchase available-for-sale investments.

2014 Compared to 2013

Net cash provided by investing was $434.0 million in 2014, compared to net cash used in investing of $561.0 million in 2013. The increase in net cash provided by investing activities was primarily due to higher proceeds from sale of investments and fewer purchases of investments, as well as proceeds received from the sale of Junos Pulse.

Financing Activities

2015 Compared to 2014

Net cash used in financing activities was $581.4 million in 2015, compared to $1,824.2 million in 2014. The decrease of $1,242.8 million was due to lower purchases and retirement of our common stock during fiscal 2015.

2014 Compared to 2013

Net cash used in financing activities was $1,824.2 million in 2014, compared to $401.7 million in 2013. The increase of $1,422.5 million is primarily due to higher purchases and retirement of our common stock and payment of cash dividends, partially offset by the issuance of the 2024 Notes.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of December 31, 2015, there was $532.5 million of authorized funds remaining under the 2014 Stock Repurchase Program.

The following table summarizes our stock repurchase activities (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2015
Repurchases under stock repurchase programs	45.4	$25.16	$1,142.5
Repurchases for tax withholding	400,000.0	$26.70	$11.1
2014
Repurchases under stock repurchase programs	46.8	$22.42	$1,050.0
Accelerated share repurchase(1)	49.3	$24.35	$1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
2013
Repurchases under stock repurchase programs	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
_______________________________

(1)
As part of the 2014 Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements, or collectively, the ASR, with two financial institutions to repurchase $1.2 billion of our common stock. We made an up-front payment of $1.2 billion pursuant to the ASR to repurchase our common stock. The aggregate number of shares ultimately purchased was determined based on a volume weighted average repurchase price, less an agreed upon discount. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 Part II of this Report for discussion of our stock repurchase activity subsequent to December 31, 2015.

Dividends

During 2015, we declared four quarterly cash dividends of $0.10 per share of common stock on January 27, 2015, April 23, 2015, July 23, 2015 and on October 22, 2015, which were paid on March 24, 2015, June 23, 2015, September 22, 2015 and on December 22, 2015, respectively, to stockholders of record as of the close of business on March 3, 2015, June 2, 2015, September 1, 2015, and December 1, 2015, respectively, in the aggregate amount of $156.3 million.

During 2014, we declared two quarterly cash dividends of $0.10 per share of common stock, or $86.0 million, on July 22, 2014 and October 23, 2014, which were paid on September 23, 2014 and December 23, 2014, respectively, to stockholders of record as of the close of business on September 2, 2014 and December 2, 2014, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by our Board or an authorized committee thereof. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on our dividend declaration subsequent to December 31, 2015.

Restructuring

As of December 31, 2015, our restructuring liability was $2.8 million related to facility closures expected to be paid through March 2018. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion on our restructuring plans.

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
The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2015	2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$210.1	$180.3
Distributor inventory and other sell-through items	81.8	103.7
Deferred gross product revenue	291.9	284.0
Deferred cost of product revenue	(51.6)	(58.4)
Deferred product revenue, net	240.3	225.6
Deferred service revenue	927.8	850.1
Total	$1,168.1	$1,075.7

As of December 31, 2015, net deferred product revenue increased $14.7 million to $240.3 million, compared to $225.6 million as of December 31, 2014, primarily as a result of an increase in channel inventory and subscription deferrals. As of December 31, 2015, the increase in deferred service revenue of $77.7 million was primarily driven by timing of service contract renewals.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Guarantees below and Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$113.7	$35.7	$44.2	$18.1	$15.7
Purchase commitments with contract manufacturers and suppliers (1)	$591.2	$591.2	$—	$—	$—
Short-term debt(2)	$300.0	$300.0	$—	$—	$—
Long-term debt (2)	$1,650.0	$—	$—	$300.0	$1,350.0
Interest payment on short-term and long-term debt (2)	$167.6	$23.0	$45.9	$40.5	$58.2
Other contractual obligations (1)	$73.1	$28.8	$11.7	$3.6	$29.0
Future minimum lease payment (3)	$118.1	$2.6	$13.3	$26.8	$75.4
Total	$3,013.7	$981.3	$115.1	$389.0	$1,528.3
_______________________________
(1) See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our contractual commitments.
(2) See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.
(3)The future minimum lease payment is related to the data center lease agreement that we entered in to on July 10, 2015. See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further explanation on the data lease agreement.

As of December 31, 2015, we had $187.3 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of December 31, 2015, we recorded a $15.0 million liability for such indemnification obligations in other accrued liabilities in the Consolidated Balance Sheets. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of December 31, 2015, we have not made any payments under these arrangements. As of December 31, 2015 and December 31, 2014, we had $15.8 million and $26.2 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $9.9 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2015.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of December 31, 2015, 94% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2015, we intended to target the number of shares underlying equity awards granted on an annual basis at 2.50% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we met this target for 2015.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2015, 94% of our cash, cash equivalents, and marketable securities were held outside of the United States, which may be subject to U.S. taxes if repatriated. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. These investments are also reviewed to identify and evaluate indications of potential other-than-temporary impairments as discussed in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2015, 2014, and 2013, related to the sales of certain investments.

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2015 and 2014 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2015	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,769.0	$1,762.1	$1,755.1	$1,748.2	$1,741.3	$1,734.3	$1,727.4

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2014	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,487.2	$1,481.6	$1,476.1	$1,470.6	$1,465.1	$1,459.5	$1,454.0

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Approximately 78% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the Consolidated Statements of Operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2015, 2014, and 2013, respectively, in other (expense) income, net on our Consolidated Statements of Operations. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was a reduction to operating expenses of 2.3%, 2.1% and 0.8% in 2015, 2014 and 2013, respectively.

We have performed a sensitivity analysis as of December 31, 2015 and as of December 31, 2014, using a modeling technique that measures the change in the amount of non-U.S. dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2015 and December 31, 2014, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars as of December 31, 2015 and December 31, 2014 by less than 1% and by less than 1.2%, respectively.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates.

We do not purchase our publicly-traded equity securities, classified as available-for-sale securities on our Consolidated Balance Sheets, for speculative purposes. As of December 31, 2015 and December 31, 2014, our portfolio of publicly-traded equity securities had an estimated fair value of $8.8 million and $2.0 million, respectively. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair value of $2.6 million and $0.7 million as of December 31, 2015 and December 31, 2014, respectively.

Investments under the NQDC plan are considered trading securities and are also reported at fair value on our Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, the total investments under our NQDC plan were $17.7 million and $16.3 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan would result in a loss in the fair value of $5.3 million and $4.9 million as of December 31, 2015 and December 31, 2014, respectively.

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost and others can be carried at fair value. In 2015, there were no impairment charges on our investments in privately-held companies and in 2014, and 2013 we recorded impairment charges of $1.1 million, and $2.8 million, respectively, on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 5, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The aggregate cost of our investments in privately-held companies was $102.4 million and $89.9 million as of December 31, 2015 and December 31, 2014, respectively.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2015, and 2014 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, of Juniper Networks, Inc. and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 19, 2016

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net revenues:
Product	$3,563.1	$3,408.7	$3,519.9
Service	1,294.7	1,218.4	1,149.2
Total net revenues	4,857.8	4,627.1	4,669.1
Cost of revenues:
Product	1,269.6	1,286.8	1,276.6
Service	509.6	482.1	451.1
Total cost of revenues	1,779.2	1,768.9	1,727.7
Gross margin	3,078.6	2,858.2	2,941.4
Operating expenses:
Research and development	994.5	1,006.2	1,043.2
Sales and marketing	943.8	1,023.6	1,075.9
General and administrative	228.9	231.1	217.3
Restructuring and other (benefits) charges	(0.6)	167.0	39.1
Impairment of goodwill	—	850.0	—
Total operating expenses	2,166.6	3,277.9	2,375.5
Operating income (loss)	912.0	(419.7)	565.9
Other (expense) income, net	(59.8)	333.4	(40.4)
Income (loss) before income taxes	852.2	(86.3)	525.5
Income tax provision	218.5	248.0	85.7
Net income (loss)	$633.7	$(334.3)	$439.8

Net income (loss) per share:
Basic	$1.62	$(0.73)	$0.88
Diluted	$1.59	$(0.73)	$0.86
Shares used in computing net income (loss) per share:
Basic	390.6	457.4	501.8
Diluted	399.4	457.4	510.3
Cash dividends declared per common stock	$0.40	$0.20	$—

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$633.7	$(334.3)	$439.8
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, net of tax (provision) of ($6.5), ($29.5) and ($37.9) for 2015, 2014 and 2013, respectively	9.1	48.7	65.1
Reclassification adjustment for realized net gains on available-for- sale securities included in net income (loss), net of tax provision of zero, $61.8 and $0.4 for 2015, 2014 and 2013, respectively	(0.5)	(106.5)	(1.0)
Net change on available-for-sale securities, net of taxes	8.6	(57.8)	64.1
Cash flow hedges:
Unrealized (losses) gain on cash flow hedges, net of tax (provision) benefit of ($0.4), ($0.7) and $1.7 for 2015, 2014 and 2013, respectively	(6.7)	(4.1)	0.7
Reclassification adjustment for realized loss (gains) on cash flow hedges included in net income (loss), net of tax provision (benefit) of zero, $1.1 and ($0.8) for 2015, 2014 and 2013, respectively	9.6	(2.3)	(1.5)
Net change on cash flow hedges, net of taxes	2.9	(6.4)	(0.8)
Change in foreign currency translation adjustments	(16.9)	(14.2)	(3.4)
Other comprehensive (losses) income, net of tax	(5.4)	(78.4)	59.9
Comprehensive income (loss)	$628.3	$(412.7)	$499.7

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$1,420.9	$1,639.6
Short-term investments	527.1	332.2
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $4.7 as of December 31, 2015 and 2014, respectively	780.7	598.9
Prepaid expenses and other current assets	183.7	239.9
Total current assets	2,912.4	2,810.6
Property and equipment, net	1,021.0	904.3
Long-term investments	1,244.2	1,133.1
Restricted cash and investments	36.2	46.0
Purchased intangible assets, net	33.9	62.4
Goodwill	2,981.3	2,981.5
Other long-term assets	390.2	343.5
Total assets	$8,619.2	$8,281.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$299.9	$—
Accounts payable	159.3	234.6
Accrued compensation	269.5	225.0
Deferred revenue	822.9	780.8
Other accrued liabilities	250.3	273.0
Total current liabilities	1,801.9	1,513.4
Long-term debt	1,648.8	1,349.0
Long-term deferred revenue	345.2	294.9
Long-term income tax payable	187.3	177.5
Other long-term liabilities	61.6	27.5
Total liabilities	4,044.8	3,362.3
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 384.0 shares and 416.2 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	8,334.8	8,794.0
Accumulated other comprehensive loss	(19.2)	(13.8)
Accumulated deficit	(3,741.2)	(3,861.1)
Total stockholders' equity	4,574.4	4,919.1
Total liabilities and stockholders' equity	$8,619.2	$8,281.4

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$633.7	$(334.3)	$439.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	217.3	240.0	244.6
Depreciation, amortization, and accretion	176.5	186.1	189.9
Restructuring and other (benefits) charges	(4.1)	208.5	47.5
Deferred income taxes	(14.6)	(16.9)	72.2
Impairment of goodwill	—	850.0	—
Gain on sale of Junos Pulse	—	(19.6)	—
Gain on investments, net	(6.8)	(167.9)	(11.3)
Gain on legal settlement, net	—	(121.1)	—
Excess tax benefits from share-based compensation	(12.3)	(9.4)	(1.9)
Loss on disposal of fixed assets	0.4	1.7	1.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(218.9)	(16.8)	(139.9)
Prepaid expenses and other assets	(43.5)	(10.1)	(126.0)
Accounts payable	(80.2)	38.3	(8.9)
Accrued compensation	46.6	(46.0)	(5.4)
Income taxes payable	104.3	51.0	(38.5)
Other accrued liabilities	1.8	(115.2)	36.5
Deferred revenue	92.3	45.1	145.9
Net cash provided by operating activities	892.5	763.4	845.9
Cash flows from investing activities:
Purchases of property and equipment	(210.3)	(192.9)	(230.0)
Proceeds from sale of Junos Pulse	—	105.7	—
Purchases of available-for-sale investments	(1,486.4)	(2,440.7)	(1,776.0)
Proceeds from sales of available-for-sale investments	861.6	2,627.7	1,167.2
Proceeds from maturities of available-for-sale investments	319.8	337.6	334.6
Purchases of trading investments	(4.4)	(4.1)	(3.7)
Proceeds from sales of privately-held investments	10.6	4.9	9.4
Purchases of privately-held investments	(5.4)	(21.7)	(41.3)
Payments for business acquisitions, net of cash and cash equivalents acquired	(3.5)	(27.1)	(10.0)
Purchase of licensed software	—	—	(10.0)
Changes in restricted cash	9.3	44.6	(1.2)
Net cash (used in) provided by investing activities	(508.7)	434.0	(561.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	121.2	159.8	141.7
Purchases and retirement of common stock	(1,153.6)	(2,262.5)	(577.8)
Issuance of long-term debt, net	594.6	346.5	—
Payment for capital lease obligation	0.4	(0.4)	(1.4)
Customer financing arrangements	—	9.0	33.9
Excess tax benefits from share-based compensation	12.3	9.4	1.9
Payment of cash dividends	(156.3)	(86.0)	—
Net cash used in financing activities	(581.4)	(1,824.2)	(401.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(21.1)	(17.6)	(7.0)
Net decrease in cash and cash equivalents	(218.7)	(644.4)	(123.8)
Cash and cash equivalents at beginning of period	1,639.6	2,284.0	2,407.8
Cash and cash equivalents at end of period	$1,420.9	$1,639.6	$2,284.0
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$80.6	$44.9	$57.4
Cash paid for income taxes, net	$128.3	$206.0	$105.1
Non-cash investing activities:
Construction costs financed for build-to-suit lease	$45.6	$—	$—
Receipt of a promissory note in connection with the sale of Junos Pulse	$—	$125.0	$—

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2012	508.4	$—	$9,905.7	$4.7	$(2,911.4)	$0.5	$6,999.5
Consolidated net income	—	—	—	—	439.8	—	439.8
Other comprehensive income, net	—	—	—	59.9	—	—	59.9
Issuance of common stock	16.0	—	142.2	—	—	—	142.2
Dissolution of non-controlling interest	—	—	—	—	—	(0.5)	(0.5)
Repurchase and retirement of common stock	(29.2)	—	(418.1)	—	(159.7)	—	(577.8)
Share-based compensation expense	—	—	244.9	—	—	—	244.9
Tax effects from employee stock option plans	—	—	(5.8)	—	—	—	(5.8)
Balance at December 31, 2013	495.2	—	9,868.9	64.6	(2,631.3)	—	7,302.2
Consolidated net loss	—	—	—	—	(334.3)	—	(334.3)
Other comprehensive loss, net	—	—	—	(78.4)	—	—	(78.4)
Issuance of common stock	17.7	—	159.1	—	—	—	159.1
Repurchase and retirement of common stock	(96.7)	—	(1,367.0)	—	(895.5)	—	(2,262.5)
Share-based compensation expense	—	—	240.0	—	—	—	240.0
Tax effects from employee stock option plans	—	—	(21.0)	—	—	—	(21.0)
Payment of cash dividends	—	—	(86.0)	—	—	—	(86.0)
Balance at December 31, 2014	416.2	—	8,794.0	(13.8)	(3,861.1)	—	4,919.1
Consolidated net income	—	—	—	—	633.7	—	633.7
Other comprehensive loss, net	—	—	—	(5.4)	—	—	(5.4)
Issuance of common stock	13.6	—	121.2	—	—	—	121.2
Repurchase and retirement of common stock	(45.8)	—	(639.8)	—	(513.8)	—	(1,153.6)
Share-based compensation expense	—	—	217.3	—	—	—	217.3
Tax effects from employee stock option plans	—	—	(1.6)	—	—	—	(1.6)
Payment of cash dividends	—	—	(156.3)	—	—	—	(156.3)
Balance at December 31, 2015	384.0	$—	$8,334.8	$(19.2)	$(3,741.2)	$—	$4,574.4

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

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain amounts in the prior-years Consolidated Financial Statements have been reclassified to conform to the current-year presentation, including the adoption of Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the Consolidated Balance Sheets. The guidance is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company has early adopted this standard effective December 31, 2015, retrospectively. The adoption resulted in a $261.0 million and $147.0 million decrease in current deferred tax assets and a decrease of $207.0 million and $107.4 million in other long-term liabilities as of December 31, 2015 and 2014, respectively on the Consolidated Balance Sheets. The adoption of ASU No. 2015-17 had no impact to the Company’s Consolidated Statements of Operations.

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

Privately-Held Investments

The Company has privately-held investments included in other long-term assets in the Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost. The investments carried at cost are adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually in their early stages at the time of the investment by the Company and such markets may never be significant. The Company measures the fair value of privately-held investments using an analysis of the financial conditions and near term prospects of the investees, including recent financing activities and their capital structure. Realized gains and losses, if any, are reported in the Consolidated Statements of Operations.

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

The Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net in the Consolidated Statements of Operations in the same period

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

as the changes in the fair value from the re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of one year or less.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, over the estimated useful lives of the following assets:

Estimated Useful Life (years)
Computers, equipment, and software	3 to 7
Furniture and fixtures	5 to 7
Building and building improvements	7 to 40
Land improvements	5 to 40
Leasehold improvements	Lease term, not to exceed 10 years

Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation for computers, equipment, software, furniture and fixtures commences once they are placed in service. Depreciation for buildings, land and leasehold improvements commences once they are ready for their intended use.

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually during the fourth quarter or more frequently if certain circumstances indicate the carrying value of goodwill is impaired. A qualitative assessment is first made to determine whether it is necessary to quantitatively test goodwill for impairment. This initial assessment includes, among others, consideration of macroeconomic conditions and financial performance. If the qualitative assessment indicates that it is more likely than not that an impairment exists, a quantitative analysis is performed by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset's implied fair value. Other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company capitalizes costs associated with internal-use software systems during the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $20.2 million, $19.2 million, and $20.1 million, for 2015, 2014, and 2013, respectively.

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income. For the Company's international subsidiaries in which the functional currency is the U.S. dollar, the Company records foreign exchange gains and losses for assets and liabilities denominated in non-U.S. dollar currencies. These remeasurement adjustments are recorded in other (expense) income, net in the Consolidated Statements of Operations.

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

For market-based RSUs, the Company estimates the fair value and derived service period using the Monte Carlo simulation option pricing model ("Monte Carlo model"). The determination of the grant date fair value and derived service periods using the Monte Carlo model is affected by the Company's stock price as well as various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, and dividend yield. The Company estimates expected volatility based on the implied volatility of market-traded options, on the Company's common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the contractual life of the Company's market-based RSUs.

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended December 31, 2015, 2014, and 2013, no single customer accounted for 10% or more of net revenues.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair value. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01will have on its Consolidated Financial Statements and disclosures.

In September 2015, the FASB issued ASU No. 2015-16 (Topic 805) - Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively, with a requirement that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires the entity to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with early adoption permitted for financial statements that have not been issued. The adoption of this standard will apply upon execution of a business combination.

In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which provides guidance to companies who account for inventory using either the first-in, first-out ("FIFO") or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard will not have a significant impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU also eliminates the existing requirement that customers analogize to the guidance on leases in ASC 840 to determine the asset acquired in a software licensing arrangement. Instead, customers will account for software licenses that are obtained for internal-use in the same manner as licenses of other intangible assets. ASU 2015-05 is effective for fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt the ASU prospectively for all new transactions entered into or materially modified after the date of adoption.

In April 2015, the FASB issued ASU No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

adoption of this standard would reduce the debt issuance cost asset on the Company's Consolidated Balance Sheet by approximately $11.0 million and correspondingly reduce its debt liabilities by approximately $11.0 million. The Company plans to adopt this standard in the first quarter of 2016. The adoption of this standard will not have an impact to the Consolidated Statement of Operations.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-03"). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendment states that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 will not have an impact on the Company's Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging ("ASU 2014-16), which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12 (Topic 718) - Compensation - Stock Compensation (“ASU 2014-12”), which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard will not have an impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

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

The Company did not complete any business combinations in 2015 and completed one business combination in 2014 and one business combination in 2013. Cash consideration, including the fair value of vested share-based awards assumed, if any, for acquisitions in 2014 and 2013, was approximately $28.7 million and $10.0 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the purchase consideration allocations for these acquisitions based upon acquisition-date fair values, including cash and cash equivalents acquired (in millions):

	2014 Acquisition	2013 Acquisition
Net tangible assets acquired	$—	$0.1
Net liabilities acquired	(2.7)	—
Intangible assets acquired	17.8	9.9
Goodwill	13.6	—
Total	$28.7	$10.0

The goodwill recognized for the 2014 acquisition was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes.

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

Under the terms of the purchase agreement, the Company assumed unvested share-based awards for employees with a fair value of $34.9 million, which were granted in contemplation of future services and are being expensed as share-based compensation over the remaining service period.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of December 31, 2015 and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$312.2	$—	$(0.5)	$311.7
Certificates of deposit	9.6	—	—	9.6
Commercial paper	17.7	—	—	17.7
Corporate debt securities	913.8	0.2	(2.6)	911.4
Foreign government debt securities	16.5	—	—	16.5
Government-sponsored enterprise obligations	204.1	—	(0.4)	203.7
U.S. government securities	278.0	—	(0.4)	277.6
Total fixed income securities	1,751.9	0.2	(3.9)	1,748.2
Money market funds	29.7	—	—	29.7
Mutual funds	6.1	0.1	—	6.2
Publicly-traded equity securities	8.7	0.8	(0.7)	8.8
Total available-for-sale securities	1,796.4	1.1	(4.6)	1,792.9
Trading securities in mutual funds(1)	17.7	—	—	17.7
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

Reported as:
Cash equivalents	$3.4	$—	$—	$3.4
Restricted investments	35.8	0.1	—	35.9
Short-term investments	527.2	0.9	(1.0)	527.1
Long-term investments	1,247.7	0.1	(3.6)	1,244.2
Total	$1,814.1	$1.1	$(4.6)	$1,810.6
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$269.3	$—	$(0.3)	$269.0
Certificates of deposit	10.6	—	—	10.6
Commercial paper	20.3	—	—	20.3
Corporate debt securities	738.6	0.5	(1.1)	738.0
Foreign government debt securities	24.6	—	—	24.6
Government-sponsored enterprise obligations	162.2	—	(0.1)	162.1
U.S. government securities	246.1	—	(0.1)	246.0
Total fixed income securities	1,471.7	0.5	(1.6)	1,470.6
Money market funds	594.2	—	—	594.2
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	2.1	—	(0.1)	2.0
Total available-for-sale securities	2,071.9	0.6	(1.7)	2,070.8
Trading securities in mutual funds(1)	16.3	—	—	16.3
Total	$2,088.2	$0.6	$(1.7)	$2,087.1

Reported as:
Cash equivalents	$576.6	$—	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	332.2	0.2	(0.2)	332.2
Long-term investments	1,134.2	0.4	(1.5)	1,133.1
Total	$2,088.2	$0.6	$(1.7)	$2,087.1
_______________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$504.1	$0.1	$(0.3)	$503.9
Due between one and five years	1,247.8	0.1	(3.6)	1,244.3
Total	$1,751.9	$0.2	$(3.9)	$1,748.2

The Company had 682 and 437 investments in unrealized loss positions as of December 31, 2015 and December 31, 2014, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2015, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the years ended December 31, 2015, 2014, and 2013.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company’s intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the years ended December 31, 2015 and December 31, 2013, the Company did not recognize other-than-temporary impairments associated with its available-for-sale equity securities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company determined that certain available-for-sale equity securities were other-than temporarily impaired, resulting in an impairment charge of $1.1 million that was recorded within other (expense) income, net, in the Consolidated Statement of Operations.

During the years ended December 31, 2015 and December 31, 2013, there were no material gross realized gains or losses from available-for-sale securities and trading securities. During the year ended December 31, 2014, gross realized gains from available-for-sale securities were $166.8 million and gross realized losses were not material. There were no material gross realized gains or losses from trading securities during the year ended December 31, 2014.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2015 and December 31, 2014 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$274.2	$(0.4)	$30.8	$(0.1)	$305.0	$(0.5)
Certificates of deposit(1)	3.3	—	—	—	3.3	—
Corporate debt securities	687.9	(2.3)	58.9	(0.3)	746.8	(2.6)
Foreign government debt securities(1)	9.5	—	—	—	9.5	—
Government-sponsored enterprise obligations	185.3	(0.4)	—	—	185.3	(0.4)
U.S. government securities	259.3	(0.4)	—	—	259.3	(0.4)
Total fixed income securities	1,419.5	(3.5)	89.7	(0.4)	1,509.2	(3.9)
Publicly-traded equity securities	2.1	(0.7)	—	—	2.1	(0.7)
Total available-for sale securities	$1,421.6	$(4.2)	$89.7	$(0.4)	$1,511.3	$(4.6)
 ________________________________

(1)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2014
Fixed income securities:
Asset-backed securities	$221.9	$(0.3)	$—	$—	$221.9	$(0.3)
Corporate debt securities	515.9	(1.1)	—	—	515.9	(1.1)
Foreign government debt securities(1)	24.6	—	—	—	24.6	—
Government-sponsored enterprise obligations	113.8	(0.1)	—	—	113.8	(0.1)
U.S. government securities	189.0	(0.1)	—	—	189.0	(0.1)
Total fixed income securities	1,065.2	(1.6)	—	—	1,065.2	(1.6)
Publicly-traded equity securities	2.0	(0.1)	—	—	2.0	(0.1)
Total available-for-sale securities	$1,067.2	$(1.7)	$—	$—	$1,067.2	$(1.7)
 ________________________________

(1)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2014.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Privately-Held Investments

As of December 31, 2015 and December 31, 2014, the carrying values of the Company's privately-held investments of $102.4 million and $89.9 million, respectively, were included in other long-term assets in the Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $60.2 million and $47.5 million, respectively. For the year ended December 31, 2015, the Company recorded $11.4 million in other comprehensive (loss) income for unrealized gains and no unrealized losses associated with its privately-held debt and redeemable preferred stock securities. During the year ended December 31, 2014, there were $15.0 million of unrealized gains and no unrealized losses associated with privately-held securities and no unrealized gains or losses on redeemable preferred stock in other comprehensive (loss) income.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the years ended December 31, 2015, the Company determined that no privately-held investments were other-than-temporarily impaired. During the years ended December 31, 2014, and December 31, 2013, the Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $1.1 million and $2.8 million, respectively, that were recorded within other (expense) income, net in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$311.7	$—	$311.7
Certificates of deposit	—	9.6	—	9.6
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	911.4	—	911.4
Foreign government debt securities	—	16.5	—	16.5
Government-sponsored enterprise obligations	—	203.7	—	203.7
Money market funds (1)	29.7	—	—	29.7
Mutual funds (2)	6.2	—	—	6.2
Publicly-traded equity securities	8.8	—	—	8.8
U.S. government securities	247.3	30.3	—	277.6
Total available-for-sale securities	292.0	1,500.9	—	1,792.9
Trading securities in mutual funds (3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	60.2	60.2
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$—	$3.4	$—	$3.4
Restricted investments	35.9	—	—	35.9
Short-term investments	108.2	418.9	—	527.1
Long-term investments	165.6	1,078.6	—	1,244.2
Prepaid expenses and other current assets	—	0.4	—	0.4
Other long-term assets	—	—	60.2	60.2
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$269.0	$—	$269.0
Certificates of deposit	—	10.6	—	10.6
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	738.0	—	738.0
Foreign government debt securities	—	24.6	—	24.6
Government-sponsored enterprise obligations	—	162.1	—	162.1
Money market funds (1)	594.2	—	—	594.2
Mutual funds (2)	4.0	—	—	4.0
Publicly-traded equity securities	2.0	—	—	2.0
U.S. government securities	246.0	—	—	246.0
Total available-for-sale securities	846.2	1,224.6	—	2,070.8
Trading securities in mutual funds (3)	16.3	—	—	16.3
Privately-held debt and redeemable preferred stock securities	—	—	47.5	47.5
Derivative assets:
Foreign exchange contracts	—	0.1	—	0.1
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)

Total assets measured at fair value, reported as:
Cash equivalents	$552.9	$23.7	$—	$576.6
Restricted investments	45.2	—	—	45.2
Short-term investments	87.0	245.2	—	332.2
Long-term investments	177.4	955.7	—	1,133.1
Prepaid expenses and other current assets	—	0.1	—	0.1
Other long-term assets	—	—	47.5	47.5
Total assets measured at fair value	$862.5	$1,224.7	$47.5	$2,134.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(3.9)	$—	$(3.9)
Total liabilities measured at fair value	$—	$(3.9)	$—	$(3.9)
_______________________________

(1)	Balance includes $41.3 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the years ended December 31, 2015 and December 31, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the year ended December 31, 2015, there were $5.3 million purchases related to privately-held debt securities.

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

As of December 31, 2015 and December 31, 2014, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis. As of December 31, 2013, the Company had $2.0 million of privately-held equity investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The impairment charges of $2.8 million, representing the difference between the net book value and the fair value, are recorded to other (expense) income, net in the Consolidated Statements of Operations.

As of December 31, 2014, the Company recorded a goodwill impairment charge of $850.0 million for its Security reporting unit measured at fair value on a nonrecurring basis. The remeasurement of goodwill is classified as a Level 3 value assessment due to the significance of unobservable inputs developed using company-specific information. Refer to Note 7, Goodwill and Purchased Intangible Assets, for further information on the goodwill impairment charge and the unobservable inputs used.

As of December 31, 2015, 2014, and 2013, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2015 and December 31, 2014, the estimated fair value of the Company's short-term and long-term debt in the Consolidated Balance Sheets was approximately $1,946.7 million and $1,395.2 million, respectively, based on observable market inputs (Level 2). As of December 31, 2015, the carrying value of the promissory note, including interest paid in kind, of $132.9 million in connection with the sale of Junos Pulse recorded in other long-term assets in the Consolidated Balance Sheet approximates its fair value. The promissory note is classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. Refer to Note 8, Other Financial Information for further information on the promissory note.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2015	2014
Cash flow hedges	$116.8	$160.7
Non-designated derivatives	71.8	78.0
Total	$188.6	$238.7

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

As of December 31, 2015, the Company recognized a loss of $6.3 million in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a loss of $9.6 million during the year ended December 31, 2015 from other comprehensive income to operating expense in the Consolidated Statements of Operations. As of December 31, 2014, the Company recognized a loss of $3.4 million in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a gain of $3.4 million during the year ended December 31, 2014 from other comprehensive (loss) income to operating expense in the Consolidated Statements of Operations. As of December 31, 2013, the Company recognized a loss of $1.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million during the year ended December 31, 2013 from other comprehensive income to operating expense in the Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Consolidated Statements of Operations was not material during the years ended December 31, 2015, 2014, and 2013.

Non-Designated Derivatives

During the years ended December 31, 2015, 2014, and 2013, the Company recognized a net loss of $0.6 million, a net loss of $2.4 million, and a net gain of $0.9 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 31, 2015 and 2014, respectively, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity (in millions):

Total
December 31, 2013	$4,057.7
Additions due to business combination	13.6
Impairment	(850.0)
Divestiture	(239.8)
December 31, 2014	2,981.5
Other	(0.2)
December 31, 2015	$2,981.3

In the fourth quarter, the Company performed its annual goodwill impairment test for the Company's three reporting units: Routing, Switching, and Security for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, the Company elected to perform the qualitative assessment for all of the Company's reporting units. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than not that the fair values of the Company's reporting units were below carrying value. As a result of the qualitative assessment, the Company concluded that it was more-likely-than-not that goodwill was not impaired. In 2014, the Company determined that the Security reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million, which was recorded in the Consolidated Statement of Operations. There was no goodwill impairment in 2013.

In the fourth quarter of 2014, the Company compared each reporting units’ fair value to their current value to determine whether an impairment exists. The fair value was determined by using a combination of the income approach and the market approach.

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

The fair value of the Company’s Routing and Switching reporting units significantly exceeded their carrying value. However the fair value of the Security reporting unit did not exceed its carrying value and therefore the Company determined the Security reporting unit’s goodwill was impaired. In 2014, the Company re-aligned its go-to-market and research and development ("R&D") resources on projects with the highest potential for growth and continued to leverage its engineering efforts across its Routing, Switching, and Security products. In the fourth quarter of 2014, the Company began to implement a new Security strategy focused on network resiliency and performance based on the SRX platform. As a result, the Company rationalized its Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased the Company's short term and near term revenue and profitability forecasts of the Security reporting unit.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of December 31, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(491.8)	$(49.9)	$26.0
Customer contracts, support agreements, and related relationships	78.1	(67.8)	(2.8)	7.5
Other	1.1	(0.7)	—	0.4
Total purchased intangible assets	$646.9	$(560.3)	$(52.7)	$33.9

As of December 31, 2014
Intangible assets with finite lives:
Technologies and patents	$567.7	$(466.1)	$(49.9)	$51.7
Customer contracts, support agreements, and related relationships	78.1	(65.2)	(2.8)	10.1
Other	1.1	(0.5)	—	0.6
Total purchased intangible assets	$646.9	$(531.8)	$(52.7)	$62.4

The following table presents the amortization of intangible assets included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$24.6	$30.9	$27.3
Operating expenses:
Sales and marketing	2.8	4.2	3.4
General and administrative	1.1	1.2	1.2
Total operating expenses	3.9	5.4	4.6
Total	$28.5	$36.3	$31.9

During the year ended December 31, 2015, the Company recorded $5.6 million to cost of revenues in the Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets.

In connection with the restructuring plan in 2014 in Note 9, Restructuring and Other Charges, the Company determined certain intangible assets of $20.0 million were no longer utilized. During the year ended December 31, 2014, the Company recorded charges of $19.3 million in cost of revenues and $0.7 million in restructuring and other charges in the Consolidated Statements of Operations.

There were no impairment charges to purchased intangible assets during the year ended December 31, 2013.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2016	$11.6
2017	7.0
2018	5.1
2019	4.9
2020	4.8
Thereafter	0.5
Total	$33.9

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

	As of December 31,
	2015	2014
Production materials	$61.9	$38.3
Finished goods	13.1	24.2
Inventories	$75.0	$62.5

In connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company accelerated the end-of-service life of certain products resulting in inventory charges of $15.5 million, recorded within cost of revenues in the Consolidated Statement of Operations for December 31, 2014. There were no similar charges recorded during the years ended December 31, 2015 and 2013.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2015	2014
Computers and equipment	$915.1	$806.1
Software	169.1	161.2
Leasehold improvements	203.4	179.5
Furniture and fixtures	43.2	33.7
Building and building improvements	246.1	238.4
Land and land improvements	241.1	241.0
Construction-in-process (1)	158.2	70.3
Property and equipment, gross	1,976.2	1,730.2
Accumulated depreciation	(955.2)	(825.9)
Property and equipment, net	$1,021.0	$904.3
_______________________________
(1) On July 10, 2015, the Company entered into a data center lease agreement that was accounted for as a build-to-suit lease. As the Company was deemed to be the owner of the property during the construction period, the Company capitalized the construction cost in property, plant and equipment and recorded a corresponding financing liability of $45.6 million on the Consolidated Balance Sheet as of December 31, 2015.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation expense was $141.5 million, $141.9 million, and $148.2 million in 2015, 2014, and 2013, respectively. Property and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of December 31,
	2015	2014
Privately-held investments	$102.4	$89.9
Licensed software	7.1	8.6
Federal income tax receivable	28.9	20.0
Customer financing receivable	—	16.9
Inventory	8.4	8.0
Prepaid costs, deposits, and other(1)	110.5	75.1
Promissory note, including principal and accrued interest, in connection with the sale of Junos Pulse	132.9	125.0
Other long-term assets(1)	$390.2	$343.5
_______________________________

(1)
During the year ended December 31, 2015, the Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the Consolidated Balance Sheets. Certain amounts in the prior-year Consolidated Financial Statements were retrospectively adjusted to conform to the current-year presentation.

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note. Under the terms of the modified Pulse Note, the parties agreed to extend the maturity date from April 1, 2016 to December 31, 2018, provided that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note, increase the interest payable on the Pulse Note, and include semi-annual excess cash flow sweeps commencing in 2016, and required certain other debt to be subordinated to the promissory note issued to the Company. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any amount previously pre-paid to the Company, and use commercially reasonable efforts to refinance the entire note, with any remaining balance due by December 31, 2018. In connection with the amendment, certain holding companies of the issuer also provided the Company with a guarantee and additional collateral to secure the repayment of the amended promissory note. The note receivable, along with the related interest receivable, are classified as long-term assets based on expected collection beyond twelve months from the Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of December 31, 2015. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the years ended December 31, 2015 and December 31, 2014, the related amount of interest income recognized was $6.3 million and $1.6 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2015	2014
Beginning balance	$28.7	$28.0
Provisions made during the period, net	27.9	28.6
Actual costs incurred during the period	(28.2)	(27.9)
Ending balance	$28.4	$28.7

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2015	2014
Deferred product revenue:
Undelivered product commitments and other product deferrals	$210.1	$180.3
Distributor inventory and other sell-through items	81.8	103.7
Deferred gross product revenue	291.9	284.0
Deferred cost of product revenue	(51.6)	(58.4)
Deferred product revenue, net	240.3	225.6
Deferred service revenue	927.8	850.1
Total	$1,168.1	$1,075.7
Reported as:
Current	$822.9	$780.8
Long-term	345.2	294.9
Total	$1,168.1	$1,075.7

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

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Interest income	$21.8	$10.0	$8.7
Interest expense	(83.3)	(66.9)	(58.4)
Net gain on legal settlement	—	196.1	—
Gain on investments	6.8	167.9	11.3
Gain on sale of Junos Pulse	—	19.6	—
Other	(5.1)	6.7	(2.0)
Other (expense) income, net	$(59.8)	$333.4	$(40.4)

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Interest Expense

For the years ended December 31, 2015, 2014 and 2013, interest expense included $79.8 million, net of $2.2 million capitalized, $57.5 million, net of $2.7 million capitalized, and $45.2 million, net of $1.9 million capitalized, respectively, related to the Company's outstanding short-term and long-term debt issued in March 2011, March 2014, and March 2015 discussed in Note 10, Debt and Financing.

Gain on Legal Settlement

During the year ended December 31, 2014, the Company entered into a settlement agreement with Palo Alto Networks, Inc., or Palo Alto Networks, resolving a patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

Gain on Investments

During the years ended December 31, 2015 and December 31, 2013, the Company recorded a gain of $6.8 million and $7.1 million, respectively, primarily related to the sale of its privately-held investments. During the year ended December 31, 2014, the Company recorded a gain of $163.0 million primarily related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

Gain on Sale of Junos Pulse

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest bearing promissory note issued to the Company. As a result of the sale, the Company recorded a gain of $19.6 million in other (expense) income, net in the Consolidated Statement of Operations. The Company's sale of Junos Pulse was driven by product rationalization in connection with the Company's initiative to focus on projects with the highest potential for growth.

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

The Company had also initiated restructuring plans in each of the fiscal years from 2011 through 2013, each of which focused on improving the Company's cost structure through product portfolio rationalizations, workforce reductions, contract terminations, project cancellations, and facility closures and consolidations.

As of December 31, 2014, the Company's restructuring plans had been substantially completed and the Company does not expect to record significant future charges under any of these restructuring plans.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Restructuring and other charges and (benefits)

The following table presents restructuring and other charges and (benefits) included in cost of revenues and restructuring and other (benefits) charges in the Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Years Ended December 31,
	2015	2014	2013
Severance	$0.4	$52.6	$22.9
Facilities	(1.0)	14.4	10.0
Contract terminations and other	—	2.3	14.6
Asset impairments and write-downs	(3.5)	139.2	—
Total	$(4.1)	$208.5	$47.5

Reported as:
Cost of revenues	$(3.5)	$41.5	$8.4
Restructuring and other (benefits) charges	(0.6)	167.0	39.1
Total	$(4.1)	$208.5	$47.5

2014 Restructuring Plan

During the year ended December 31, 2015, the Company recorded a benefit of $3.5 million for a previously recorded charge related to certain products with contract manufacturers for acceleration of the end-of-service life of such products to cost of revenues in the Consolidated Statements of Operations. Additionally, the Company recorded $0.4 million of severance costs and a benefit of $1.0 million for facilities that were recorded in restructuring and other (benefits) charges in the Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan.

During the year ended December 31, 2014, the Company recorded $52.0 million of severance costs, $14.2 million of facility consolidation and closures costs, $85.4 million of impairment charges related to licensed software, $12.3 million of asset write-downs, and $2.3 million of charges related to contract terminations, which were recorded to restructuring and other charges in the Consolidated Statements of Operations. In connection with the facility consolidation and closures charge of $14.2 million, the Company, with the consent of its landlord and the administrative agent for the holder of certain liens secured upon the buildings on the leased premises, assigned certain of its real property leases, totaling approximately 0.4 million square feet, to a third party. Concurrently with the assignments, the Company executed a sublease with the assignee for one of the properties of approximately 0.1 million square feet, for a period of two years, with one-time right to extend the term for up to six months. Under these arrangements, the Company paid $12.3 million to the landlord and was released from all future lease obligations following the date of the assignments. The Company also incurred $5.3 million of transaction fees, which were recorded to restructuring and other charges in the Consolidated Statements of Operations. Offsetting these charges was an adjustment relating to deferred rent liability relating to these premises of $9.8 million.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the year ended December 31, 2015 (in millions):

	December 31, 2014	Charges	Cash Payments	Non-cash Settlements and Other	December 31, 2015
Severance	$9.4	$0.4	$(8.2)	$(1.6)	$—
Facilities	7.4	(1.0)	(2.3)	(1.3)	2.8
Contract terminations and other	0.2	(3.5)	—	3.3	—
Total	$17.0	$(4.1)	$(10.5)	$0.4	$2.8

As of December 31, 2015, the Company's restructuring liability was $2.8 million related to facility closures, which are expected to be paid through March 2018.

Note 10. Debt and Financing

Debt

The following table summarizes the Company's short-term and long-term debt (in millions, except percentages):

	As of December 31, 2015
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due March 2016	$300.0	3.25%
3.30% fixed-rate notes, due June 2020	300.0	3.47%
4.60% fixed-rate notes, due March 2021	300.0	4.69%
4.50% fixed-rate notes, due March 2024	350.0	4.63%
4.35% fixed-rate notes, due June 2025	300.0	4.47%
5.95% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	1,950.0
Unaccreted discount	(1.3)
Total	$1,948.7

Reported as:
Short-term debt	$299.9
Long-term debt	1,648.8
Total	$1,948.7

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2015, the Company was in compliance with all covenants in the indentures governing the Notes.

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

As of December 31, 2015, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. Beginning in 2014 and through 2015, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result, the Company's customer financing activities significantly declined from fiscal year 2014 to fiscal year 2015.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $72.5 million, $440.3 million and $898.4 million during the years ended December 31, 2015, 2014, and 2013, respectively.

The Company received cash proceeds from the financing provider of $99.3 million, $602.1 million, and $843.9 million during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and December 31, 2014, the amounts

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

owed by the financing provider were $1.2 million and $28.0 million, respectively, and were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to three years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of December 31, 2015, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $9.9 million as of December 31, 2015.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the cash received from the financing provider not recognized as revenue was $1.4 million and $45.3 million, respectively.

Note 11. Equity

Cash Dividends on Shares of Common Stock

During 2015, the Company declared four quarterly cash dividends of $0.10 per share on its common stock on January 27, 2015, April 23, 2015, July 23, 2015 and on October 22, 2015, which were paid on March 24, 2015, June 23, 2015, September 22, 2015 and on December 22, 2015, respectively, to stockholders of record as of the close of business on March 3, 2015, June 2, 2015, September 1, 2015, and December 1, 2015, respectively, in the aggregate amount of $156.3 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper Networks or authorized committee thereof. See Note 18, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2015.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of December 31, 2015, there was $532.5 million of authorized funds remaining under the 2014 Stock Repurchase Program. In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees.

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase programs and accelerated share repurchase, and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2015
Repurchases under stock repurchase program	45.4	$25.16	$1,142.5
Repurchases for tax withholding	0.4	$26.70	$11.1
2014
Repurchases under stock repurchase program	46.8	$22.42	$1,050.0
Accelerated share repurchase(1)	49.3	$24.35	$1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
2013
Repurchases under stock repurchase program	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock repurchase programs may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to December 31, 2015.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the years ended December 31, 2015 and December 31, 2014 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
Other comprehensive gain (loss) before reclassifications	48.7	(4.1)	(14.2)	30.4
Amount reclassified from accumulated other comprehensive income	(106.5)	(2.3)	—	(108.8)
Other comprehensive loss	(57.8)	(6.4)	(14.2)	(78.4)
Balance as of December 31, 2014	$8.4	$(4.2)	$(18.0)	$(13.8)
Other comprehensive gain (loss) before reclassifications	9.1	(6.7)	(16.9)	(14.5)
Amount reclassified from accumulated other comprehensive income	(0.5)	9.6	—	9.1
Other comprehensive gain (loss), net	8.6	2.9	(16.9)	(5.4)
Balance as of December 31, 2015	$17.0	$(1.3)	$(34.9)	$(19.2)
________________________________

(1)
The reclassifications out of accumulated other comprehensive income, net of tax during the years ended December 31, 2015 and December 31, 2014 for realized gains on available-for-sale securities of $0.5 million and $104.3 million, respectively, are included in other (expense) income, net, in the Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive (loss) income, net of tax during the year ended December 31, 2015 for realized losses on cash flow hedges are included within cost of revenues of $2.9 million, research and development of $0.2 million, sales and marketing of $6.0 million, and general and administrative of $0.5 million in the Consolidated Statements of Operations. The reclassifications out of accumulated other comprehensive income during the year ended December 31, 2014 for realized gains on cash flow hedges are included within research and development of $1.4 million, sales and marketing of $0.3 million, and general and administrative of $0.7 million and for realized losses within cost of revenues of $0.1 million for which the hedged transactions relate in the Consolidated Statements of Operations.

Note 12. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the ESPP. Under these plans, the Company has granted (or, in the case of acquired plans, assumed) stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance share awards (“PSAs”).

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the 1996 Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of December 31, 2015, an aggregate of 20.5 million shares were subject to outstanding equity awards under the 2015 Plan, the 2006 Plan, and the 1996 Plan. As of December 31, 2015, 36.7 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

As of December 31, 2015, a total of approximately 66.5 million shares of common stock were reserved for future issuance upon exercise of stock options and vesting of RSUs, RSAs, and PSAs, and for the future grant of share-based compensation awards under the Company's equity incentive plans.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under the ESPP, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of December 31, 2015, approximately 18.4 million shares have been issued and 7.6 million shares remain available for future issuance under the ESPP.

During 2014, the Company completed the acquisition of WANDL Inc. and assumed the WANDL Inc. 2013 Restricted Stock Unit Plan. In connection with this plan, the Company assumed RSUs, RSAs, and PSAs and exchanged the assumed awards for Juniper Networks' RSUs, RSAs, and PSAs, respectively. The Company assumed an aggregate of 1.5 million shares of RSUs, RSAs, and PSAs in connection with the acquisition of WANDL Inc. No additional awards can be granted under this plan. As of December 31, 2015, stock options, RSUs, RSAs, and PSAs representing approximately 1.7 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2015 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	34.1	$24.13	3.1	$52.5
Canceled	(1.3)	29.56
Exercised	(5.6)	15.58
Expired	(4.1)	28.35
Balance as of December 31, 2013	23.1	$25.15	2.4	$44.6
Canceled	(0.6)	30.15
Exercised	(5.4)	19.76
Expired	(7.2)	29.11
Balance as of December 31, 2014	9.9	$24.87	2.0	$24.7
Canceled	(0.1)	23.65
Exercised	(3.5)	19.78
Expired	(2.7)	27.99
Balance as of December 31, 2015	3.6	$27.52	2.1	$16.6

As of December 31, 2015:
Vested and expected-to-vest options	3.6	$27.58	2.1	$16.3
Exercisable options	3.4	$28.82	1.8	$12.1

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $27.60 per share as of December 31, 2015 and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $27.5 million, $33.4 million, and $29.4 million for 2015, 2014, and 2013, respectively. Total fair value of options vested during 2015, 2014, and 2013 was $7.0 million, $20.8 million, and $45.2 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additional information regarding outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price (In dollars)	Number Outstanding (In millions)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price (In dollars)	Number Exercisable (In millions)	Weighted Average Exercise Price (In dollars)
$0.03 - $14.68	0.4	5.3	$3.38	0.3	$4.94
$15.09 - $18.45	0.4	0.7	15.58	0.3	15.47
$18.49 - $26.10	0.4	2.3	24.11	0.3	24.19
$26.39 - $27.44	0.5	1.0	26.97	0.5	26.97
$27.62 - $29.33	0.1	2.0	28.88	0.1	28.88
$29.89 - $29.89	0.5	1.2	29.89	0.5	29.89
$30.01 - $36.49	0.4	1.9	32.76	0.4	32.76
$38.93 - $38.93	0.1	2.4	38.93	0.1	38.93
$40.26 - $40.26	0.5	2.2	40.26	0.6	40.26
$44.00 - $44.00	0.3	2.1	44.00	0.3	44.00
$0.03 - $44.00	3.6	2.1	$27.52	3.4	$28.82

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three years ended December 31, 2015 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	26.8	$27.76	1.7	$565.0
RSUs granted	10.3	20.32
PSAs granted(1)	2.2	21.27
RSUs vested(2)	(6.1)	26.15
PSAs vested(2)	(1.1)	28.52
RSAs vested(2)	(1.6)	19.59
RSUs canceled	(3.4)	22.99
PSAs canceled	(1.7)	29.10
Balance as of December 31, 2013	25.4	$23.44	1.1	$573.5
RSUs granted(3)(6)	10.0	22.52
RSUs assumed(4)	0.4	22.66
RSAs assumed(4)	0.9	22.66
PSAs granted(5)(6)	1.4	24.25
PSAs assumed(4)	0.2	22.66
RSUs vested(2)	(7.3)	22.98
RSAs vested(2)	(1.4)	19.59
PSAs vested(2)	(1.1)	36.19
RSUs canceled	(4.0)	21.63
PSAs canceled	(3.2)	30.43
Balance as of December 31, 2014	21.3	$22.05	1.1	$475.0
RSUs granted(3)(6)	8.9	23.41
PSAs granted(6)(7)	1.0	23.76
RSUs vested(2)	(7.2)	22.58
RSAs vested(2)	(1.8)	20.13
PSAs vested(2)	(0.3)	22.52
RSUs canceled	(2.3)	22.18
PSAs canceled	(1.0)	22.27
Balance at December 31, 2015	18.6	$22.71	1.1	$514.1

As of December 31, 2015
Vested and expected-to-vest RSUs, RSAs, and PSAs	15.3	$22.59	1.0	$421.3
________________________________

(1)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee (or an authorized subcommittee) are achieved at target is 1.1 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 2.2 million shares.

(2)	Total fair value of RSUs, RSAs, and PSAs vested during 2015, 2014, and 2013 was $202.7 million, $238.5 million, and $221.5 million, respectively.

(3)	Includes service-based and market-based RSUs granted under the 2006 Plan and 2015 Plan according to their terms.

(4)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL Inc.

(5)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee (or an authorized subcommittee) are achieved at target is 0.7 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 1.4 million shares.

(6)
On February 20, 2014, the Company announced its intention to initiate a quarterly cash dividend of $0.10 per share of common stock in the third quarter of 2014. As a result of the Company's announcement, the grant date fair value of RSUs and PSAs granted after the

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

announcement date were reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

(7)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee (or an authorized subcommittee) are achieved at target is 0.7 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 1.0 million shares.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan and the 2006 Plan, as applicable:

Number of Shares
Balance as of December 31, 2014	47.8
RSUs and PSAs granted (1)	(20.7)
RSUs and PSAs canceled (1)(2)	7.0
Options canceled (2)	0.1
Options expired (2)	2.7
Shares discontinued (3)	(38.2)
Shares authorized under the 2015 Plan	38.0
Balance as of December 31, 2015	36.7
________________________________

(1)
RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant under the 2015 Plan and the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)
Canceled or expired options under the 2006 Plan and the 1996 Plan and canceled RSUs and PSAs under the 2006 Plan are no longer available for future grant under such plans; however, the number of shares available for grant under the 2015 Plan will be increased by the amount of such canceled or expired options, RSUs or PSAs, as applicable, up to a maximum of 29.0 million additional shares of common stock, pursuant to the terms of the 2015 Plan.

(3)
Authorized shares not subject to outstanding awards under the 2006 Plan were canceled on May 19, 2015, following the approval by the Company’s stockholders of the 2015 Plan. Effective May 19, 2015, no additional awards are issuable under the 2006 Plan.

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 2.7 million, 2.9 million, and 3.3 million shares of common stock through the ESPP at an average exercise price of $19.25, $19.30, and $16.53 per share during 2015, 2014, and 2013, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for stock options, ESPP, and market-based RSUs were as follows:

	Years Ended December 31,
	2015	2014	2013
ESPP(1):
Volatility	29%	30%	36%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5
Dividend yield	1.7%	0% - 1.8%	—
Weighted-average fair value per share	$5.63	$5.72	$5.54

Market-based RSUs(2)
Volatility	34%	36%	—
Risk-free interest rate	1.4%	1.6%	—
Dividend yield	1.8%	0% - 2.0%	—
Weighted-average fair value per share	$14.97	$16.89	—
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues - Product	$5.6	$5.0	$4.7
Cost of revenues - Service	13.8	14.2	15.4
Research and development	125.4	134.5	127.6
Sales and marketing	45.6	60.2	70.9
General and administrative	26.9	26.1	26.0
Total	$217.3	$240.0	$244.6

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2015	2014	2013
Stock options	$6.6	$14.9	$31.5
RSUs, RSAs, and PSAs	197.3	209.7	196.8
ESPP	13.4	15.4	16.3
Total	$217.3	$240.0	$244.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of December 31, 2015 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$2.1	0.6
RSUs, RSAs, and PSAs	$211.2	1.7

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $19.6 million, $20.2 million, and $20.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments and offsetting obligations are included within accrued compensation in the Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other (expense) income, net, and the offsetting compensation expense is recorded as operating expenses in the Consolidated Statements of Operations. The deferred compensation liability under the NQDC plan was approximately $17.7 million and $16.3 million as of December 31, 2015 and December 31, 2014, respectively.

Note 13. Segments

The Company conducts business globally and is managed, operated and organized by major functional departments that operate on a consolidated basis. Each major functional leader reports directly to the Company's chief executive officer, who is the chief operating decision maker (“CODM”). The Company’s CODM views the business, allocates resources and assesses the performance of the Company primarily based on consolidated financial information for the entire business, accompanied by disaggregated information about net revenues by product and service and geographic region as presented below. As a result, the Company operates in one reportable operating segment, and all financial segment information can be found in the accompanying Consolidated Financial Statements.

The following table presents net revenues by product and service (in millions):

	Years Ended December 31,
	2015	2014	2013
Routing	$2,359.2	$2,223.9	$2,318.0
Switching	768.3	721.2	638.0
Security	435.6	463.6	563.9
Total product	3,563.1	3,408.7	3,519.9

Total service	1,294.7	1,218.4	1,149.2
Total	$4,857.8	$4,627.1	$4,669.1

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2015	2014	2013
Americas:
United States	$2,568.6	$2,410.6	$2,381.5
Other	223.6	219.7	232.0
Total Americas	2,792.2	2,630.3	2,613.5
Europe, Middle East, and Africa	1,320.3	1,263.3	1,256.9
Asia Pacific	745.3	733.5	798.7
Total	$4,857.8	$4,627.1	$4,669.1

During the years ended December 31, 2015, 2014, and 2013, no customer accounted for greater than 10% of the Company's net revenues.

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of December 31,
	2015	2014
United States	$925.5	$871.7
International	129.4	95.0
Property and equipment, net and purchased intangible assets, net	$1,054.9	$966.7

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2015 and December 31, 2014, were attributable to U.S. operations.

Note 14.	Income Taxes

The components of pretax (loss) income and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Domestic	$456.3	$(509.7)	$248.7
Foreign	395.9	423.4	276.8
Total pretax (loss) income	$852.2	$(86.3)	$525.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Current provision (benefit):
Federal	$181.4	$180.1	$(12.9)
States	15.9	15.2	(5.0)
Foreign	43.3	33.7	32.5
Total current provision (benefit)	240.6	229.0	14.6
Deferred provision (benefit):
Federal	(16.7)	17.3	51.2
States	(0.4)	1.2	(2.7)
Foreign	(5.0)	0.5	22.6
Total deferred provision (benefit)	(22.1)	19.0	71.1
Income tax benefits attributable to employee stock plan activity	—	—	—
Total provision (benefit) for income taxes	$218.5	$248.0	$85.7

The provision for income taxes differs from the amount computed by applying the federal statutory rate to pretax (loss) income as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Expected (benefit) provision at 35% rate	$298.3	$(30.2)	$184.0
State taxes (benefit), net of federal benefit	8.9	9.5	(3.6)
Foreign income at different tax rates	(68.9)	(90.2)	(37.7)
R&D tax credits	(12.7)	(17.1)	(32.5)
Share-based compensation	13.2	25.3	25.6
Non-deductible goodwill impairment	—	297.5	—
Gain on sale of Junos Pulse	—	75.6	—
Release of valuation allowance	—	(22.8)	—
Settlement with tax authorities	—	—	(28.3)
Domestic production activities	(15.1)	(6.8)	(26.3)
Non-deductible compensation	3.7	3.2	1.5
Cost sharing adjustment	(13.2)	—	—
Other	4.3	4.0	3.0
Total provision for income taxes	$218.5	$248.0	$85.7

In 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding share-based compensation from its inter-company cost-sharing arrangement. As a result, the Company has reversed the inclusion of share-based compensation in cost-sharing arrangement as a cumulative adjustment in the quarter ended September 30, 2015. Because this change to cost sharing increases the Company's cumulative foreign earnings, approximately $70.3 million of the gross income tax benefit associated with this change has been offset by an increase in income tax expense accrued upon the company’s foreign earnings. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

The passage of Protecting Americans from Tax Hike Act of 2015, on December 18, 2015, retroactively and permanently reinstated the U.S. federal R&D tax credit effective January 1, 2015.

In 2014, the Company provided tax on a pre-tax loss primarily due to the non-deductible goodwill charge. In 2013, the Company recorded $64.2 million of net income tax benefit related to items unique to the year. These amounts included $19.7 million for a multi-year claim related to the U.S. production activities deduction, $28.3 million for a tax settlement with the IRS, and $16.2 million

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

of U.S. federal R&D tax credit resulting from the American Taxpayer Relief Act of 2012 signed on January 2, 2013, which retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013.

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$1.0	$1.3
Foreign tax credit carry-forwards	75.4	69.7
Research and other credit carry-forwards	128.7	122.5
Deferred revenue	109.3	104.9
Stock-based compensation	49.1	55.8
Cost sharing adjustment	70.1	—
Reserves and accruals not currently deductible	173.9	129.8
Other	19.2	19.8
Total deferred tax assets	626.7	503.8
Valuation allowance	(146.2)	(144.5)
Deferred tax assets, net of valuation allowance	480.5	359.3
Deferred tax liabilities:
Property and equipment basis differences	(44.1)	(35.6)
Purchased intangibles	(3.1)	(16.7)
Unremitted foreign earnings	(365.4)	(260.6)
Deferred compensation and other	(12.0)	(5.1)
Other	—	—
Total deferred tax liabilities	(424.6)	(318.0)
Net deferred tax assets(1)	$55.9	$41.3
 _______________________________

(1)
During the year ended December 31, 2015, the Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the Consolidated Balance Sheets. Certain amounts in the prior-year Consolidated Financial Statements were retrospectively adjusted to conform to the current-year presentation.

As of December 31, 2015 and 2014, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $146.2 million and $144.5 million, respectively. The balance at December 31, 2015 consisted of approximately $128.1 million and $9.7 million against the Company's California and Massachusetts deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets on which the Company recorded a valuation allowance are approximately $8.4 million related to losses that are capital in nature and may carry forward to offset future capital gains only. The valuation allowance increased in 2015 by $1.7 million related to an increase in the California R&D tax credit and decreased $11.2 million in 2014 related to utilization of losses that are capital in nature offset by the increase in the California R&D tax credit.

As of December 31, 2015, the Company had California net operating loss carry-forwards of approximately $49.5 million of which $48.0 million is expected to expire unused. The Company also had California tax credit carry-forwards of approximately $237.1 million. Approximately $19.5 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2016. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $2.2 billion of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2015. These earnings are considered indefinitely invested in operations outside of the U.S., as the Company intends to utilize these amounts to fund future

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

expansion of its international operations. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2015, 2014, and 2013, the total amount of gross unrecognized tax benefits was $216.1 million, $199.2 million, and $137.6 million, respectively. As of December 31, 2015, approximately $181.8 million of the $216.1 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$199.2	$137.6	$136.1
Tax positions related to current year:
Additions	18.1	62.5	15.8
Tax positions related to prior years:
Additions	5.3	0.6	22.6
Reductions	(2.9)	—	(2.2)
Settlements	—	—	(31.1)
Lapses in statutes of limitations	(3.6)	(1.5)	(3.6)
Balance at end of year	$216.1	$199.2	$137.6

As of December 31, 2015, 2014, and 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $24.1 million, $22.3 million, and $18.4 million, respectively, to other long-term liabilities in the Consolidated Balance Sheets. The Company recognized an expense for net interest and penalties of $2.5 million, $2.8 million, and $0.6 million in its Consolidated Statements of Operations during the years ended December 31, 2015, 2014, and 2013, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $18.6 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

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

The Company is currently under examination by the IRS for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. In 2015, the IRS issued “Notices of Proposed Adjustments” related to the examination. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2015, the Company believes the resolution of the audits will not have a material adverse impact on the financial statements.

The Company is also subject to separate ongoing examinations by the India tax authorities for the 2003 tax year, 2004 through 2008 tax years, and the 2009 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2015.

In 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year. In 2009, the India tax authorities commenced a separate investigation of the Company's 2004 through 2008 tax returns and are disputing the

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Company's determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 related to this matter. The Company understands that in accordance with the administrative and judicial process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.

The Company is pursuing all available administrative remedies relative to these matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however, there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations.

Note 15. Net Income per Share

The Company computed basic and diluted net (loss) income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$633.7	$(334.3)	$439.8
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	390.6	457.4	501.8
Dilutive effect of employee stock awards	8.8	—	8.5
Weighted-average shares used to compute diluted net income (loss) per share	399.4	457.4	510.3
Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$1.62	$(0.73)	$0.88
Diluted	$1.59	$(0.73)	$0.86

Anti-dilutive:
Potential anti-dilutive shares	3.4	20.8	13.2

Basic net income per share is computed using net income (loss) available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income (loss) available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, issuances of ESPP, and vesting of RSUs, RSAs, and PSAs. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The following table summarizes the Company’s future minimum payments under non-cancelable operating leases for each of the next five years and thereafter as of December 31, 2015 (in millions):

Years Ending December 31,	Amount
2016	$35.7
2017	25.6
2018	18.6
2019	10.3
2020	7.8
Thereafter	15.7
Total	$113.7

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Rent expense for 2015, 2014, and 2013 was approximately $43.2 million, $46.0 million, and $52.8 million, respectively.

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

As the Company is subject to certain contractual obligations during the construction period, the Company is deemed the owner of the property during the construction period. Accordingly, as of December 31, 2015, the Company capitalized the construction cost by recording a build-to-suit lease asset under construction in progress of $45.6 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Consolidated Balance Sheets.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $591.2 million as of December 31, 2015.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2015, the Company had accrued $18.0 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of December 31, 2015, the Company held short-term and long-term debt consisting of senior notes with a carrying value of $299.9 million and $1,648.8 million, respectively. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2020 and bears interest at a rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Debt and Financing, for further discussion of the Company's short-term and long-term debt.

Other Contractual Obligations

As of December 31, 2015, other contractual obligations primarily consisted of (1) $36.2 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014; (2) $3.5 million in campus build-out obligations; and (3) $33.4 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of December 31, 2015, the Company had $187.3 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of December 31, 2015, the Company recorded a $15.0 million liability for such indemnification obligations in other accrued liabilities in the Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2015 and 2014, the Company had $15.8 million and $26.2 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $9.9 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2015. See Note 10, Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

Legal Proceedings

Investigations

The U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company is cooperating with these agencies regarding these matters. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. The Company is unable to predict the duration, scope or outcome of the SEC and DOJ investigations, but believes that an adverse outcome is reasonably possible. However, the Company is not able to estimate a reasonable range of possible loss. The SEC and/or DOJ could take action against the Company or the Company could agree to settle. In such event, the Company could be required to pay substantial fines and sanctions and/or implement additional remedial measures; in addition, it may be determined that the Company violated the FCPA.

Other Litigation

In addition to the investigations discussed above, the Company is involved in other disputes, litigation, and other legal actions. The Company is aggressively defending these current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these existing claims or proceedings are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above.

Note 17. Selected Quarterly Financial Data (Unaudited)

The tables below set forth selected unaudited financial data for each quarter of the two years ended December 31, 2015 (in millions, except per share amounts):

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$764.1	$899.7	$925.4	$973.9
Service	303.3	322.5	323.2	345.7
Total net revenues	1,067.4	1,222.2	1,248.6	1,319.6
Cost of revenues:
Product	288.8	311.7	322.6	346.5
Service	121.3	129.0	128.6	130.7
Total cost of revenues	410.1	440.7	451.2	477.2
Gross margin	657.3	781.5	797.4	842.4
Operating expenses:
Research and development	248.7	251.6	247.0	247.2
Sales and marketing	220.2	232.4	235.3	255.9
General and administrative	55.2	56.3	57.1	60.3
Restructuring and other charges (benefit)	1.4	(1.9)	—	(0.1)
Total operating expenses	525.5	538.4	539.4	563.3
Operating income	131.8	243.1	258.0	279.1
Other expense, net(1)(3)	(15.8)	(17.1)	(8.4)	(18.5)
Income before income taxes	116.0	226.0	249.6	260.6
Income tax provision(2)	35.8	68.0	51.9	62.8
Net income	$80.2	$158.0	$197.7	$197.8

Net income per share:(4)
Basic	$0.20	$0.41	$0.52	$0.52
Diluted	$0.19	$0.40	$0.51	$0.51
Cash dividends declared per common stock(5)	$0.10	$0.10	$0.10	$0.10
_______________________________

(1)
During the first quarter of 2015, the Company issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 and $300.0 million aggregate principal amount of 4.35% senior notes due 2025. As a result, the Company recorded interest expense of $19.1 million, related to long-term debt issued in 2015 in other expense, net during the year ended December 31, 2015.

(2)
Includes approximately $13.2 million net benefit of cumulative adjustment related to the change in treatment of share-based compensation as a result of the U.S. Tax Court decision in Altera Corporation et al., or Altera, v. Commissioner. See Note 14, Income Taxes, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for further information.

(3)	During the fourth quarter of 2015, the Company recorded a gain on privately held investments of $7.3 million in other expense, net.

(4)	Net income per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year or any cumulative interim period.

(5)
On January 27, 2015, April 23, 2015, July 23, 2015 and on October 22, 2015, the company declared a quarterly cash dividend of $0.10 per share of common stock to stockholders on record as of the close of business March 3, 2015, June 2, 2015, September 1, 2015, and December 1, 2015, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$876.0	$929.2	$809.5	$794.0
Service	294.1	300.3	316.4	307.6
Total net revenues	1,170.1	1,229.5	1,125.9	1,101.6
Cost of revenues:
Product	326.6	359.3	290.0	310.9
Service	123.4	122.0	121.1	115.6
Total cost of revenues (1)	450.0	481.3	411.1	426.5
Gross margin	720.1	748.2	714.8	675.1
Operating expenses:
Research and development	264.0	255.5	253.2	233.5
Sales and marketing	273.4	258.0	249.2	243.0
General and administrative	74.9	60.6	55.0	40.6
Restructuring and other charges (benefits)(1)	114.0	58.2	(15.0)	9.8
Impairment of goodwill(2)	—	—	—	850.0
Total operating expenses	726.3	632.3	542.4	1,376.9
Operating (loss) income	(6.2)	115.9	172.4	(701.8)
Other income (expense), net(3)	154.2	178.6	(6.8)	7.4
Income (loss) before income taxes	148.0	294.5	165.6	(694.4)
Income tax provision	37.4	73.4	62.0	75.2
Net income (loss)	$110.6	$221.1	$103.6	$(769.6)

Net income (loss) per share:(4)
Basic	$0.23	$0.47	$0.23	$(1.81)
Diluted	$0.22	$0.46	$0.23	$(1.81)
Cash dividends declared per common stock(5)	$—	$—	$0.10	$0.10
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

(3)
In the first quarter of 2014, the Company recorded a gain of $163.0 million related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon initial public offering. In the second quarter, the Company entered into a settlement agreement with Palo Alto Networks, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. All such Palo Alto Networks securities were sold in the third quarter, and the Company recorded an additional $0.8 million gain. In the fourth quarter, the Company recorded a gain of $19.6 million on the sale of Junos Pulse.

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

Note 18. Subsequent Events

Business Combination

In January 2016, the Company entered into a definitive agreement to acquire BTI Systems Inc., a provider of cloud and metro optical networking systems and software to content, cloud and service providers, for (i) approximately $65.0 million in cash (inclusive of debt) plus cash on hand at closing and (ii) the assumption of restricted stock units outstanding at closing. The Company believes that this acquisition will allow the Company to accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and Juniper's Connectivity Services Director, as well as NorthStar Controller. The Company believes that, together, these products provide a unified management interface for multi-layer provisioning of end-to-end services across IP and optical networks. The consummation of this acquisition is subject to customary closing conditions.

Dividend Declaration

On January 27, 2016, the Company announced that it had declared a quarterly cash dividend of $0.10 per share of common stock payable on March 22, 2016 to stockholders of record as of the close of business on March 1, 2016.

Stock Repurchase Activities

Subsequent to December 31, 2015, through the filing of this Annual Report on Form 10-K, the Company repurchased 3.1 million shares of its common stock, for an aggregate purchase price of $75.0 million at an average price of $23.89 per share, under the 2014 Stock Repurchase Program and were settled prior to the filing of this Report. Under the 2014 Stock Repurchase Program, the Company has $457.5 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities law and other legal requirements. This program may be discontinued at any time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Report:

Schedule	Page
Schedule II - Valuation and Qualifying Account	120

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

See Exhibit Index in this Report.

(b) Exhibits

See Exhibit Index in this Report.

(c) None

JUNIPER NETWORKS, the Juniper Networks logo, JUNOS, MYKONOS, NETSCREEN, QFABRIC, and SCREENOS are registered trademarks of Juniper Networks, Inc. and/or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 19, 2016	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

February 19, 2016	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rami Rahim, Brian Martin, Kenneth Miller and Robyn M. Denholm, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
Rami Rahim

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial and Operations Officer (Principal Financial Officer)	February 19, 2016
Robyn M. Denholm

/s/ Terrance F. Spidell	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
Terrance F. Spidell

/s/ Scott Kriens	Chairman of the Board	February 19, 2016
Scott Kriens

/s/ Pradeep Sindhu	Vice Chairman of the Board and Chief Technical Officer	February 19, 2016
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 19, 2016
Robert M. Calderoni

Signature	Title	Date

/s/ Rahul Merchant	Director	February 19, 2016
Rahul Merchant

/s/ James Dolce	Director	February 19, 2016
James Dolce

/s/ Mercedes Johnson	Director	February 19, 2016
Mercedes Johnson

/s/ Kevin DeNuccio	Director	February 19, 2016
Kevin DeNuccio

/s/ Gary Daichendt	Director	February 19, 2016
Gary Daichendt

/s/ William R. Stensrud	Director	February 19, 2016
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014, and 2013
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2015	$4.7	$6.5	$(1.9)	$9.3
2014	$5.4	$(0.7)	$—	$4.7
2013	$9.5	$(3.8)	$(0.3)	$5.4

		Additions
Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Charged to Other Accounts	Used	Balance at End of Year
2015	$50.2	$65.4	$92.6	$(137.0)	$71.2
2014	$49.0	$53.2	$80.9	$(132.9)	$50.2
2013	$52.7	$35.0	$61.5	$(100.2)	$49.0

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc.	10-K	3.1	001-34501	2/26/2014
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	001-34501	2/5/2016
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.2	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.3	Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York	8-K	4.1	001-34501	3/4/2014
4.4	Third Supplemental Indenture, dated March 4, 2015, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/10/2015
4.5	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016	8-K	4.9	001-34501	3/4/2011
4.6	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021	8-K	4.10	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.11	001-34501	3/4/2011
4.8	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024	10-Q	4.2	001-34501	5/8/2014
4.9	Form of Note for Juniper Networks, Inc.’s 3.300% Senior Notes due 2020	8-K	4.2	001-34501	3/10/2015
4.10	Form of Note for Juniper Networks, Inc.’s 4.350% Senior Notes due 2025	8-K	4.3	001-34501	3/10/2015
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees++	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014++	10-Q	10.9	001-34501	11/10/2014
10.6	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.7	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.8	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.9	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.10	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.2	000-26339	5/9/2008
10.11	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.3	000-26339	5/9/2008
10.12	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.13	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.4	333.204297	5/19/2015
10.14	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000.34501	11/5/2010
10.15	Juniper Networks, Inc. Performance Bonus Plan++	8-K	10.56	001-34501	5/23/2011
10.16	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.17	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.18	WANDL, Inc. 2013 Restricted Stock Unit Plan++	S-8	4.4	333-193906	2/12/2014

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.19	Amended and Restated Contrail Systems Inc. 2012 Stock Plan, dated December 2, 2012++	10-K	10.56	001-34501	2/26/2013
10.20	Juniper Networks, Inc. 2015 Equity Incentive Plan++	S-8	4.3	333-204297	5/19/2015
10.21	Form of Restricted Stock Unit Agreement effective as of May 19, 2015++	8-K	10.2	001-34501	5/20/2015
10.22	Form of Performance Share Agreement effective as of May 19, 2015++	8-K	10.3	001-34501	5/20/2015
10.23	Form of Stock Option Agreement effective as of May 19, 2015++	8-K	10.4	001-34501	5/20/2015
10.24	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant, dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.25	Lease between Mathilda Associates LLC and the Registrant, dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.26	Lease between Mathilda Associates LLC and the Registrant, dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.27	Lease between Mathilda Associates II LLC and the Registrant, dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
10.28	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.29	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.30	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.31	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.32	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.33	Form of Severance Agreement for Certain Officers first used in April 2012++	10-Q	10.2	001-34501	5/9/2012
10.34	Form of Severance Agreement for Certain Officers first used in November 2014++	10-Q	10.10	001-34501	11/10/2014
10.35	Form of Change of Control Agreement for Certain Officers, approved for use on August 26, 2015++	8-K	10.1	001-34501	8/31/2015
10.36	Share Repurchase Transaction Agreement, dated February 27, 2014, between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.	10-Q	10.1	001-34501	5/8/2014
10.37	Share Repurchase Transaction Agreement, dated February 27, 2014, between Juniper Networks, Inc. and Goldman, Sachs & Co.	10-Q	10.2	001-34501	5/8/2014
10.38	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.39	Credit Agreement, dated as of June 27, 2014, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent	8-K	10.1	001-34501	6/27/2014
10.40	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.1	001-34501	11/10/2014
10.41	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.2	001-34501	11/10/2014
10.42	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.3	001-34501	11/10/2014
10.43	Consent to Assignment and Third Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.4	001-34501	11/10/2014

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.44	Consent to Assignment and Second Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.5	001-34501	11/10/2014
10.45	Consent to Assignment and Amendment No. 3 to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.6	001-34501	11/10/2014
10.46	Sublease by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord, dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.7	001-34501	11/10/2014
10.47	First Amendment to Sublease, dated June 30, 2015, by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.3	001-34501	11/5/2015
10.48	Consent to Sublease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.8	001-34501	11/10/2014
10.49	First Amendment to Consent to Sublease, dated August 28, 2015, by and between FSP-Sunnyvale Office Park, LLC, Juniper Networks, Inc., and Google Inc.	10-Q	10.4	001-34501	11/5/2015
10.50	Employment Offer Letter between Juniper Networks, Inc. and Shaygan Kheradpir++	8-K	10.1	001-34501	11/13/2013
10.51	Employment Offer Letter, dated November 18, 2014, between Juniper Networks, Inc. and Rami Rahim++	8-K	10.1	001-34501	11/24/2014
10.52	Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor++	10-Q	10.1	001-34501	5/8/2015
10.53	Amendment, dated August 26, 2015, to Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor++	10-Q	10.1	001-34501	11/5/2015
10.54	Employment Offer Letter between Juniper Networks, Inc. and Brian Martin++	10-Q	10.2	001-34501	11/5/2015
10.55	Agreement, dated April 7, 2015, between Juniper Networks, Inc. and Shaygan Kheradpir++	8-K/A	10.1	001-34501	4/10/2015
10.56	Severance Agreement, dated October 16, 2015, between Juniper Networks, Inc. and Brian Martin++	10-Q	10.6	001-34501	11/5/2015
10.57	Severance Agreement, dated February 20, 2015, between Juniper Networks, Inc. and Robyn Denholm++	10-K	10.67	001-34501	2/20/2015
10.58
Indemnification Trust Agreement, dated June 23, 2003, by and among Juniper Networks, Inc., BNY Mellon Trust of Delaware (formerly The Bank of New York (Delaware)) and Mitchell L. Gaynor, as the Beneficiaries’ Representative*++

10.59
Amendment No. 1 to Indemnification Trust Agreement by and among Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and Mitchell L. Gaynor, as the Beneficiaries’ Representative, dated March 2014*++

10.60	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015*++
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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