Form 10-Q
period 2016-03-31
JUNIPER NETWORKS INC
filed 2016-05-09
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 383,945,069 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 6, 2016.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Product	$753.0	$764.1
Service	344.9	303.3
Total net revenues	1,097.9	1,067.4
Cost of revenues:
Product	277.9	288.8
Service	129.1	121.3
Total cost of revenues	407.0	410.1
Gross margin	690.9	657.3
Operating expenses:
Research and development	251.0	248.7
Sales and marketing	231.8	220.2
General and administrative	59.4	55.2
Restructuring and other charges	—	1.4
Total operating expenses	542.2	525.5
Operating income	148.7	131.8
Other expense, net	(22.2)	(15.8)
Income before income taxes	126.5	116.0
Income tax provision	35.1	35.8
Net income	$91.4	$80.2

Net income per share:
Basic	$0.24	$0.20
Diluted	$0.23	$0.19
Shares used in computing net income per share:
Basic	383.2	407.1
Diluted	389.3	414.2
Cash dividends declared per common stock	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$91.4	$80.2
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.1 and ($3.8), respectively	4.3	(0.8)
Reclassification adjustment for realized net loss (gain) on available-for-sale securities included in net income, net of tax provision of zero, respectively	0.1	(0.2)
Net change on available-for-sale securities, net of taxes	4.4	(1.0)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges, net of tax provisions of ($0.5) and ($0.3), respectively	2.5	(6.4)
Reclassification adjustment for realized net losses on cash flow hedges included in net income, net of tax (benefit) provision of ($0.2) and $0.1, respectively	1.1	3.1
Net change on cash flow hedges, net of taxes	3.6	(3.3)
Change in foreign currency translation adjustments	3.7	(11.1)
Other comprehensive income (loss), net of tax	11.7	(15.4)
Comprehensive income	$103.1	$64.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,646.0	$1,420.9
Short-term investments	599.4	527.1
Accounts receivable, net of allowances	783.9	780.7
Prepaid expenses and other current assets	244.9	183.7
Total current assets	3,274.2	2,912.4
Property and equipment, net	1,047.3	1,021.0
Long-term investments	1,171.4	1,244.2
Restricted cash and investments	36.1	36.2
Purchased intangible assets, net	30.6	33.9
Goodwill	2,981.3	2,981.3
Other long-term assets	376.8	378.9
Total assets	$8,917.7	$8,607.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$299.9
Accounts payable	233.0	159.3
Accrued compensation	180.5	269.5
Deferred revenue	893.3	822.9
Other accrued liabilities	208.5	250.3
Total current liabilities	1,515.3	1,801.9
Long-term debt	2,131.8	1,637.5
Long-term deferred revenue	366.7	345.2
Long-term income taxes payable	190.4	187.3
Other long-term liabilities	75.4	61.6
Total liabilities	4,279.6	4,033.5
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 386.3 shares and 384.0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	8,330.7	8,334.8
Accumulated other comprehensive loss	(7.5)	(19.2)
Accumulated deficit	(3,685.1)	(3,741.2)
Total stockholders' equity	4,638.1	4,574.4
Total liabilities and stockholders' equity	$8,917.7	$8,607.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$91.4	$80.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	51.8	46.0
Depreciation, amortization, and accretion	47.0	47.5
Restructuring and other charges	—	1.4
Deferred income taxes	21.1	11.3
Loss (gain) on investments, net	5.4	(0.6)
Excess tax benefits from share-based compensation	—	(1.7)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3.2)	54.2
Prepaid expenses and other assets	(59.6)	(21.8)
Accounts payable	69.8	(7.8)
Accrued compensation	(89.3)	(54.1)
Income taxes payable	(24.2)	14.1
Other accrued liabilities	(29.8)	(48.4)
Deferred revenue	92.0	99.0
Net cash provided by operating activities	172.4	219.3
Cash flows from investing activities:
Purchases of property and equipment	(49.3)	(44.2)
Purchases of available-for-sale investments	(360.7)	(398.8)
Proceeds from sales of available-for-sale investments	286.2	169.5
Proceeds from maturities of available-for-sale investments	79.6	57.3
Purchases of trading investments	(2.5)	(1.9)
Purchases of privately-held investments	(10.5)	(3.2)
Net cash used in investing activities	(57.2)	(221.3)
Cash flows from financing activities:
Proceeds from issuance of common stock	32.0	31.8
Purchases and retirement of common stock	(83.4)	(402.4)
Issuance of long-term debt, net	494.0	594.6
Repayment of long-term debt	(300.0)	—
Payment for capital lease obligation	—	0.4
Excess tax benefits from share-based compensation	—	1.7
Payment of cash dividends	(38.3)	(40.8)
Net cash provided by financing activities	104.3	185.3
Effect of foreign currency exchange rates on cash and cash equivalents	5.6	(12.1)
Net increase in cash and cash equivalents	225.1	171.2
Cash and cash equivalents at beginning of period	1,420.9	1,639.6
Cash and cash equivalents at end of period	$1,646.0	$1,810.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2016, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in the prior-year Financial Statements contained in this Report have been reclassified to conform to the current-year presentation, including the adoption of Accounting Standards Update ("ASU") No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted this standard effective January 1, 2016, resulting in a $11.3 million decrease in both other long-term assets and long-term debt as of December 31, 2015 on the Condensed Consolidated Balance Sheets. The adoption of ASU No. 2015-03 had no impact to the Company’s Condensed Consolidated Statements of Operations.

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

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09 (Topic 718) Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture, statutory tax withholding requirements, and classification on the statement of cash flows. ASU-2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-07 (Topic 323) Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This update requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

qualified for use of the equity method. ASU 2016-07 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06 (Topic 815) Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). In addition, in March 2016, the FASB issued ASU No. 2016-05 (Topic 815), Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, ("ASU 2016-05"), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 and ASU 2016-05 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases ("ASU 2016-02"), which requires recognition of lease assets and lease liabilities on the balance sheet by the lessees for lease contracts with a lease term of more than twelve months. ASU 2016-02 should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair value. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2016-01will have on its Consolidated Financial Statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”) which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements and disclosures.

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of March 31, 2016 and December 31, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016
Fixed income securities:
Asset-backed securities	$324.5	$0.2	$(0.1)	$324.6
Certificates of deposit	18.1	—	—	18.1
Commercial paper	6.7	—	—	6.7
Corporate debt securities	869.0	1.7	(1.1)	869.6
Foreign government debt securities	22.8	—	—	22.8
Government-sponsored enterprise obligations	200.0	0.1	—	200.1
U.S. government securities	336.2	0.2	(0.1)	336.3
Total fixed income securities	1,777.3	2.2	(1.3)	1,778.2
Money market funds	129.7	—	—	129.7
Mutual funds	6.0	0.1	—	6.1
Publicly-traded equity securities	8.8	0.1	(0.4)	8.5
Total available-for-sale securities	1,921.8	2.4	(1.7)	1,922.5
Trading securities in mutual funds(*)	18.9	—	—	18.9
Total	$1,940.7	$2.4	$(1.7)	$1,941.4

Reported as:
Cash equivalents	$134.8	$—	$—	$134.8
Restricted investments	35.7	0.1	—	35.8
Short-term investments	599.7	0.3	(0.6)	599.4
Long-term investments	1,170.5	2.0	(1.1)	1,171.4
Total	$1,940.7	$2.4	$(1.7)	$1,941.4
________________________________

(*)	Balance consists of the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$312.2	$—	$(0.5)	$311.7
Certificates of deposit	9.6	—	—	9.6
Commercial paper	17.7	—	—	17.7
Corporate debt securities	913.8	0.2	(2.6)	911.4
Foreign government debt securities	16.5	—	—	16.5
Government-sponsored enterprise obligations	204.1	—	(0.4)	203.7
U.S. government securities	278.0	—	(0.4)	277.6
Total fixed income securities	1,751.9	0.2	(3.9)	1,748.2
Money market funds	29.7	—	—	29.7
Mutual funds	6.1	0.1	—	6.2
Publicly-traded equity securities	8.7	0.8	(0.7)	8.8
Total available-for-sale securities	1,796.4	1.1	(4.6)	1,792.9
Trading securities in mutual funds(*)	17.7	—	—	17.7
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

Reported as:
Cash equivalents	$3.4	$—	$—	$3.4
Restricted investments	35.8	0.1	—	35.9
Short-term investments	527.2	0.9	(1.0)	527.1
Long-term investments	1,247.7	0.1	(3.6)	1,244.2
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

________________________________

(*)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2016 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$606.7	$0.3	$(0.2)	$606.8
Due between one and five years	1,170.6	1.9	(1.1)	1,171.4
Total	$1,777.3	$2.2	$(1.3)	$1,778.2

The Company had 348 and 682 investments in unrealized loss positions as of March 31, 2016 and December 31, 2015, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2016, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2016 and March 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2016 and March 31, 2015, the Company did not recognize other-than-temporary impairments associated with these investments.

During the three months ended March 31, 2016 and March 31, 2015, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2016
Fixed income securities:
Asset-backed securities(1)	$143.3	$(0.1)	$19.5	$—	$162.8	$(0.1)
Certificates of deposit(2)	3.3	—	—	—	3.3	—
Corporate debt securities	312.2	(1.0)	49.6	(0.2)	361.8	(1.2)
Foreign government debt securities(2)	13.0	—	—	—	13.0	—
Government-sponsored enterprise obligations(2)	59.0	—	—	—	59.0	—
U.S. government securities(2)	132.6	—	—	—	132.6	—
Total fixed income securities	663.4	(1.1)	69.1	(0.2)	732.5	(1.3)
Publicly-traded equity securities	6.2	(0.4)	—	—	6.2	(0.4)
Total available-for-sale securities	$669.6	$(1.5)	$69.1	$(0.2)	$738.7	$(1.7)
________________________________
(1) Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2016.
(2) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2016.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$274.2	$(0.4)	$30.8	$(0.1)	$305.0	$(0.5)
Certificates of deposit(*)	3.3	—	—	—	$3.3	—
Corporate debt securities	687.9	(2.3)	58.9	(0.3)	746.8	(2.6)
Foreign government debt securities(*)	9.5	—	—	—	9.5	—
Government-sponsored enterprise obligations	185.3	(0.4)	—	—	185.3	(0.4)
U.S. government securities	259.3	(0.4)	—	—	259.3	(0.4)
Total fixed income securities	1,419.5	(3.5)	89.7	(0.4)	1,509.2	(3.9)
Publicly-traded equity securities	2.1	(0.7)	—	—	2.1	(0.7)
Total available-for-sale securities	$1,421.6	$(4.2)	$89.7	$(0.4)	$1,511.3	$(4.6)
 ________________________________

(*)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, the carrying values of the Company's privately-held investments of $107.8 million and $102.4 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $68.6 million and $60.2 million, respectively. For the three months ended March 31, 2016 and March 31, 2015, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the three months ended March 31, 2016, the Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $5.1 million that were recorded within other expense, net in the Condensed Consolidated Statement of Operations. No such charges were recorded during the three months ended March 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$324.6	$—	$324.6
Certificates of deposit	—	18.1	—	18.1
Commercial paper	—	6.7	—	6.7
Corporate debt securities	—	869.6	—	869.6
Foreign government debt securities	—	22.8	—	22.8
Government-sponsored enterprise obligations	—	200.1	—	200.1
Money market funds(1)	129.7	—	—	129.7
Mutual funds(2)	6.1	—	—	6.1
Publicly-traded equity securities	8.5	—	—	8.5
U.S. government securities	288.2	48.1	—	336.3
Total available-for-sale securities	432.5	1,490.0	—	1,922.5
Trading securities in mutual funds(3)	18.9	—	—	18.9
Privately-held debt and redeemable preferred stock securities	—	—	68.6	68.6
Derivative assets:
Foreign exchange contracts	—	3.4	—	3.4
Total assets measured at fair value	$451.4	$1,493.4	$68.6	$2,013.4
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.6)	$—	$(0.6)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)

Total assets measured at fair value, reported as:
Cash equivalents	$100.0	$34.8	$—	$134.8
Restricted investments	35.8	—	—	35.8
Short-term investments	161.2	438.2	—	599.4
Long-term investments	154.4	1,017.0	—	1,171.4
Prepaid expenses and other current assets	—	3.4	—	3.4
Other long-term assets	—	—	68.6	68.6
Total assets measured at fair value	$451.4	$1,493.4	$68.6	$2,013.4

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.6)	$—	$(0.6)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$311.7	$—	$311.7
Certificates of deposit	—	9.6	—	9.6
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	911.4	—	911.4
Foreign government debt securities	—	16.5	—	16.5
Government-sponsored enterprise obligations	—	203.7	—	203.7
Money market funds(1)	29.7	—	—	29.7
Mutual funds(2)	6.2	—	—	6.2
Publicly-traded equity securities	8.8	—	—	8.8
U.S. government securities	247.3	30.3	—	277.6
Total available-for-sale securities	292.0	1,500.9	—	1,792.9
Trading securities in mutual funds(3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	60.2	60.2
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$—	$3.4	$—	$3.4
Restricted investments	35.9	—	—	35.9
Short-term investments	108.2	418.9	—	527.1
Long-term investments	165.6	1,078.6	—	1,244.2
Prepaid expenses and other current assets	—	0.4	—	0.4
Other long-term assets	—	—	60.2	60.2
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three months ended March 31, 2016, there were purchases related to privately-held debt securities of $10.5 million.

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

As of March 31, 2016, certain privately-held equity investments with a carrying value of $5.1 million, were impaired and were written-down to their fair value of zero and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The impairment charges of $5.1 million were recorded to other expense, net in the Condensed Consolidated Statements of Operations. As of December 31, 2015, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis.

As of March 31, 2016 and December 31, 2015, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $2,165.8 million and $1,946.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note, issued to the Company in connection with the sale of Junos Pulse, of $132.9 million approximates its fair value and is recorded in other long-term assets in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. The promissory note is classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. See Note 7, Other Financial Information, for further information on the promissory note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2016	December 31, 2015
Cash flow hedges	$125.6	$116.8
Non-designated derivatives	21.3	71.8
Total	$146.9	$188.6

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net, on its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

As of March 31, 2016, the Company recognized unrealized gains of $3.0 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized loss during the three months ended March 31, 2016 of $1.3 million from other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations. As of March 31, 2015, the Company recognized an unrealized loss of $6.1 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized loss of $3.0 million during the three months ended March 31, 2016 from other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2016 and March 31, 2015.

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

During the three months ended March 31, 2016 and March 31, 2015, the Company recognized a net loss of $1.3 million and a net gain of $2.1 million, respectively, on non-designated derivative instruments within other expense, net, in its Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 31, 2016 and December 31, 2015, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the three months ended March 31, 2016 (in millions):

Balance as of December 31, 2015	$2,981.3
Other	—
Balance as of March 31, 2016	$2,981.3

There were no impairments to goodwill during the three months ended March 31, 2016 and March 31, 2015.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of March 31, 2016
Intangible assets with finite lives:
Technologies and patents	$567.7	$(494.4)	$(49.9)	$23.4
Customer contracts, support agreements, and related relationships	78.1	(68.4)	(2.8)	6.9
Other	1.1	(0.8)	—	0.3
Total purchased intangible assets	$646.9	$(563.6)	$(52.7)	$30.6

As of December 31, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(491.8)	$(49.9)	$26.0
Customer contracts, support agreements, and related relationships	78.1	(67.8)	(2.8)	7.5
Other	1.1	(0.7)	—	0.4
Total purchased intangible assets	$646.9	$(560.3)	$(52.7)	$33.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$2.4	$10.8
Operating expenses:
Sales and marketing	0.5	0.8
General and administrative	0.4	0.3
Total operating expenses	0.9	1.1
Total	$3.3	$11.9

During the three months ended March 31, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. There were no such charges during the three months ended March 31, 2016.

There were no impairment charges related to purchased intangible assets during the three months ended March 31, 2016 and March 31, 2015.

As of March 31, 2016, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2016	$8.3
2017	7.0
2018	5.1
2019	4.9
2020	4.8
Thereafter	0.5
Total	$30.6

Note 7. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components to be used in the manufacturing process and finished goods inventory in transit. Inventories are reported within both prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. Total inventories consisted of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Production materials	$76.8	$61.9
Finished goods	21.3	13.1
Inventories	$98.1	$75.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Privately-held investments	$107.8	$102.4
Licensed software	6.7	7.1
Federal income tax receivable	43.7	28.9
Customer financing receivable	2.2	—
Inventory	7.2	8.4
Prepaid costs, deposits, and other(*)	76.3	99.2
Promissory note in connection with the sale of Junos Pulse	132.9	132.9
Other long-term assets	$376.8	$378.9
 ________________________________

(*)	During the three months ended March 31, 2016, the Company adopted ASU 2015-03. The balance as of December 31, 2015 was retrospectively adjusted to conform to the current-year presentation.
On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things, extend the maturity date from April 1, 2016 to December 31, 2018, provided that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note and increasing the interest rate on the Pulse Note. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any amount previously pre-paid to the Company. The note receivable, along with interest paid in kind, is classified as long-term assets based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of March 31, 2016. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the three months ended March 31, 2016 and March 31, 2015, the related amount of interest income recognized was $2.7 million and $1.6 million, respectively.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the three months ended March 31, 2016 were as follows (in millions):

Balance as of December 31, 2015	$28.4
Provisions made during the period	6.6
Actual costs incurred during the period	(6.6)
Balance as of March 31, 2016	$28.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2016	December 31, 2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$205.6	$210.1
Distributor inventory and other sell-through items	102.8	81.8
Deferred gross product revenue	308.4	291.9
Deferred cost of product revenue	(47.3)	(51.6)
Deferred product revenue, net	261.1	240.3
Deferred service revenue	998.9	927.8
Total	$1,260.0	$1,168.1
Reported as:
Current	$893.3	$822.9
Long-term	366.7	345.2
Total	$1,260.0	$1,168.1

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

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Interest income	$7.9	$3.8
Interest expense	(22.5)	(18.5)
(Loss) gain on investments	(5.4)	0.6
Other	(2.2)	(1.7)
Other expense, net	$(22.2)	$(15.8)

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of March 31, 2016
	Amount	Effective Interest Rates
Senior Notes:
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(18.2)
Total	$2,131.8

In February 2016, the Company issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019 ("2019 Notes") and $150.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"). In March 2015, the Company issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 ("2020 Notes") and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 ("2025 Notes"). In addition, in March 2014, the Company issued $350.0 million aggregate principal amount of the 2024 Notes, which form a single series and are fully fungible with the 2024 Notes issued in February 2016. In March 2011, the Company issued $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes") and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes").

The "2019 Notes", "2020 Notes," "2021 Notes," "2024 Notes", "2025 Notes" and "2041 Notes" collectively the "Notes" are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

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

In March 2016, the Company repaid the aggregate principal amount of $300.0 million on its 3.10% senior notes upon maturity.

As of March 31, 2016, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

On June 27, 2014, the Company entered into a Credit Agreement (“Credit Agreement”) with certain institutional lenders and Citibank, N.A., as administrative agent, that provides for a $500.0 million unsecured revolving credit facility, with an option of the Company to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds of loans made under the Credit Agreement may be used by the Company for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowing may be denominated, at the Company's option, in U.S. dollars, Pounds Sterling or Euro.

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

As of March 31, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. Beginning in 2014 and through 2015, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result, the Company's customer financing activities significantly declined from fiscal year 2014 through the first quarter of 2016.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $4.9 million and $47.1 million during the three months ended March 31, 2016 and March 31, 2015, respectively.

The Company received cash proceeds from the financing provider of $1.7 million and $60.0 million during the three months ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the amounts owed by the financing provider were $4.4 million and $1.2 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Note 9. Equity

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2016, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016 which was paid on March 22, 2016 to stockholders of record on March 1, 2016 in the aggregate amount of $38.3 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of Directors (the “Board”) of Juniper Networks or authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2016.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program (“2014 Stock Repurchase Program”). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of March 31, 2016, there was $457.5 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three months ended March 31, 2016 and March 31, 2015, the Company repurchased and retired approximately 3.1 million and 17.4 million shares of its common stock, respectively, at an average price of $23.89 and $23.05 per share, respectively, for an aggregate purchase price of $75.0 million and $400.0 million, respectively.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three months ended March 31, 2016 and March 31, 2015.

Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

The Company's stock repurchase programs may be discontinued at any time. See Note 15, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to March 31, 2016.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2016 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2015	$17.0	$(1.3)	$(34.9)	$(19.2)
Other comprehensive gain before reclassifications	4.3	2.5	3.7	10.5
Amount reclassified from accumulated other comprehensive loss	0.1	1.1	—	1.2
Other comprehensive gains, net	4.4	3.6	3.7	11.7
Balance as of March 31, 2016	$21.4	$2.3	$(31.2)	$(7.5)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 for realized losses on available-for-sale securities of $0.1 million are included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 for realized losses on cash flow hedges are included within cost of revenues of $0.3 million, research and development of $0.4 million, sales and marketing of $0.3 million, and general and administrative of $0.1 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Employee Benefit Plans

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the 1996 Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of March 31, 2016, an aggregate of 22.1 million shares were subject to outstanding equity awards under the 2015 Plan and the 2006 Plan, and no shares were subject to outstanding equity awards under the 1996 Plan. As of March 31, 2016, 23.6 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under this plan, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of March 31, 2016, approximately 19.7 million shares have been issued and 6.3 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, and RSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, and RSAs, respectively. No new equity awards can be granted under these assumed plans. As of March 31, 2016, stock options, RSUs, and RSAs representing approximately 1.0 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2016 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	3.6	$27.52
Exercised	(0.4)	14.50
Balance as of March 31, 2016	3.2	$29.23	2.0	$9.2

As of March 31, 2016:
Vested and expected-to-vest options	3.2	$29.27	2.0	$9.1
Exercisable options	3.1	$30.18	1.8	$6.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.51 per share as of March 31, 2016, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $3.9 million for the three months ended March 31, 2016.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three months ended March 31, 2016 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	18.6	$22.71
RSUs granted (1)(3)	6.1	24.97
PSAs granted (2)(3)	0.7	23.70
RSUs vested	(3.5)	21.73
RSAs vested	(0.6)	21.02
PSAs vested	(0.7)	21.61
RSUs canceled	(0.3)	22.29
PSAs canceled	(0.4)	21.69
Balance as of March 31, 2016	19.9	$23.73	1.5	$506.9
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2015 Plan according to its terms.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.7 million shares.

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On January 27, 2016, the Company declared a cash dividend of $0.10 per share of common stock, or $38.3 million in the aggregate, to stockholders of record on March 1, 2016, which was paid on March 22, 2016.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.3 million and 1.4 million shares of common stock through the ESPP at an average exercise price of $20.06 and $19.32 per share for the three months ended March 31, 2016 and March 31, 2015, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the three months ended March 31, 2016 and March 31, 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
ESPP (1):
Volatility	35%	30%
Risk-free interest rate	0.5%	0.1%
Expected life (years)	0.5	0.5
Dividend yield	1.7%	1.9%
Weighted-average fair value per share	$5.95	$5.23

Market-based RSUs (2):
Volatility	36%	34%
Risk-free interest rate	1.2%	1.4%
Dividend yield	1.7%	1.8%
Weighted-average fair value per share	$14.71	$14.97
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of shares issuable under the ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of revenues - Product	$1.9	$1.7
Cost of revenues - Service	3.5	3.4
Research and development	32.3	30.7
Sales and marketing	9.4	5.8
General and administrative	4.7	4.4
Total	$51.8	$46.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2016	2015
Stock options	$1.2	$2.2
RSUs, RSAs, and PSAs	46.8	40.6
ESPP	3.8	3.2
Total	$51.8	$46.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of March 31, 2016 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$0.9	0.4
RSUs, RSAs, and PSAs	$279.4	2.1

Note 11. Segments

The Company conducts business globally and is managed, operated and organized by major functional departments that operate on a consolidated basis. Each major functional leader reports directly to the Company's chief executive officer, who is the chief operating decision maker (“CODM”). The Company's CODM views the business, allocates resources and assesses the performance of the Company primarily based on consolidated financial information for the entire business, accompanied by disaggregated information about net revenues by product and service and geographic region as presented below. As a result, the Company operates in one reportable segment.

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2016	2015
Routing	$504.1	$504.8
Switching	175.5	166.5
Security	73.4	92.8
Total product	753.0	764.1

Total service	344.9	303.3
Total	$1,097.9	$1,067.4

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2016	2015
Americas:
United States	$579.0	$533.5
Other	49.2	55.5
Total Americas	628.2	589.0
Europe, Middle East, and Africa	285.4	303.8
Asia Pacific	184.3	174.6
Total	$1,097.9	$1,067.4
No customer accounted for greater than 10% or more of the Company's net revenues during the three months ended March 31, 2016 and March 31, 2015, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of
	March 31, 2016	December 31, 2015
United States	$946.2	$925.5
International	131.7	129.4
Property and equipment, net and purchased intangible assets, net	$1,077.9	$1,054.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2016 and December 31, 2015, were attributable to U.S. operations.

Note 12. Income Taxes

The Company's effective tax rates for the three months ended March 31, 2016 and March 31, 2015 of 27.8% and 30.9%, respectively, differ from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the three months ended March 31, 2015 does not reflect the benefit of the federal research and development (“R&D”) credit, which was permanently reinstated on December 18, 2015 and a change in the tax treatment of share-based compensation in the Company's cost-sharing arrangement, which occurred in the three months ended September 30, 2015.

The effective tax rates for the three months ended March 31, 2016 and March 31, 2015 include the tax benefit of the following discrete items (in millions):

	Three Months Ended March 31,
	2016	2015
Loss on privately-held equity investments	$(1.9)	$—
Restructuring charges	$—	$(1.3)

As of March 31, 2016, the total amount of gross unrecognized tax benefits was $220.8 million, of which $185.8 million, if recognized, would affect the Company's effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $4.3 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2007 through 2009 tax years and the California Franchise Tax Board for the 2004 through 2006 tax years. In March 2016, the IRS concluded its field audit and issued a final assessment. The Company is appealing this assessment. As of March 31, 2016, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

The Company is also subject to separate ongoing examinations by the India tax authorities for the 2003 tax year, 2004 through 2008 tax years, and the 2009 through 2011 tax years. As of as of March 31, 2016, the Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns.

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

Note 13. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$91.4	$80.2
Denominator:
Weighted-average shares used to compute basic net income per share	383.2	407.1
Dilutive effect of employee stock awards	6.1	7.1
Weighted-average shares used to compute diluted net income per share	389.3	414.2
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.24	$0.20
Diluted	$0.23	$0.19

Anti-dilutive:
Potential anti-dilutive shares	4.0	6.4

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

Note 14. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through March 31, 2026. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $111.8 million as of March 31, 2016. Rent expense was $9.1 million and $11.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

million over the ten-year term. The lease agreement provides the Company with a tenant allowance of $6.0 million to be used for tenant leasehold improvements. Any unused tenant allowance may be applied as a credit to the rent payment. The space will be used, among other things, to consolidate certain of the Company's laboratory operations currently located in Sunnyvale, California.

As the Company is subject to certain contractual obligations during the construction period, the Company is deemed the owner of the property during the construction period. Accordingly, as of March 31, 2016, the Company capitalized the construction cost by recording a build-to-suit lease asset under construction in progress of $59.8 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Condensed Consolidated Balance Sheets.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $601.6 million as of March 31, 2016.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of March 31, 2016, the Company had accrued $19.8 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of March 31, 2016, the Company held long-term debt consisting of the Notes with a carrying value of $2,131.8 million. Of these Notes, $350.0 million will mature in 2019 and bears interest at a fixed rate of 3.125%, $300.0 million will mature in 2020 and bears interest at a fixed rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $500.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 8, Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of March 31, 2016, other contractual obligations primarily consisted of (1) $36.1 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014; (2) $3.5 million in campus build-out obligations; and (3) $45.5 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of March 31, 2016, the Company had $190.4 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of March 31, 2016, the Company recorded a $15.6 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2016 and December 31, 2015, the Company had $6.1 million and $15.8 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees.

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

Other Litigation

In addition to the investigations discussed above, the Company is involved in other disputes, litigations, and legal proceedings. The Company intends to aggressively defend itself in these matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these existing claims or proceedings are likely to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above. However, the Company has accrued for unrecognized tax benefits in connection with certain tax-related proceedings as described in further detail in Note 12, Incomes Taxes.

Note 15. Subsequent Events

BTI Acquisition

On April 1, 2016, the Company acquired BTI Systems Inc. (“BTI”), a provider of cloud and metro optical networking systems and software to content, cloud and service providers, for $65.0 million in cash (inclusive of the repayment of $23.9 million of certain outstanding BTI liabilities), subject to adjustments for working capital, cash on hand, and certain tax credits. Additionally, the Company assumed restricted stock units outstanding at closing. The Company believes that this acquisition will allow the Company to accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and Juniper's Connectivity Services Director, as well as NorthStar Controller. The Company believes that, together, these products provide a unified management interface for multi-layer provisioning of end-to-end services across IP and optical networks.

Dividend Declaration

On April 28, 2016, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on June 22, 2016 to stockholders of record as of the close of business on June 1, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Repurchase Activities

Subsequent to March 31, 2016, through the filing of this Report, the Company repurchased 3.8 million shares of its common stock, for an aggregate of $88.0 million at an average purchase price of $23.16 per share, under the 2014 Stock Repurchase Program. Repurchases of 2.8 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $369.6 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

During the first quarter of 2016, compared to the same period in 2015, we saw an increase in net revenues in the Americas primarily driven by Cloud and Cable Providers, as well as growth in our Government vertical across all geographies.

Of our top ten customers for the first quarter of 2016, five were Telecom customers, four were Cloud or Cable Providers, and one was an Enterprise. Of these customers, three were located outside of the U.S. This reflects our continued focus on diversifying our customer base.

We remain constructive on revenue growth based on our continued focus on our key market verticals, our expectations with respect to the ramp up of our new product offerings, and our anticipated customer deployments. We believe our product gross margins may continue to vary in the future due to a mix of products sold and competitive pricing pressures; however, we expect to continue our focus on prudently managing our operating expenses.

We are focused on executing our strategy, of designing, developing and selling products and services for high-performance networks. We believe our product portfolio continues to be strong, and we remain focused on operational excellence, cost discipline and targeted growth initiatives, as well as partnerships and strategic acquisitions that complement our R&D strategy. For example, in April 2016, we acquired optical equipment provider BTI Systems Inc., or BTI, which we believe will allow us to accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and our Connectivity Services Director, as well as our NorthStar Controller. We believe that, together, these products will provide a unified management interface for multi-layer provisioning of end to- end services across IP and optical networks. Further, our intent is to continue to focus on developing software solutions to help simplify the operation of networks, and to allow our customers across our key verticals to deliver real value over those networks. We anticipate that our increased focus on developing our software business will result in an increase in software revenue as a percentage of total revenue over time.

In the first quarter of 2016, we continued to execute our strategy with significant advancements in performance and automation across a number of key solution areas. First, with the introduction of our QFX10008 spine switch, which became generally available last quarter; we believe that our cloud solution now includes switching products across all layers of the data center, including our MX Universal Edge Router, our high-end SRX firewall, and our Contrail SDN controller.

Second, we believe our solution for wide area IP transport across Data Center Interconnect, Metro, and Core is enhanced with the introduction of our newest PTX line-cards, coupled with our multi-layer optimization controller, NorthStar, which we expect to combine with optical technology and talent from BTI.

To complement our solutions portfolio, we also solidified several new partnerships, including a global strategic partnership with Lenovo to build next-generation converged data center solutions for enterprise and web-scale customers. We also expanded our global alliances with NEC and AMDOCS to deliver NFV-based solutions that allow service providers and enterprises to gain greater service agility through automation.
We continue to deliver on our previously announced capital return program. In the first quarter of 2016, we repurchased $75.0 million of shares of our common stock and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $38.3 million. Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $3.75 billion of capital against our previously announced intention to return a total of $4.1 billion by the end of 2016. We intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends, after completion of the $4.1 billion capital return program. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

In February 2016, we issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019, or the 2019 Notes, and $150.0 million aggregate principal amount of 4.500% senior notes due 2024, or the 2024 Notes, and repaid $300.0 million of our previously issued senior notes that matured in March 2016.
On April 28, 2016, we announced a cash dividend of $0.10 per share of common stock payable on June 22, 2016 to stockholders of record as of the close of business on June 1, 2016.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding, or DSO, and book-to-bill):

	Three Months Ended March 31,
	2016	2015	Change	% Change
Net revenues	$1,097.9	$1,067.4	$30.5	3%

Gross margin	$690.9	$657.3	$33.6	5%
Percentage of net revenues	62.9%	61.6%

Operating income	$148.7	$131.8	$16.9	13%
Percentage of net revenues	13.5%	12.3%
Net income	$91.4	$80.2	$11.2	14%
Percentage of net revenues	8.3%	7.5%
Net income per share:
Basic	$0.24	$0.20	$0.04	20%
Diluted	$0.23	$0.19	$0.04	21%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%
Stock repurchase plan activity	$75.0	$400.0	$(325.0)	(81)%

Operating cash flows	$172.4	$219.3	$(46.9)	(21)%
DSO	64	43	21	49%
Product book-to-bill	>1	>1

	March 31, 2016	December 31, 2015	Change	% Change
Deferred revenue	$1,260.0	$1,168.1	$91.9	8%

•
Net Revenues: During the three months ended March 31, 2016, compared to the same period in 2015, net revenues increased primarily due to higher Service Provider net revenues in both the Americas and APAC, partially offset by a decrease in Enterprise net revenues across all geographies. Our revenue growth in the first quarter of 2016, compared to 2015, was also driven by higher net revenues from our switching products and services as well as higher net revenues from Cloud and Cable Providers in the Americas and our Government vertical across all geographies.

•
Gross Margin: Our gross margin as a percentage of net revenues increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher support revenue, improved labor productivity, and timing of spare parts purchases, which were partially offset by lower product revenue.

•
Operating Income: Our operating income as a percentage of net revenues increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher service net revenues, partially offset by higher operating expenses driven by an increase in sales and marketing expenses to capture the growth opportunities from our new products.

•
Cash Dividends Declared per Common Stock: During the three months ended March 31, 2016, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016, which was paid on March 22, 2016 to stockholders of record on March 1, 2016 in the aggregate amount of $38.3 million. During the three months ended March 31, 2015, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2015, which was paid on March 24, 2015 to stockholders of record on March 3, 2015 in the aggregate amount of $40.8 million.

•
Stock Repurchase Plan Activity: During the three months ended March 31, 2016 and March 31, 2015, we repurchased approximately 3.1 million and 17.4 million shares of our common stock in the open market, respectively, at an average price of $23.89 and $23.05 per share, respectively, for an aggregate purchase price of $75.0 million and $400.0 million, respectively.

•
Operating Cash Flows: Operating cash flows decreased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to fewer cash collections and higher payments related to employee incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the first quarter of 2016 increased by 21 days, or 49%, compared to the same period in 2015. The elevated DSO was primarily due to the implementation of our new enterprise resource planning, or ERP, system in the first quarter of 2016. This system change resulted in invoicing occurring later in the quarter than customary, which increased DSO by approximately 15 days. We anticipate DSO to return to our target range of 45 to 55 days in the second quarter of 2016.

•
Product book-to-bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the three months ended March 31, 2016 and March 31, 2015, respectively.

•
Deferred Revenue: Total deferred revenue increased by $91.9 million to $1,260.0 million as of March 31, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to an increase in deferred service revenue of $71.1 million driven by an increase in multi-year support agreements, which are billed in advance, as well as product deferred revenue being marginally higher in the current period.

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

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

We sell our high-performance networking products and service offerings across routing, switching, and security to two primary markets: Service Provider and Enterprise. Our determination of the market to which a particular revenue transaction relates is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers. The Enterprise market is generally comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Routing	$504.1	$504.8	$(0.7)	—%
Switching	175.5	166.5	9.0	5%
Security	73.4	92.8	(19.4)	(21)%
Total Product	753.0	764.1	(11.1)	(1)%
Percentage of net revenues	68.6%	71.6%

Total Service	344.9	303.3	41.6	14%
Percentage of net revenues	31.4%	28.4%
Total net revenues	$1,097.9	$1,067.4	$30.5	3%

Routing

Routing product net revenues was flat during the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of a decline in revenues from our T and M series products, which was partially offset by a steady increase in revenues from our PTX and ACX series products. Additionally, year-over-year revenue growth from Cloud and Cable Providers were partially offset by a decline in revenue from Telecom.

Switching

Switching product net revenues increased during the three months ended March 31, 2016, compared to the same period in 2015, due to continued data center growth from our QFX family of products, partially offset by a decline in campus and branch. Additionally, an increase in revenues from Government and Cable Providers were partially offset by a decline in Enterprise.

Security

Security product net revenues decreased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a decrease in revenues from Enterprise and Cloud Providers, partially offset by higher revenues from Government.

Service

The increase in service net revenues during the three months ended March 31, 2016, compared to the same period in 2015, was primarily driven by support contracts related to strong product shipments in fiscal 2015, as well as strong performance in customer contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Americas:
United States	$579.0	$533.5	$45.5	9%
Other	49.2	55.5	(6.3)	(11)%
Total Americas	628.2	589.0	39.2	7%
Percentage of net revenues	57.2%	55.2%
EMEA	285.4	303.8	(18.4)	(6)%
Percentage of net revenues	26.0%	28.5%
APAC	184.3	174.6	9.7	6%
Percentage of net revenues	16.8%	16.4%
Total net revenues	$1,097.9	$1,067.4	$30.5	3%

Americas

Net revenues in the Americas increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to an increase in net revenues from Cloud and Cable Providers, partially offset by declines in Enterprise and Telecom.

EMEA

Net revenues in EMEA decreased during the three months ended March 31, 2016, compared to the same period in 2015. The year-over-year decline was due to timing of deployments for certain Tier 1 Telecoms, partially offset by growth in Government.

APAC

Net revenues in APAC increased during the three months ended March 31, 2016, compared to the same period in 2015, as a result of an increase in net revenues from the Service Provider market, which was partially offset by a decrease in net revenues from the Enterprise market.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Service Provider	$784.5	$717.0	$67.5	9%
Percentage of net revenues	71.5%	67.2%
Enterprise	313.4	350.4	(37.0)	(11)%
Percentage of net revenues	28.5%	32.8%
Total net revenues	$1,097.9	$1,067.4	$30.5	3%

Service Provider

Net revenues from the Service Provider market increased during the three months ended March 31, 2016, compared to the same period in 2015. We saw an increase in net revenues in the Americas and APAC, which was partially offset by a slight decline in EMEA. The increase in Service Provider net revenues in the Americas and APAC was primarily driven by an increase in service revenue and revenue from our routing products, partially offset by a decrease in revenues from our routing products within EMEA.

Enterprise

Net revenues from the Enterprise market decreased during the three months ended March 31, 2016, compared to the same period in 2015, as a result of a decrease in net revenues in the Americas and APAC. Additionally, revenue across our routing, switching, and security products decreased, but was partially offset by an increase in service revenues.

Customer

No customer accounted for 10% or more of our net revenues during the three months ended March 31, 2016 and March 31, 2015.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Product gross margin	$475.1	$475.3	$(0.2)	—%
Percentage of product revenues	63.1%	62.2%
Service gross margin	215.8	182.0	33.8	19%
Percentage of service revenues	62.6%	60.0%
Total gross margin	$690.9	$657.3	$33.6	5%
Percentage of net revenues	62.9%	61.6%

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

Product gross margin

Product gross margin as a percentage of product revenues increased slightly during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher cost savings, which was partially offset by lower sales volume.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended March 31, 2016, compared to the same period in 2015, due to higher support revenue, improved labor productivity, and timing of spare parts purchases.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Research and development	$251.0	$248.7	$2.3	1%
Percentage of net revenues	22.9%	23.3%
Sales and marketing	231.8	220.2	11.6	5%
Percentage of net revenues	21.1%	20.6%
General and administrative	59.4	55.2	4.2	8%
Percentage of net revenues	5.4%	5.2%
Restructuring and other charges	—	1.4	(1.4)	(100)%
Percentage of net revenues	—%	0.1%
Total operating expenses	$542.2	$525.5	$16.7	3%
Percentage of net revenues	49.4%	49.2%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology, or IT, costs are allocated to each department based on usage and headcount.

Research and Development

Research and development expense increased slightly during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher depreciation and amortization expense, partially offset by a decrease in personnel-related expenses, primarily due to a decline in salary and bonus expense.

Sales and Marketing

Sales and marketing expense increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher personnel-related expenses driven by an increase in headcount as well as higher marketing-related expenses to capture the growth opportunities from our new products.

General and Administrative

General and administrative expense increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher legal costs and costs related to the acquisition of BTI which closed in April 2016.

Restructuring and Other Charges

In connection with the restructuring plan we initiated in the first quarter of 2014, which we refer to as the 2014 Restructuring Plan, we recorded $1.4 million of restructuring and other charges in the first quarter of 2015, primarily related to severance. We recorded no such charges during the first quarter of 2016. The 2014 Restructuring Plan and other restructuring plans have been substantially completed as of December 31, 2014, and we do not expect to record significant future charges under these restructuring plans.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, which we refer to as awards, which include stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs and performance share awards, or PSAs, as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Cost of revenues - Product	$1.9	$1.7	$0.2	12%
Cost of revenues - Service	3.5	3.4	0.1	3%
Research and development	32.3	30.7	1.6	5%
Sales and marketing	9.4	5.8	3.6	62%
General and administrative	4.7	4.4	0.3	7%
Total	$51.8	$46.0	$5.8	13%

Share-based compensation expense increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in actual shares vested during the period as well as an increase in grant date fair values due to higher stock prices.

Other Expense, Net and Income Tax Provision

The following table presents other expense, net, and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Interest income	$7.9	$3.8	$4.1	108%
Interest expense	(22.5)	(18.5)	(4.0)	22%
(Loss) gain on investments	(5.4)	0.6	(6.0)	(1,000)%
Other	(2.2)	(1.7)	(0.5)	29%
Total other expense, net	$(22.2)	$(15.8)	$(6.4)	41%
Percentage of net revenues	(2.0)%	(1.5)%

Income tax provision	$35.1	$35.8	$(0.7)	(2)%
Effective tax rate	27.8%	30.9%

Other Expense, Net

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

Total other expense, net increased during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a loss on investments in the first quarter of 2016, as well as an increase in interest expense, partially offset by higher interest income. The loss on investments was due to an impairment charge of $5.1 million recorded on our privately-held investments. The increase in interest expense was due to the issuance of the 2019 Notes and 2024 Notes in February 2016 and related interest recorded in the first quarter of 2016, compared to the same period in 2015. The increase in interest income was due to higher yields on our investments.

Income Tax Provision

The effective tax rates for the three months ended March 31, 2016 and March 31, 2015, reflect the recognition of a discrete tax benefit of approximately $1.9 million due to a loss on privately-held equity investments and $1.3 million related to restructuring charges, respectively. The effective rate for the three months ended March 31, 2015 does not reflect the benefit of the federal R&D credit which was permanently reinstated on December 18, 2015 and a change in the tax treatment of share-based compensation in our cost-sharing arrangement, which occurred in the three months ended September 30, 2015.
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

For further explanation of our income tax provision, see Note 12, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2016	December 31, 2015	$ Change	% Change
Working capital	$1,758.9	$1,110.5	$648.4	58%

Cash and cash equivalents	$1,646.0	$1,420.9	$225.1	16%
Short-term investments	599.4	527.1	72.3	14%
Long-term investments	1,171.4	1,244.2	(72.8)	(6)%
Total cash, cash equivalents, and investments	3,416.8	3,192.2	224.6	7%
Short-term and long-term debt(*)	2,131.8	1,937.4	194.4	10%
Net cash, cash equivalents, and investments	$1,285.0	$1,254.8	$30.2	2%
 ________________________________

(*)
During the three months ended March 31, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. The balance as of December 31, 2015 was retrospectively adjusted to conform to the current-year presentation.

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $648.4 million during the three months ended March 31, 2016 primarily due to increases in cash and cash equivalents and short-term investments and decreases in short-term debt and accrued compensation, partially offset by increases in accounts payable and short-term deferred revenue.

Summary of Cash Flows

As of March 31, 2016, compared to December 31, 2015, our cash and cash equivalents increased by $225.1 million primarily due to proceeds from the issuance of our 2019 Notes and 2024 Notes, proceeds from the sales and maturities of available-for-sale investments, and cash from operations, partially offset by purchases of available-for-sale investments, repayment of our 2016 Notes, purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, and dividend payments.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$172.4	$219.3	$(46.9)	(21)%
Net cash used in investing activities	$(57.2)	$(221.3)	$164.1	(74)%
Net cash provided by financing activities	$104.3	$185.3	$(81.0)	(44)%

Operating Activities

Net cash provided by operations for the three months ended March 31, 2016 was $172.4 million, compared to $219.3 million for the same period in 2015. The decrease was primarily due to fewer cash collections and higher payments related to employee incentive compensation during the three months ended March 31, 2016.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $57.2 million, compared to net cash used in investing activities of $221.3 million for the three months ended March 31, 2015. The lower net cash used in investing activities was primarily due to higher proceeds from the sales and maturities of available-for-sale investments as well as lower purchases of available-for-sale investments during the three months ended March 31, 2016, compared to the same period on 2015.

Financing Activities

Net cash provided by financing activities was $104.3 million for the three months ended March 31, 2016, compared to $185.3 million for the same period in 2015. The net cash provided by financing activities in the three months ended March 31, 2016 decreased primarily due to repayment of our 2016 Notes, as well as fewer proceeds from the issuance of our 2019 Notes and 2024 Notes compared to the senior notes we issued in 2015, offset by fewer purchases and retirements of our common stock.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of March 31, 2016, there was $457.5 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three months ended March 31, 2016, we repurchased and retired approximately 3.1 million shares of our common stock under the 2014 Stock Repurchase Program at an average price of $23.89 per share for an aggregate purchase price of $75.0 million.

Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $3.75 billion of capital to shareholders against our commitment to return $4.1 billion by the end of 2016. We intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends, after completion of the $4.1 billion capital return program. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 15, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to March 31, 2016.

Dividends

During the three months ended March 31, 2016, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016 which was paid on March 22, 2016 to stockholders of record on March 1, 2016 in the aggregate amount of $38.3 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or authorized committee thereof. See Note 15, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to March 31, 2016.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2016	December 31, 2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$205.6	$210.1
Distributor inventory and other sell-through items	102.8	81.8
Deferred gross product revenue	308.4	291.9
Deferred cost of product revenue	(47.3)	(51.6)
Deferred product revenue, net	261.1	240.3
Deferred service revenue	998.9	927.8
Total	$1,260.0	$1,168.1

Total deferred revenue increased by $91.9 million to $1,260.0 million as of March 31, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to an increase in deferred service revenue of $71.1 million driven by an increase in multi-year support agreements, which are billed in advance, as well as product deferred revenue being marginally higher in the current period.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 14, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of March 31, 2016, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the three months ended March 31, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the obligations listed in the table below (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2019 Notes(*)	$350.0	$—	$350.0	$—	$—
2024 Notes(*)	$150.0	$—	$—	$—	$150.0
Interest payment on the 2019 Notes and 2024 Notes(*)	$86.9	$17.7	$35.4	$13.5	$20.3
________________________________

(*)	For further explanation of our debt, see Note 8, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

During the three months ended March 31, 2016, we also repaid the aggregate principal amount owed of $300.0 million on our 2016 Notes.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of March 31, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 8, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of March 31, 2016, we recorded a $15.6 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Report. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of March 31, 2016, we have not made any payments under these arrangements. As of March 31, 2016 and December 31, 2015, we had $6.1 million and $15.8 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of March 31, 2016, 89% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2019 Notes and 2024 Notes were issued under the automatic shelf registration statement pursuant to a prospectus supplement filed with the SEC on February 24, 2016. Our 2020 Notes and 2025 Notes were issued under the automatic shelf registration statement pursuant to a prospectus supplement filed with the SEC on February 26, 2015 and our $350.0 million in principal amount of our 2024 Notes, which form a single series and are fully fungible with our 2024 Notes issued in 2016, were issued under the automatic shelf registration statement pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus. In addition, our Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2016, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.40% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we believe we are on track with respect to this goal for 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2015. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2016, we completed the final phase of our multi-phase conversion to a new enterprise resource planning ("ERP") system by implementing the Customer Relationship Management, or CRM, and Financial Accounting & Reporting modules. As a result of this implementation, internal controls were modified to align with the modified business processes and new system-based controls were implemented to adapt to the new ERP system functionalities. Additional interim internal controls were put into operation to mitigate risks that may arise during the initial phase of post-implementation stabilization and we expect that such interim controls will be phased out over the next few quarters.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 14, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

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

A limited number of our customers comprise a material portion of our revenues and there is an ongoing trend toward consolidation in the industry in which our customers and partners operate. Any decrease in revenues from our customers or partners could have an adverse effect on our net revenues and operating results.

A material portion of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our service provider market. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

We expect our product and service gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other (benefit) charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management, or CRM, system and enterprise resource planning, or ERP, system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2016. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and were reliant upon dual ERP systems until January 2016 when we moved to a single ERP System. In connection with the transfer to our new ERP system, we scheduled a shutdown of certain of our legacy ERP systems, which impacted our DSO in the first quarter of 2016. We are still early in the process of operating under our new ERP system and may need to resolve issues that arise in connection with this transition. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated and in the event of lengthy project delays, we may experience issues with retention of the implementation team. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Nokia Corporation (following its acquisition of Alcatel-Lucent), Arista, Brocade, HP, and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, F5 Networks, Fortinet, and HP. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5200, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 with Express Path and SRX5800 Series Services Gateways, EX9200 and EX4600 Ethernet Switches, new MX Series line cards and routers (including the vMX 3D Universal Edge Router), new PTX Series line cards (powered by our ExpressPlus custom silicon), Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, a disaggregated version of Junos Software, OCX1100, PTX1000, vSRX Virtual Firewall, Sky Advanced Threat Prevention (ATP), Spotlight Secure, Junos Space Security Director, Junos Space Virtual Director, Juniper Networks Contrail Networking, Juniper Networks Cloud CPE solution and NFX250 network services platform. We also introduced Juniper Networks Unite, a new reference architecture that provides network infrastructure solutions for enterprise campus and branch networks. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

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

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to or disruptions in those relationships or manufacturing processes, expected or unexpected, may result in delays that could cause us to lose revenues and damage our customer relationships.

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business outside of the United States. Each of these factors could adversely affect our business, financial condition and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, Nokia Solutions and Networks O.Y., Dimension Data and NEC Corporation. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. In addition, in 2016, Nokia Corporation merged with Alcatel-Lucent, a competitor of ours, and Cisco recently announced a partnership with Ericsson, which is one of our existing partners. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and proprietary business information of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes including us, are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error, malfeasance or other disruptions. If any breach compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

For example, in December 2015, we disclosed that we identified unauthorized code in our ScreenOS security system that could allow a knowledgeable attacker to gain administrative access to NetScreen devices and to decrypt VPN connections. Following the identification of the ScreenOS vulnerabilities, we launched an investigation into the matter, developed patched releases for the latest versions of ScreenOS and notified customers, all of which required significant time and attention from management and our employees. In addition, we announced that we were making additional changes to ScreenOS in response to our additional analysis and, in April 2016, we announced that we had made those changes as a part of an update of ScreenOS. The investigation is ongoing. At this time, we do not have an estimate of third party costs related to the ScreenOS matter that could result from any third party claims brought against us, including, for example, indemnification for damages our customers may incur or actions instituted by governmental or regulatory entities that could result in fines or other penalties. Costs related to the ScreenOS matter, including the costs to resolve third party claims, costs relating to the investigation and the time and resources required to develop patched releases and further modify the products, may be material.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 14, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission, or the SEC, and the U.S. Department of Justice, or the DOJ, are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries. The investigations relate to whether the Company or any third party on behalf of the Company gave money or anything else of value to any government official in violation of the FCPA. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Governmental regulations and economic sanctions affecting the import or export of products generally or affecting products containing encryption capabilities could negatively affect our revenues and operating results.

The United States and various foreign governments have imposed controls and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China recently has proposed new conditions on eligibility of encryption products for purchase by government and certain non-government organizations. India recently proposed and then withdrew regulations imposing serious conditions on the use of encryption in telecommunications products. In addition, the U.S. government also has broader sanctions and embargoes that generally forbid supply of most items (whether or not they include encryption) to or involving certain countries, territories, governments, legal entities and individuals, including recent restrictions imposed by the U.S. and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibited entities or individuals, but there can be no assurance that they will always be effective.

Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, or related economic sanctions could harm our international and domestic sales and adversely affect our revenues and operating results. In addition, failure to comply with such regulations could result in harm to our reputation and ability to compete in international markets, penalties, costs, seizure of assets (including source code) and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of March 31, 2016, our goodwill was $2,981.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in April 2016, we acquired BTI Systems Inc.; in 2014, we acquired WANDL, Inc.; and in 2012, we acquired Contrail Systems Inc. and Mykonos Software, Inc. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In February 2016, we issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019, which we refer to as the 2019 Notes, and $150.0 million aggregate principal amount of 4.5% senior notes due 2024, which we refer to as the 2024 Notes. In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes.

In addition, in March 2014, we issued $350.0 million aggregate principal amount of our 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2019 Notes, 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 8, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of March 31, 2016, we had $2,131.8 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of March 31, 2016, no amounts were outstanding under the Credit Agreement.

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

In April 2016, we announced a cash dividend of $0.10 per share of common stock payable on June 22, 2016 to stockholders of record as of the close of business on June 1, 2016. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, in July 2015 and October 2014, our Board of Directors authorized a $500.0 million and a $1.1 billion increase, respectively, to our current capital return plan. The capital return plan will be funded by a combination of onshore cash, previously issued debt and, potentially, additional debt financing, to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. We intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends, after completion of the $4.1 billion capital return program. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At March 31, 2016, we had $1,646.0 million in cash and cash equivalents and $1,770.8 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the U.S. District Court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our bylaws; (iv) any action or proceeding asserting a claim as to which Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (v) any action asserting a claim governed by the internal affairs doctrine. The exclusive forum provisions in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees, which may discourage such lawsuits against us and our current or former directors, officers, and other employees. Alternatively, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended March 31, 2016 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2016(3)	—	$27.55	—	$532.5
February 1 - February 29, 2016	3.4	$23.90	3.1	$457.5
March 1 - March 31, 2016	0.1	$26.20	—	$457.5
Total	3.5	$23.98	3.1
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

(3)	The month ended January 31, 2016 includes an immaterial number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. effective February 2, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2016)

4.1
Fourth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.2
Fifth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.3
Form of Note for Juniper Networks, Inc.’s 3.125% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.4	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 9, 2016	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 9, 2016	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. effective February 2, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2016)

4.1
Fourth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.2
Fifth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.3
Form of Note for Juniper Networks, Inc.’s 3.125% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 29, 2016)

4.4	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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