Form 10-Q
period 2016-06-30
JUNIPER NETWORKS INC
filed 2016-08-04
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 382,962,669 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 29, 2016.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Product	$862.1	$899.7	$1,615.1	$1,663.8
Service	359.2	322.5	704.1	625.8
Total net revenues	1,221.3	1,222.2	2,319.2	2,289.6
Cost of revenues:
Product	328.3	311.7	606.2	600.5
Service	136.6	129.0	265.7	250.3
Total cost of revenues	464.9	440.7	871.9	850.8
Gross margin	756.4	781.5	1,447.3	1,438.8
Operating expenses:
Research and development	247.9	251.6	498.9	500.3
Sales and marketing	243.7	232.4	475.5	452.6
General and administrative	58.6	56.3	118.0	111.5
Restructuring charges (benefits)	2.4	(1.9)	2.4	(0.5)
Total operating expenses	552.6	538.4	1,094.8	1,063.9
Operating income	203.8	243.1	352.5	374.9
Other expense, net	(11.6)	(17.1)	(33.8)	(32.9)
Income before income taxes	192.2	226.0	318.7	342.0
Income tax provision	52.2	68.0	87.3	103.8
Net income	$140.0	$158.0	$231.4	$238.2

Net income per share:
Basic	$0.37	$0.41	$0.60	$0.60
Diluted	$0.36	$0.40	$0.60	$0.59
Shares used in computing net income per share:
Basic	382.8	389.9	383.0	398.4
Diluted	386.3	397.2	388.6	406.1
Cash dividends declared per common stock	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$140.0	$158.0	$231.4	$238.2
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities, net of tax benefit of $0.6 and $0.7 during the three and six months ended June 30, 2016, respectively, and $5.4 and $1.6 for the corresponding periods of the fiscal year ended December 31, 2015 ("fiscal 2015"), respectively	1.7	9.0	6.0	8.2
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provisions of $0.5 and $0.5 during the three and six months ended June 30, 2016, respectively, and zero for the corresponding periods of fiscal 2015	(1.0)	(0.3)	(0.8)	(0.5)
Net change on available-for-sale securities, net of taxes	0.7	8.7	5.2	7.7
Cash flow hedges:
Unrealized gains (loss) on cash flow hedges, net of tax provisions of $0.1 and $0.6 during the three and six months ended June 30, 2016, respectively, and $0.4 and $0.7 for the corresponding periods of fiscal 2015, respectively	1.4	2.4	3.9	(4.0)
Reclassification adjustment for realized net (gains) losses on cash flow hedges included in net income, net of tax provisions of $0.3 and $0.1 during the three and six months ended June 30, 2016, respectively, and zero and $0.1 for the corresponding periods of fiscal 2015, respectively	(1.2)	3.8	(0.1)	6.9
Net change on cash flow hedges, net of taxes	0.2	6.2	3.8	2.9
Change in foreign currency translation adjustments	2.2	7.0	5.8	(4.1)
Other comprehensive income, net of tax	3.1	21.9	14.8	6.5
Comprehensive income	$143.1	$179.9	$246.2	$244.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,756.9	$1,420.9
Short-term investments	587.1	527.1
Accounts receivable, net of allowances	750.3	780.7
Prepaid expenses and other current assets	359.5	183.7
Total current assets	3,453.8	2,912.4
Property and equipment, net	1,066.6	1,021.0
Long-term investments	1,147.1	1,244.2
Restricted cash and investments	65.2	36.2
Purchased intangible assets, net	69.1	33.9
Goodwill	3,001.6	2,981.3
Other long-term assets	259.4	378.9
Total assets	$9,062.8	$8,607.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$299.9
Accounts payable	228.4	159.3
Accrued compensation	199.2	269.5
Deferred revenue	933.0	822.9
Other accrued liabilities	221.2	250.3
Total current liabilities	1,581.8	1,801.9
Long-term debt	2,132.5	1,637.5
Long-term deferred revenue	362.6	345.2
Long-term income taxes payable	199.8	187.3
Other long-term liabilities	109.9	61.6
Total liabilities	4,386.6	4,033.5
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 382.8 shares and 384.0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	8,277.0	8,334.8
Accumulated other comprehensive loss	(4.4)	(19.2)
Accumulated deficit	(3,596.4)	(3,741.2)
Total stockholders' equity	4,676.2	4,574.4
Total liabilities and stockholders' equity	$9,062.8	$8,607.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$231.4	$238.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	107.4	104.9
Depreciation, amortization, and accretion	98.6	89.0
Restructuring and non-cash acquisition charges (benefits)	5.2	(0.5)
Deferred income taxes	42.7	23.9
Loss (gain) on investments, net	1.8	(0.8)
Excess tax benefits from share-based compensation	(5.6)	(4.3)
Loss on disposal of fixed assets	—	0.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	39.5	29.0
Prepaid expenses and other assets	(58.0)	(41.7)
Accounts payable	62.9	(13.8)
Accrued compensation	(67.2)	3.6
Income taxes payable	(23.6)	56.7
Other accrued liabilities	(24.7)	(30.7)
Deferred revenue	116.4	28.6
Net cash provided by operating activities	526.8	482.5
Cash flows from investing activities:
Purchases of property and equipment	(116.9)	(83.8)
Purchases of available-for-sale investments	(794.9)	(841.3)
Proceeds from sales of available-for-sale investments	665.8	450.9
Proceeds from maturities of available-for-sale investments	152.8	115.9
Purchases of trading investments	(3.2)	(2.5)
Proceeds from sales of privately-held investments	2.8	—
Purchases of privately-held investments	(10.5)	(3.2)
Payments for business acquisitions, net of cash and cash equivalents acquired	(22.8)	—
Changes in restricted cash	0.5	—
Net cash used in investing activities	(126.4)	(364.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	32.2	63.0
Purchases and retirement of common stock	(210.1)	(1,004.7)
Issuance of long-term debt, net	494.0	594.6
Payment of long-term debt	(300.0)	—
Payment under lease obligations	(0.9)	0.4
Payment of assumed debt	(15.5)	—
Excess tax benefits from share-based compensation	5.6	4.3
Payment of cash dividends	(76.4)	(79.5)
Net cash used in financing activities	(71.1)	(421.9)
Effect of foreign currency exchange rates on cash and cash equivalents	6.7	(5.9)
Net increase (decrease) in cash and cash equivalents	336.0	(309.3)
Cash and cash equivalents at beginning of period	1,420.9	1,639.6
Cash and cash equivalents at end of period	$1,756.9	$1,330.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The Condensed Consolidated Balance Sheet as of June 30, 2016, has been derived from the audited Consolidated Financial Statements for the year ended December 31, 2015 but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

As a result of the adoption of Accounting Standards Update ("ASU") No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, the Company decreased both other long-term assets and long-term debt as of December 31, 2015 on the Condensed Consolidated Balance Sheets by $11.3 million.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13 (Topic 326) Financial Instruments - Credit Losses. The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-07 (Topic 323) Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This update requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive loss at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”) which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 (Topic 606) Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation as well as to include some practical expedients and policy elections. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements and disclosures.

Note 3. Business Combinations

On April 1, 2016, the Company acquired the remaining ownership interest in BTI Systems Inc. (“BTI”), increasing its ownership from 12% to 100%, for $26.1 million of cash. BTI is a privately-held provider of cloud and metro networking systems and software to content, cloud, and service providers. The Company acquired BTI on the expectation that this would accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and Juniper's Connectivity Services Director, as well as the NorthStar Controller.
Prior to the acquisition, the Company had a pre-existing investment in BTI's equity and remeasured the investment to its fair value of $17.1 million, which was based upon adjustments market participants would consider when estimating the fair value. The Company also held $0.9 million of convertible debt measured at fair value and settled upon acquisition.
The aggregate value of $44.1 million, consisting of cash consideration of $26.1 million and $18.0 million for the fair value of the previous investments in BTI was allocated as follows (in millions):

Net tangible liabilities assumed	$(19.5)
Intangible assets acquired	43.3
Goodwill	20.3
Total	$44.1

The goodwill recognized for the acquisition of BTI was primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes. Upon acquisition, the Company also repaid $18.6 million of certain outstanding BTI liabilities assumed.

Additionally, under the terms of the acquisition agreement, the Company assumed share-based awards for employees with a fair value of $8.6 million, which were granted in contemplation of future services and will be expensed as share-based compensation over the remaining service period.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company recognized $1.3 million and $4.2 million of acquisition-related costs during the three and six months ended June 30, 2016, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations. There were no such charges during the three and six months ended June 30, 2015.

The Company also recorded $2.4 million of restructuring charges during the three and six months ended June 30, 2016, related to severance costs for certain former BTI employees which were recorded in restructuring charges (benefit) in the Condensed Consolidated Statements of Operations.

Intangible Assets Acquired

The following table presents details of the Company's intangible assets acquired through the business combination completed during the three months and six months ended June 30, 2016 (in millions, except years):

	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	8	$37.1
Customer relationships	8	5.3
Trade name	1	0.6
Backlog	1	0.3
Total		$43.3

Additional information, such as income tax and other contingencies, existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of June 30, 2016 and December 31, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016
Fixed income securities:
Asset-backed securities	$320.3	$0.4	$—	$320.7
Certificates of deposit	19.4	—	—	19.4
Commercial paper	6.7	—	—	6.7
Corporate debt securities	861.3	3.0	(0.6)	863.7
Foreign government debt securities	35.5	—	—	35.5
Government-sponsored enterprise obligations	177.1	0.1	—	177.2
U.S. government securities	366.2	0.5	—	366.7
Total fixed income securities	1,786.5	4.0	(0.6)	1,789.9
Money market funds	538.7	—	—	538.7
Mutual funds	5.8	—	—	5.8
Publicly-traded equity securities	6.2	—	(1.7)	4.5
Total available-for-sale securities	2,337.2	4.0	(2.3)	2,338.9
Trading securities in mutual funds(*)	19.3	—	—	19.3
Total	$2,356.5	$4.0	$(2.3)	$2,358.2

Reported as:
Cash equivalents	$555.2	$—	$—	$555.2
Restricted investments	68.8	—	—	68.8
Short-term investments	588.5	0.4	(1.8)	587.1
Long-term investments	1,144.0	3.6	(0.5)	1,147.1
Total	$2,356.5	$4.0	$(2.3)	$2,358.2
________________________________

(*)	Balance consists of the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$312.2	$—	$(0.5)	$311.7
Certificates of deposit	9.6	—	—	9.6
Commercial paper	17.7	—	—	17.7
Corporate debt securities	913.8	0.2	(2.6)	911.4
Foreign government debt securities	16.5	—	—	16.5
Government-sponsored enterprise obligations	204.1	—	(0.4)	203.7
U.S. government securities	278.0	—	(0.4)	277.6
Total fixed income securities	1,751.9	0.2	(3.9)	1,748.2
Money market funds	29.7	—	—	29.7
Mutual funds	6.1	0.1	—	6.2
Publicly-traded equity securities	8.7	0.8	(0.7)	8.8
Total available-for-sale securities	1,796.4	1.1	(4.6)	1,792.9
Trading securities in mutual funds(*)	17.7	—	—	17.7
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

Reported as:
Cash equivalents	$3.4	$—	$—	$3.4
Restricted investments	35.8	0.1	—	35.9
Short-term investments	527.2	0.9	(1.0)	527.1
Long-term investments	1,247.7	0.1	(3.6)	1,244.2
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

________________________________

(*)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2016 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$642.4	$0.4	$(0.1)	$642.7
Due between one and five years	1,144.1	3.6	(0.5)	1,147.2
Total	$1,786.5	$4.0	$(0.6)	$1,789.9

The Company had 214 and 682 investments in unrealized loss positions as of June 30, 2016 and December 31, 2015, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2016, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2016 and June 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and six months ended June 30, 2016 and June 30, 2015, the Company did not recognize other-than-temporary impairments associated with these investments.

During the three and six months ended June 30, 2016 and June 30, 2015, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2016
Fixed income securities:
Asset-backed securities(1)(2)	$82.4	$—	$12.4	$—	$94.8	$—
Certificates of deposit(2)	3.3	—	—	—	3.3	—
Corporate debt securities	153.9	(0.3)	93.8	(0.3)	247.7	(0.6)
Foreign government debt securities(2)	13.5	—	—	—	13.5	—
Government-sponsored enterprise obligations(2)	23.0	—	—	—	23.0	—
U.S. government securities(2)	17.2	—	—	—	17.2	—
Total fixed income securities	293.3	(0.3)	106.2	(0.3)	399.5	(0.6)
Publicly-traded equity securities	4.5	(1.7)	—	—	4.5	(1.7)
Total available-for-sale securities	$297.8	$(2.0)	$106.2	$(0.3)	$404.0	$(2.3)
________________________________
(1) Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of June 30, 2016.
(2) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of June 30, 2016.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$274.2	$(0.4)	$30.8	$(0.1)	$305.0	$(0.5)
Certificates of deposit(*)	3.3	—	—	—	$3.3	—
Corporate debt securities	687.9	(2.3)	58.9	(0.3)	746.8	(2.6)
Foreign government debt securities(*)	9.5	—	—	—	9.5	—
Government-sponsored enterprise obligations	185.3	(0.4)	—	—	185.3	(0.4)
U.S. government securities	259.3	(0.4)	—	—	259.3	(0.4)
Total fixed income securities	1,419.5	(3.5)	89.7	(0.4)	1,509.2	(3.9)
Publicly-traded equity securities	2.1	(0.7)	—	—	2.1	(0.7)
Total available-for-sale securities	$1,421.6	$(4.2)	$89.7	$(0.4)	$1,511.3	$(4.6)
 ________________________________

(*)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Cash and Investments

The Company classifies certain cash and investments as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2016; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; (iii) the Directors and Officers indemnification trust (“D&O Trust”); (iv) amounts held under the Company's short-term disability plan in California; and (v) amounts under the non-qualified deferred compensation ("NQDC") plan for officers and other senior employees. The restricted investments are designated as available-for-sale securities except the NQDC plan which is designated as trading securities.

Privately-Held Investments

The Company has privately-held investments, which include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost.

As of June 30, 2016 and December 31, 2015, the carrying values of the Company's privately-held investments of $88.5 million and $102.4 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $51.4 million and $60.2 million, respectively. For the three and six months ended June 30, 2016 and June 30, 2015, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the six months ended June 30, 2016, the Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $5.1 million that were recorded within other expense, net in the Condensed Consolidated Statement of Operations. No such charges were recorded during the three months ended June 30, 2016 and three and six months ended June 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$320.7	$—	$320.7
Certificates of deposit	—	19.4	—	19.4
Commercial paper	—	6.7	—	6.7
Corporate debt securities	—	863.7	—	863.7
Foreign government debt securities	—	35.5	—	35.5
Government-sponsored enterprise obligations	—	177.2	—	177.2
Money market funds(1)	538.7	—	—	538.7
Mutual funds(2)	5.8	—	—	5.8
Publicly-traded equity securities	4.5	—	—	4.5
U.S. government securities	295.5	71.2	—	366.7
Total available-for-sale securities	844.5	1,494.4	—	2,338.9
Trading securities in mutual funds(3)	19.3	—	—	19.3
Privately-held debt and redeemable preferred stock securities	—	—	51.4	51.4
Derivative assets:
Foreign exchange contracts	—	2.8	—	2.8
Total assets measured at fair value	$863.8	$1,497.2	$51.4	$2,412.4
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.3)	$—	$(0.3)
Total liabilities measured at fair value	$—	$(0.3)	$—	$(0.3)

Total assets measured at fair value, reported as:
Cash equivalents	$495.0	$60.2	$—	$555.2
Restricted investments	68.8	—	—	68.8
Short-term investments	122.4	464.7	—	587.1
Long-term investments	177.6	969.5	—	1,147.1
Prepaid expenses and other current assets	—	2.8	—	2.8
Other long-term assets	—	—	51.4	51.4
Total assets measured at fair value	$863.8	$1,497.2	$51.4	$2,412.4

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.3)	$—	$(0.3)
Total liabilities measured at fair value	$—	$(0.3)	$—	$(0.3)
________________________________

(1)	Balance includes $43.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to restricted investments measured at fair value related to the Company's NQDC plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$311.7	$—	$311.7
Certificates of deposit	—	9.6	—	9.6
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	911.4	—	911.4
Foreign government debt securities	—	16.5	—	16.5
Government-sponsored enterprise obligations	—	203.7	—	203.7
Money market funds(1)	29.7	—	—	29.7
Mutual funds(2)	6.2	—	—	6.2
Publicly-traded equity securities	8.8	—	—	8.8
U.S. government securities	247.3	30.3	—	277.6
Total available-for-sale securities	292.0	1,500.9	—	1,792.9
Trading securities in mutual funds(3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	60.2	60.2
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$—	$3.4	$—	$3.4
Restricted investments	35.9	—	—	35.9
Short-term investments	108.2	418.9	—	527.1
Long-term investments	165.6	1,078.6	—	1,244.2
Prepaid expenses and other current assets	—	0.4	—	0.4
Other long-term assets	—	—	60.2	60.2
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's NQDC plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the six months ended June 30, 2016, there were purchases of $10.5 million related to privately-held debt securities and no purchases during the three months ended June 30, 2016.

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

As of June 30, 2016, the Company had no assets measured at fair value on a nonrecurring basis. As of December 31, 2015, the Company had no significant privately-held equity investments measured at fair value on a nonrecurring basis.

As of June 30, 2016 and December 31, 2015, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $2,246.5 million and $1,946.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note, issued to the Company in connection with the sale of Junos Pulse, of $132.9 million approximates its fair value, of which $75 million is recorded in prepaid expenses and other current assets and the remaining balance is recorded within other long-term assets in the Condensed Consolidated Balance Sheets as of June 30, 2016. As of December 31, 2015, the carrying value of the promissory note of $132.9 million was recorded in other long-term assets in the Condensed Consolidated Balance Sheets. The promissory note is classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. See Note 8, Other Financial Information, for further information on the promissory note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2016	December 31, 2015
Cash flow hedges	$136.4	$116.8
Non-designated derivatives	—	71.8
Total	$136.4	$188.6

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

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2016, the Company recognized unrealized gains of $1.5 million and $4.5 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized gain during the three and six months ended June 30, 2016 of $1.5 million and $0.2 million, respectively, from other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2015, the Company recognized an unrealized gain of $2.8 million and an unrealized loss of $3.3 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized loss of $3.8 million and $6.8 million, respectively, from other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2016 and June 30, 2015.

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

During the three and six months ended June 30, 2016, the Company recognized a net gain of $0.1 million and a net loss of $1.2 million, respectively, on non-designated derivative instruments within other expense, net in its Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2015, the Company recognized net losses of $2.4 million and $0.3 million, respectively, on non-designated derivative instruments within other expense, net, in its Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 30, 2016 and December 31, 2015, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the six months ended June 30, 2016 (in millions):

Balance as of December 31, 2015	$2,981.3
Additions due to business combination	20.3
Balance as of June 30, 2016	$3,001.6

There were no impairments to goodwill during the three and six months ended June 30, 2016 and June 30, 2015.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of June 30, 2016
Intangible assets with finite lives:
Technologies and patents	$604.8	$(498.1)	$(49.9)	$56.8
Customer contracts, support agreements, and related relationships	83.4	(69.2)	(2.8)	11.4
Other	2.0	(1.1)	—	0.9
Total purchased intangible assets	$690.2	$(568.4)	$(52.7)	$69.1

As of December 31, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(491.8)	$(49.9)	$26.0
Customer contracts, support agreements, and related relationships	78.1	(67.8)	(2.8)	7.5
Other	1.1	(0.7)	—	0.4
Total purchased intangible assets	$646.9	$(560.3)	$(52.7)	$33.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$3.6	$4.7	$6.0	$15.5
Operating expenses:
Sales and marketing	0.8	0.6	1.3	1.4
General and administrative	0.4	0.3	0.8	0.7
Total operating expenses	1.2	0.9	2.1	2.1
Total	$4.8	$5.6	$8.1	$17.6

During the six months ended June 30, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. There were no such charges during the three and six ended June 30, 2016.

There were no impairment charges related to purchased intangible assets during the three and six months ended June 30, 2016 and June 30, 2015.

As of June 30, 2016, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2016	$8.1
2017	12.5
2018	10.4
2019	10.2
2020	10.1
Thereafter	17.8
Total	$69.1

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

	As of
	June 30, 2016	December 31, 2015
Production materials	$82.4	$61.9
Finished goods	28.1	13.1
Inventories	$110.5	$75.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	June 30, 2016	December 31, 2015
Privately-held investments	$88.5	$102.4
Licensed software	6.2	7.1
Federal income tax receivable	40.8	28.9
Inventory	5.6	8.4
Prepaid costs, deposits, and other(*)	47.2	43.3
Deferred tax asset	13.2	55.9
Promissory note in connection with the sale of Junos Pulse	57.9	132.9
Other long-term assets	$259.4	$378.9
 ________________________________

(*)
During the six months ended June 30, 2016, the Company adopted ASU 2015-03. As a result, debt issuance costs included in prepaid costs, deposits, and other were reclassified to long-term debt as of December 31, 2015 to conform to the current-year presentation.

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things, extend the maturity date from April 1, 2016 to December 31, 2018, provided that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note and increasing the interest rate on the Pulse Note. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any principal amount previously pre-paid to the Company. The $75.0 million portion of the note receivable, is classified as prepaid expenses and other current assets in the Condensed Consolidated Financial Statements. The remaining balance, along with interest paid in kind, is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of June 30, 2016. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the three and six months ended June 30, 2016, the related amount of interest income recognized was $2.7 million and $5.3 million, respectively.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the six months ended June 30, 2016 were as follows (in millions):

Balance as of December 31, 2015	$28.4
Provisions made during the period	13.6
Actual costs incurred during the period	(13.5)
Balance as of June 30, 2016	$28.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2016	December 31, 2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$242.5	$210.1
Distributor inventory and other sell-through items	99.9	81.8
Deferred gross product revenue	342.4	291.9
Deferred cost of product revenue	(51.6)	(51.6)
Deferred product revenue, net	290.8	240.3
Deferred service revenue	1,004.8	927.8
Total	$1,295.6	$1,168.1
Reported as:
Current	$933.0	$822.9
Long-term	362.6	345.2
Total	$1,295.6	$1,168.1

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

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$8.5	$6.7	$16.4	$10.5
Interest expense	(25.0)	(21.8)	(47.5)	(40.3)
Gain (loss) on investments	3.6	0.2	(1.8)	0.8
Other	1.3	(2.2)	(0.9)	(3.9)
Other expense, net	$(11.6)	$(17.1)	$(33.8)	$(32.9)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, investments, and promissory note issued to the Company in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from short-term debt, long-term debt, and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of June 30, 2016
	Amount	Effective Interest Rates
Senior Notes:
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(17.5)
Total	$2,132.5

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

As of June 30, 2016, the Company was in compliance with all covenants in the indentures governing the Notes.

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

As of June 30, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company by factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. Beginning in 2014 and through 2015, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms. As a result, the Company's customer financing activities significantly declined from fiscal year 2014 through the second quarter of 2016.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $9.2 million and $14.1 million during the three and six months ended June 30, 2016, respectively, and $11.8 million and $58.9 million during the three and six months ended June 30, 2015, respectively.

The Company received cash proceeds from the financing provider of $9.1 million and $10.8 million during the three and six months ended June 30, 2016, respectively, and $25.5 million and $85.5 million during the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the amounts owed by the financing provider were $4.5 million and $1.2 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the six months ended June 30, 2016, the Company declared quarterly cash dividends of $0.10 per share of common stock on January 27, 2016 and on April 28, 2016, which were paid on March 22, 2016 and on June 22, 2016, respectively, to stockholders of record on March 1, 2016 and June 1, 2016, respectively, in the aggregate amount of $76.4 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2016.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program (“2014 Stock Repurchase Program”). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of June 30, 2016, there was $332.1 million of authorized funds remaining under the 2014 Stock Repurchase Program. In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees.

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase program and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Repurchases Under Stock Repurchase Program
Shares repurchased	5.5	23.2	8.6	40.6
Average price per share	$23.08	$25.83	$23.37	$24.64
Amount repurchased	$125.5	$600.0	$200.5	$1,000.0

Repurchases for Tax Withholding
Shares repurchased	0.1	0.1	0.4	0.2
Average price per share	$23.31	$25.91	$24.64	$24.80
Amount repurchased	$1.2	$2.3	$9.6	$4.7

Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

The Company's stock repurchase programs may be discontinued at any time. See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, during the six months ended June 30, 2016 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2015	$17.0	$(1.3)	$(34.9)	$(19.2)
Other comprehensive gain before reclassifications	6.0	3.9	5.8	15.7
Amount reclassified from accumulated other comprehensive loss	(0.8)	(0.1)	—	(0.9)
Other comprehensive gains, net	5.2	3.8	5.8	14.8
Balance as of June 30, 2016	$22.2	$2.5	$(29.1)	$(4.4)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2016 for realized gains on available-for-sale securities of $0.8 million are included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2016 for realized gains on cash flow hedges are included within research and development of $0.1 million, sales and marketing of $0.1 million, and an immaterial realized loss in general and administrative, and for realized losses within cost of revenues of $0.1 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the 2008 Employee Stock Purchase Plan (the “ESPP”). Under these plans, the Company has granted stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance share awards (“PSAs”). In addition, in connection with certain past acquisitions, the Company has assumed stock options, RSUs, RSAs, and PSAs under the stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs, and PSAs, respectively.

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the 1996 Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of June 30, 2016, an aggregate of 20.4 million shares were subject to outstanding equity awards under the 2015 Plan and the 2006 Plan, and no shares were subject to outstanding equity awards under the 1996 Plan. As of June 30, 2016, 22.9 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under this plan, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of June 30, 2016, approximately 19.7 million shares have been issued and 6.3 million shares remain available for future issuance under the ESPP.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On April 1, 2016, the Company completed the acquisition of BTI Systems Inc. In connection with the acquisition, the Company assumed RSUs and PSAs that had been granted under the BTI Systems Inc. Amended and Restated 2012 Stock Option Plan and Long-Term Incentive Plan (the "BTI Plan") and converted the awards for Juniper Networks' RSUs and PSAs, respectively, based on an exchange ratio set forth in the acquisition agreement between Juniper and BTI. The Company assumed an aggregate of 0.4 million shares of RSUs and PSAs in connection with the acquisition of BTI Systems Inc. No additional awards can be granted under the BTI Plan. As of June 30, 2016, stock options, RSUs, RSAs, and PSAs representing approximately 1.2 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2016 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	3.6	$27.52
Exercised	(0.4)	14.10
Expired	(0.2)	33.80
Balance as of June 30, 2016	3.0	$28.98	1.8	$7.3

As of June 30, 2016:
Vested and expected-to-vest options	3.0	$28.99	1.8	$7.2
Exercisable options	3.0	$29.37	1.7	$6.4

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.49 per share as of June 30, 2016, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $0.4 million and $4.3 million for the three and six months ended June 30, 2016, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the six months ended June 30, 2016 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	18.6	$22.71
RSUs granted (1)(3)	6.9	24.68
RSUs assumed	0.2	24.76
PSAs granted (2)(3)	0.7	23.62
PSAs assumed	0.2	25.09
RSUs vested	(5.5)	22.37
RSAs vested	(0.8)	20.76
PSAs vested	(0.6)	21.61
RSUs canceled	(0.7)	23.15
PSAs canceled	(0.4)	21.81
Balance as of June 30, 2016	18.6	$23.73	1.4	$419.3
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2015 Plan according to its terms.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On April 28, 2016, the Company declared a cash dividend of $0.10 per share of common stock, or $38.1 million in the aggregate, to stockholders of record on June 1, 2016, which was paid on June 22, 2016.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.3 million and 1.4 million shares of common stock through the ESPP at an average exercise price of $20.06 and $19.32 per share for the six months ended June 30, 2016 and June 30, 2015, respectively. No stock purchases under the ESPP were made during the three months ended June 30, 2016 and June 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

There were no market-based RSUs granted or stock purchases under the ESPP during the three months ended June 30, 2016 and June 30, 2015. The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the six months ended June 30, 2016 and June 30, 2015 were as follows:

	Six Months Ended June 30,
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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues - Product	$1.5	$1.5	$3.4	$3.2
Cost of revenues - Service	4.3	3.8	7.8	7.2
Research and development	29.5	32.5	61.8	63.2
Sales and marketing	13.8	13.4	23.2	19.2
General and administrative	6.5	7.7	11.2	12.1
Total	$55.6	$58.9	$107.4	$104.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$1.1	$1.5	$2.3	$3.7
RSUs, RSAs, and PSAs	50.4	53.3	97.2	93.9
ESPP	4.1	4.1	7.9	7.3
Total	$55.6	$58.9	$107.4	$104.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of June 30, 2016 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$0.3	0.3
RSUs, RSAs, and PSAs	$252.0	1.9

Note 12. Segments

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Routing	$574.7	$602.4	$1,078.8	$1,107.2
Switching	209.2	190.2	384.7	356.7
Security	78.2	107.1	151.6	199.9
Total product	862.1	899.7	1,615.1	1,663.8

Total service	359.2	322.5	704.1	625.8
Total	$1,221.3	$1,222.2	$2,319.2	$2,289.6

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas:
United States	$661.3	$670.6	$1,240.3	$1,204.1
Other	58.7	65.2	107.9	120.7
Total Americas	720.0	735.8	1,348.2	1,324.8
Europe, Middle East, and Africa	300.1	316.3	585.5	620.1
Asia Pacific	201.2	170.1	385.5	344.7
Total	$1,221.3	$1,222.2	$2,319.2	$2,289.6
No customer accounted for greater than 10% or more of the Company's net revenues during the three and six months ended June 30, 2016 and June 30, 2015, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of
	June 30, 2016	December 31, 2015
United States	$996.2	$925.5
International	139.5	129.4
Property and equipment, net and purchased intangible assets, net	$1,135.7	$1,054.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2016 and December 31, 2015, were attributable to U.S. operations.

Note 13. Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2016 of 27.2% and 27.4%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, the federal research and development (“R&D”) credit, and earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate differs from the rate for the same periods in 2015 due to the impact of the discrete items referenced in the table below, a change in the tax treatment of share-based compensation in the Company's cost-sharing arrangement, which occurred in the three months ended September 30, 2015, and the benefit of the federal R&D credit, which was permanently reinstated on December 18, 2015.

The Company's effective tax rate for the three and six months ended June 30, 2015 of 30.1% and 30.4%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items referenced in the table below.

The effective tax rates for the three and six months ended June 30, 2016 and June 30, 2015 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity investments	$0.6	$—	$(1.3)	$—
Restructuring charges	$—	$0.2	$—	$(1.1)
Acquisition-related charges	$(3.1)	$—	$(3.1)	$—

As of June 30, 2016, the total amount of gross unrecognized tax benefits was $215.5 million, of which $185.2 million, if recognized, would affect the Company's effective tax rate. As a result of the closure of the California Franchise Tax Board (“FTB”) audit discussed below, the gross unrecognized tax benefits was reduced by approximately $14.3 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.9 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2007 through 2009 tax years. In March 2016, the IRS concluded its field audit and issued a final assessment. The Company is appealing this assessment. As of June 30, 2016, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

In June 2016, the California FTB concluded its audit of the 2004 through 2006 tax years and issued a final assessment which has no material impact on the Company’s financial statements. The Company is no longer subject to an audit of its California income taxes through tax year 2006.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company is also subject to separate ongoing examinations by the India tax authorities for the 2003 tax year, 2004 through 2008 tax years, and the 2009 through 2011 tax years. As of as of June 30, 2016, the Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns.

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

Note 14. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$140.0	$158.0	$231.4	$238.2
Denominator:
Weighted-average shares used to compute basic net income per share	382.8	389.9	383.0	398.4
Dilutive effect of employee stock awards	3.5	7.3	5.6	7.7
Weighted-average shares used to compute diluted net income per share	386.3	397.2	388.6	406.1
Net income per share
Basic	$0.37	$0.41	$0.60	$0.60
Diluted	$0.36	$0.40	$0.60	$0.59

Anti-dilutive:
Potential anti-dilutive shares	8.0	3.7	2.7	4.8

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through March 20, 2026. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $129.4 million as of June 30, 2016. Rent expense was $10.5 million and $19.6 million for the three and six months ended June 30, 2016, respectively, and $10.9 million and $22.4 million for the three and six months ended June 30, 2015, respectively.

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

As the Company is subject to certain contractual obligations during the construction period, the Company was deemed the owner of the property during the construction period and capitalized construction in progress and recorded a corresponding long-term liability for build-to-suit lease agreements. As of December 31, 2015, the Company capitalized construction costs by recording a build-to-suit lease asset under construction in progress of $45.6 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2016, the Company increased the build-to-suit asset and financing liability by $15.3 million for construction costs incurred.

Upon the completion of construction in April 2016, the Company assessed whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. The Company concluded that it had a certain form of continuing economic involvement in the facility, which precluded sale-leaseback accounting treatment. As a result, a total of $60.9 million of costs capitalized were placed in service and will be depreciated over the lease term.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $578.0 million as of June 30, 2016.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2016, the Company had accrued $19.7 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of June 30, 2016, the Company held long-term debt consisting of the Notes with a carrying value of $2,132.5 million. Of these Notes, $350.0 million will mature in 2019 and bears interest at a fixed rate of 3.125%, $300.0 million will mature in 2020 and bears interest at a fixed rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $500.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Debt and Financing, for further discussion of the Company's long-term debt.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Contractual Obligations

As of June 30, 2016, other contractual obligations primarily consisted of (1) $85.3 million in indemnity and employee-related obligations and service-related escrows, including those required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2016; (2) $3.5 million in campus build-out obligations; and (3) $42.1 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of June 30, 2016, the Company had $199.8 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of June 30, 2016, the Company recorded a $16.8 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of June 30, 2016 and December 31, 2015, the Company had $6.4 million and $15.8 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal proceedings or the investigations discussed above. However, the Company has accrued for unrecognized tax benefits in connection with certain tax-related proceedings as described in further detail in Note 13, Incomes Taxes.

Note 16. Subsequent Events

Business Combination

In July 2016, the Company entered into a definitive agreement to acquire Aurrion, Inc. ("Aurrion"), an innovator in fabless wafer scale silicon photonic technology, for approximately $165 million in consideration, subject to adjustment for indebtedness and working capital. The Company believes the acquisition will help to fuel its long-term competitive advantage by enabling cost-effective, high-density, high-speed optical networks. The consummation of this acquisition is subject to customary closing conditions.

Dividend Declaration

On July 26, 2016, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on September 22, 2016 to stockholders of record as of the close of business on September 1, 2016.

Stock Repurchase Activities

Subsequent to June 30, 2016, through the filing of this Report, the Company repurchased 0.9 million shares of its common stock, for an aggregate of $20.0 million at an average purchase price of $22.42 per share, under the 2014 Stock Repurchase Program. These shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $312.1 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Enterprise Strategic Verticals. We believe that product and solution differentiation, with a relentless customer focus, will enable us to grow revenue and increase market share.

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

Net revenues during the second quarter of 2016, were flat compared to the same period in 2015 as lower net revenues from EMEA and the Americas were offset by an increase in net revenues from APAC. Additionally, declines in net revenues from our security and routing products were offset by an increase in revenues from our switching products. An increase in revenues from our Government vertical was offset by decreases in revenues from Cable Providers.

Of our top ten customers for the second quarter of 2016, five were Telecoms, four were Cloud or Cable Providers, and one was an Enterprise. Of these customers, two were located outside of the U.S.

We are operating in a challenging macro environment that has been affected by recent economic and geopolitical volatility, however we remain constructive on revenue growth based on our continued focus on our key market verticals, our expectations with respect to the ramp up of our new product offerings, and our anticipated customer deployments.

Our product gross margins declined during the second quarter of 2016, compared to the same period in 2015, due to elevated pricing pressure, primarily in EMEA, and product mix, which was partially offset by improvements in our cost structure. We expect that our product gross margins will continue to vary in the future due to the mix of products sold and competitive pricing pressures, which may be further impacted by changes in foreign currency exchange rate movements. We believe that solid execution of our strategy, coupled with a strong portfolio of solutions, will position us to navigate through effects on customer spending patterns in the future. We will also continue our focus on prudently managing our operating expenses.

We intend to continue to execute on our strategy of designing, developing and selling products and services for high-performance networks. We remain focused on operational excellence, cost discipline and targeted growth initiatives, as well as partnerships and strategic acquisitions that we believe will complement our R&D strategy. For example, in April 2016, we acquired optical equipment provider BTI Systems Inc., or BTI, which we expect will allow us to accelerate the delivery of open and automated packet optical transport solutions with integrated network management based on BTI Systems' proNX Service Manager and our Connectivity Services Director, as well as our NorthStar Controller. We believe that, together, these products will provide a unified management interface for multi-layer provisioning of end to- end services across IP and optical networks. Further, our intent is to continue to develop software solutions and increase our software revenue as a percentage of total revenue over time. We expect that our software solutions will help simplify the operation of networks, and to allow our customers across our key verticals to deliver real value over those networks.

In the second quarter of 2016, we continued to execute on our strategy with significant advancements in performance and automation across a number of key solution areas. At the OpenStack Summit, we announced Juniper Networks cSRX, a next-generation containerized firewall providing advanced security services for Software Defined Networks, a multi-core version of the Juniper Networks vSRX as well as the latest version of Contrail. We also announced two new access switches, the EX2300 and EX3400. Lastly, we introduced Juniper Networks Cloud-Enabled Branch, a solution that will allow enterprises and managed service providers alike to create and automate delivery of branch office networking services on-demand.
We continue to deliver on our previously announced capital return program. In the second quarter of 2016, we repurchased 5.5 million of shares of our common stock and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $163.6 million. Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $3.9 billion of capital against our previously announced intention to return a total of $4.1 billion by the end of 2016. We intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends, after completion of the $4.1 billion capital return program. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.
On July 26, 2016, we announced a cash dividend of $0.10 per share of common stock payable on September 22, 2016 to stockholders of record as of the close of business on September 1, 2016.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding, or DSO, and book-to-bill):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Net revenues	$1,221.3	$1,222.2	$(0.9)	—%	$2,319.2	$2,289.6	$29.6	1%

Gross margin	$756.4	$781.5	$(25.1)	(3)%	$1,447.3	$1,438.8	$8.5	1%
Percentage of net revenues	61.9%	63.9%			62.4%	62.8%

Operating income	$203.8	$243.1	$(39.3)	(16)%	$352.5	$374.9	$(22.4)	(6)%
Percentage of net revenues	16.7%	19.9%			15.2%	16.4%
Net income	$140.0	$158.0	$(18.0)	(11)%	$231.4	$238.2	$(6.8)	(3)%
Percentage of net revenues	11.5%	12.9%			10.0%	10.4%
Net income per share:
Basic	$0.37	$0.41	$(0.04)	(10)%	$0.60	$0.60	$—	—%
Diluted	$0.36	$0.40	$(0.04)	(10)%	$0.60	$0.59	$0.01	2%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%	$0.20	$0.20	$—	—%
Stock repurchase plan activity	$125.5	$600.0	$(474.5)	(79)%	$200.5	$1,000.0	$(799.5)	(80)%

Operating cash flows					$526.8	$482.5	$44.3	9%
DSO	55	39	16	41%
Product book-to-bill	>1	>1

					June 30, 2016	December 31, 2015	Change	% Change
Deferred revenue					$1,295.6	$1,168.1	$127.5	11%

•
Net Revenues: Net revenues during the second quarter of 2016, were flat compared to the same period in 2015 as lower net revenues from the Enterprise market in EMEA and Service Providers in the Americas were offset by an increase in net revenues from Service Providers in APAC. Additionally, the decrease in revenues from our security and routing products were partially offset by higher service revenues. Further, an increase in revenues from our Government vertical was offset by a decrease in revenues from Cable Providers.

During the six months ended June 30, 2016, compared to the same period in 2015, net revenues increased primarily due to higher revenues from Service Providers in APAC and the Americas. Our year-over-year revenue growth for the six months ended June 30, 2016, compared to 2015, was also driven by higher service revenue and switching product revenue, partially offset by a decline in revenue from our security products. An increase in revenues from our Government vertical was partially offset by a decrease in revenues from Telecom.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and six months ended June 30, 2016, compared to the same periods in 2015, due to elevated pricing pressures, primarily in EMEA, as well as product mix, inclusive of the BTI acquisition. This was partially offset by higher service revenue, which improved service gross margins, as well as continued improvements in our cost structure.

•
Operating Income: Our operating income as a percentage of net revenues decreased during the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to a decline in gross margins and higher operating expenses, driven by an increase in sales and marketing expenses to position ourselves to capture the growth opportunities from our new products, partially offset by lower variable compensation.

•
Cash Dividends Declared per Common Stock: During the six months ended June 30, 2016, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016 and on April 28, 2016, which were paid on March 22, 2016 and on June 22, 2016, respectively, to stockholders of record on March 1, 2016 and June 1, 2016, respectively, in the aggregate amount of $76.4 million.

During the six months ended June 30, 2015, we declared a quarterly cash dividend of $0.10 per share of common stock, on January 27, 2015 and on April 23, 2015, which were paid on March 24, 2015 and on June 23, 2015, respectively, to stockholders of record on March 3, 2015 and on June 2, 2015, respectively, in the aggregate amount of $79.5 million.

•
Stock Repurchase Plan Activity: During the three and six months ended June 30, 2016, we repurchased approximately 5.5 million and 8.6 million shares of our common stock in the open market, respectively, at an average price of $23.08 and $23.37 per share, respectively, for an aggregate purchase price of $125.5 million and $200.5 million, respectively.

During the three and six months ended June 30, 2015, we repurchased approximately 23.2 million and 40.6 million shares of our common stock in the open market, respectively, at an average price of $25.83 and $24.64 per share, respectively, for an aggregate purchase price of $600.0 million and $1.0 billion, respectively.

•	Operating Cash Flows: Operating cash flows increased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in collections from customers.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the second quarter of 2016 increased by 16 days, or 41%, compared to the same period in 2015. The increase in DSO reflects extended payment terms for certain customers as well as extended invoicing cycles during the ramp up of our ERP system in the second quarter of 2016.

•
Product book-to-bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the three months ended June 30, 2016 and June 30, 2015, respectively.

•
Deferred Revenue: Total deferred revenue increased by $127.5 million to $1,295.6 million as of June 30, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to an increase in deferred service revenue of $77.0 million driven by an increase in multi-year support agreements, which are billed in advance, as well as from the acquisition of BTI.

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

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Routing	$574.7	$602.4	$(27.7)	(5)%	$1,078.8	$1,107.2	$(28.4)	(3)%
Switching	209.2	190.2	19.0	10%	384.7	356.7	28.0	8%
Security	78.2	107.1	(28.9)	(27)%	151.6	199.9	(48.3)	(24)%
Total Product	862.1	899.7	(37.6)	(4)%	1,615.1	1,663.8	(48.7)	(3)%
Percentage of net revenues	70.6%	73.6%			69.6%	72.7%

Total Service	359.2	322.5	36.7	11%	704.1	625.8	78.3	13%
Percentage of net revenues	29.4%	26.4%			30.4%	27.3%
Total net revenues	$1,221.3	$1,222.2	$(0.9)	—%	$2,319.2	$2,289.6	$29.6	1%

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Routing

Routing product net revenues decreased during the three months ended June 30, 2016, compared to the same period in 2015, primarily as a result of a decline in revenues from our MX products due to lower demand from our Telecom and Cloud customers, which was partially offset by an increase in revenues from our PTX series products as our Service Provider customers deploy their core networks. Additionally, the year-over-year revenue decline from Cable and Cloud Providers was partially offset by an increase in revenue from our Government vertical.

Switching

Switching product net revenues increased during the three months ended June 30, 2016, compared to the same period in 2015, due to continued strength in the data center across Cable, Telecom, Enterprise, and Cloud customers for our QFX family of products. In addition, revenues increased from our Government vertical.

Security

Security product net revenues decreased during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to lower revenues from our high-end SRX products resulting from lower demand from our Telecom and Cloud customers. In addition, revenues from our legacy security products continued to decline. This component of our business is in transition and we expect this to continue through the remainder of 2016.

Service

The increase in service net revenues during the three months ended June 30, 2016, compared to the same period in 2015, was primarily driven by strong renewal and attach rates of support contracts.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Routing

Routing product net revenues decreased during the six months ended June 30, 2016, compared to the same period in 2015, primarily as a result of a decline in revenues from our MX and T series products, which was partially offset by an increase in revenues from our PTX and ACX series products. Additionally, year-over-year revenue declines from Telecom and Cable Providers were partially offset by an increase in revenues from our Government vertical and Cloud Providers.

Switching

Switching product net revenues increased during the six months ended June 30, 2016, compared to the same period in 2015, due to continued data center growth from our Telecom customers for our QFX family of products, partially offset by a decline in campus and branch driven by lower demand for our EX products. In addition, revenues increased from our Government vertical and Telecom.

Security

Security product net revenues decreased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to a decrease in revenues from Enterprise and Cloud Providers, partially offset by higher revenues from our Government vertical. This component of our business is in transition and we expect this to continue through the remainder of 2016.

Service

The increase in service net revenues during the six months ended June 30, 2016, compared to the same period in 2015, was primarily driven by support contracts related to strong product shipments in fiscal 2015, as well as strong performance in customer contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Americas:
United States	$661.3	$670.6	$(9.3)	(1)%	$1,240.3	$1,204.1	$36.2	3%
Other	58.7	65.2	(6.5)	(10)%	107.9	120.7	(12.8)	(11)%
Total Americas	720.0	735.8	(15.8)	(2)%	1,348.2	1,324.8	23.4	2%
Percentage of net revenues	59.0%	60.2%			58.1%	57.9%
EMEA	300.1	316.3	(16.2)	(5)%	585.5	620.1	(34.6)	(6)%
Percentage of net revenues	24.5%	25.9%			25.3%	27.1%
APAC	201.2	170.1	31.1	18%	385.5	344.7	40.8	12%
Percentage of net revenues	16.5%	13.9%			16.6%	15.0%
Total net revenues	$1,221.3	$1,222.2	$(0.9)	—%	$2,319.2	$2,289.6	$29.6	1%

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Americas

Net revenues in the Americas decreased during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to lower demand for our routing products from Cloud and Cable Providers, partially offset by an increase in our Government vertical.

EMEA

Net revenues in EMEA decreased during the three months ended June 30, 2016, compared to the same period in 2015. The year-over-year decline was due to lower revenues from Telecom and Enterprise.

APAC

Net revenues in APAC increased during the three months ended June 30, 2016, compared to the same period in 2015, as a result of an increase in net revenues from Enterprise and Service Providers. We also saw a year-over-year increase in revenues in China and Japan.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Americas

Net revenues in the Americas increased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in net revenues from our Government vertical, Cloud, and Cable Providers. In addition, there was higher demand for our switching products due to continued data center growth.

EMEA

Net revenues in EMEA decreased during the six months ended June 30, 2016, compared to the same period in 2015. The year-over-year decline in net revenues was due to Telecom and Cable Providers, partially offset by growth from our Government vertical.

APAC

Net revenues in APAC increased during the six months ended June 30, 2016, compared to the same period in 2015, as a result of an increase in net revenues from the Service Provider market, which was partially offset by a decrease in net revenues from the Enterprise market. Additionally, revenues were higher in China and Japan during the six months ended June 30, 2016, compared to the same period in 2015.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service Provider	$835.4	$835.3	$0.1	—%	$1,619.9	$1,552.3	$67.6	4%
Percentage of net revenues	68.4%	68.3%			69.8%	67.8%
Enterprise	385.9	386.9	(1.0)	—%	699.3	737.3	(38.0)	(5)%
Percentage of net revenues	31.6%	31.7%			30.2%	32.2%
Total net revenues	$1,221.3	$1,222.2	$(0.9)	—%	$2,319.2	$2,289.6	$29.6	1%

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Service Provider

Net revenues from the Service Provider market were flat during the three months ended June 30, 2016, compared to the same period in 2015. We saw an increase in net revenues in APAC, which was offset by declines in the Americas and EMEA. In addition, an increase in service revenues was offset by a decrease in revenues from our routing and security products.

Enterprise

Net revenues from the Enterprise market were flat during the three months ended June 30, 2016, compared to the same period in 2015, as a decrease in net revenues in EMEA was offset by higher revenue in APAC and the Americas. Additionally, net revenue declines from our routing and security product were offset by an increase in revenues from our switching products.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Service Provider

Net revenues from the Service Provider market increased during the six months ended June 30, 2016, compared to the same period in 2015. We saw an increase in net revenues in APAC and the Americas, which was partially offset by a slight decline in EMEA. In addition, an increase in revenues from our switching products and service revenue was partially offset by a decline in revenues from our security products.

Enterprise

Net revenues from the Enterprise market decreased during the six months ended June 30, 2016, compared to the same period in 2015, as a result of a decrease in net revenues across all geographies. Additionally, revenue from our security and routing products decreased, which was partially offset by an increase in service revenues.

Customer

No customer accounted for 10% or more of our net revenues during the three and six months ended June 30, 2016 and June 30, 2015.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product gross margin	$533.8	$588.0	$(54.2)	(9)%	$1,008.9	$1,063.3	$(54.4)	(5)%
Percentage of product revenues	61.9%	65.4%			62.5%	63.9%
Service gross margin	222.6	193.5	29.1	15%	438.4	375.5	62.9	17%
Percentage of service revenues	62.0%	60.0%			62.3%	60.0%
Total gross margin	$756.4	$781.5	$(25.1)	(3)%	$1,447.3	$1,438.8	$8.5	1%
Percentage of net revenues	61.9%	63.9%			62.4%	62.8%

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

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended months ended June 30, 2016, compared to the same period in 2015, primarily due to elevated pricing pressures, primarily in EMEA, and a shift in product mix, inclusive of the BTI acquisition, which was partially offset by improvements in our cost structure.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended June 30, 2016, compared to the same period in 2015, due to higher support revenue, improved labor productivity, and timing of spare parts purchases.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Product gross margin

Product gross margin as a percentage of product revenues decreased during the six months ended months ended June 30, 2016, compared to the same period in 2015, primarily due to elevated pricing pressures, primarily in EMEA, and lower sales volume.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the six months ended June 30, 2016, compared to the same period in 2015, due to higher support revenue and improved labor productivity.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$247.9	$251.6	$(3.7)	(1)%	$498.9	$500.3	$(1.4)	—%
Percentage of net revenues	20.2%	20.6%			21.5%	21.9%
Sales and marketing	243.7	232.4	11.3	5%	475.5	452.6	22.9	5%
Percentage of net revenues	20.0%	19.1%			20.5%	19.8%
General and administrative	58.6	56.3	2.3	4%	118.0	111.5	6.5	6%
Percentage of net revenues	4.8%	4.6%			5.1%	4.8%
Restructuring charges (benefits)	2.4	(1.9)	4.3	(226)%	2.4	(0.5)	2.9	(580)%
Percentage of net revenues	0.2%	(0.2)%			0.1%	—%
Total operating expenses	$552.6	$538.4	$14.2	3%	$1,094.8	$1,063.9	$30.9	3%
Percentage of net revenues	45.2%	44.1%			47.2%	46.5%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology, or IT, costs are allocated to each department based on usage and headcount.

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Research and Development

Research and development expense decreased slightly during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to lower engineering and development costs as we delivered our new products to the market and lower share-based compensation expense due to the vesting of certain RSA awards. Personnel-related expenses also declined due to a decrease in variable compensation partially offset by higher salary expense driven by an increase in headcount. These decreases were partially offset by higher depreciation and amortization expense.

Sales and Marketing

Sales and marketing expense increased during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in personnel-related expenses due to higher salary expense as a result of higher headcount, partially offset by lower variable compensation and a decline in marketing-related expenses.

General and Administrative

General and administrative expense increased during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to higher legal costs and costs related to the acquisition of BTI which closed in April 2016.

Restructuring Charges (Benefits)

During the three months ended June 30, 2016, we recorded $2.4 million of restructuring charges related to severance costs in connection with the acquisition of BTI.

In connection with the restructuring plan we initiated in the first quarter of 2014, which we refer to as the 2014 Restructuring Plan, we recorded a benefit of $1.9 million for the three months ended June 30, 2015, primarily related to the finalization of our estimates of severance and facilities costs. We recorded no such charges during the three months ended June 30, 2016. The 2014 Restructuring Plan and other restructuring plans were substantially complete as of December 31, 2014, and we do not expect to record significant future charges under these restructuring plans.

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Research and Development

Research and development expense decreased slightly during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to lower engineering and development costs as we delivered our new products to the market. In addition, personnel-related expenses decreased as a result of lower variable compensation, partially offset by higher depreciation and amortization expense.

Sales and Marketing

Sales and marketing expense increased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to higher personnel-related expenses driven by higher salary expense and an increase in headcount. In addition, marketing-related expenses increased to position us to capture the growth opportunities from our new products.

General and Administrative

General and administrative expense increased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to higher legal costs and costs related to the acquisition of BTI, which closed in April 2016.

Restructuring Charges (Benefits)

During the six months ended June 30, 2016, we recorded $2.4 million of restructuring charges related to severance costs in connection with the acquisition of BTI. In connection with the 2014 Restructuring Plan, we recorded a benefit of $0.5 million during the six months ended June 30, 2015, primarily related to the finalization of our estimates of severance and facilities costs.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, which we refer to as awards, which include stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs and performance share awards, or PSAs, as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues - Product	$1.5	$1.5	$—	—%	$3.4	$3.2	$0.2	6%
Cost of revenues - Service	4.3	3.8	0.5	13%	7.8	7.2	0.6	8%
Research and development	29.5	32.5	(3.0)	(9)%	61.8	63.2	(1.4)	(2)%
Sales and marketing	13.8	13.4	0.4	3%	23.2	19.2	4.0	21%
General and administrative	6.5	7.7	(1.2)	(16)%	11.2	12.1	(0.9)	(7)%
Total	$55.6	$58.9	$(3.3)	(6)%	$107.4	$104.9	$2.5	2%

Share-based compensation expense decreased during the three months ended June 30, 2016, as compared to the same period in 2015 primarily due to the vesting of certain RSA awards. The increase during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in actual shares vested.

Other Expense, Net and Income Tax Provision

The following table presents other expense, net, and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income	$8.5	$6.7	$1.8	27%	$16.4	$10.5	$5.9	56%
Interest expense	(25.0)	(21.8)	(3.2)	15%	(47.5)	(40.3)	(7.2)	18%
Gain (loss) on investments	3.6	0.2	3.4	1,700%	(1.8)	0.8	(2.6)	(325)%
Other	1.3	(2.2)	3.5	(159)%	(0.9)	(3.9)	3.0	(77)%
Total other expense, net	$(11.6)	$(17.1)	$5.5	(32)%	$(33.8)	$(32.9)	$(0.9)	3%
Percentage of net revenues	(0.9)%	(1.4)%			(1.5)%	(1.4)%

Income tax provision	$52.2	$68.0	$(15.8)	(23)%	$87.3	$103.8	$(16.5)	(16)%
Effective tax rate	27.2%	30.1%			27.4%	30.4%

Other Expense, Net

Interest income primarily includes interest earned from our cash, cash equivalents, investments, and promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from our short-term and long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Total other expense, net decreased during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to higher gains on investments primarily related to the sale of certain publicly-traded equity securities and privately-held investments. In addition, higher interest income driven by higher yields on our investments was partially offset by higher interest expense resulting from our higher debt balance in 2016.

Total other expense, net increased during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in interest expense and loss on investments, partially offset by higher interest income. The higher interest expense was due to our higher debt balance in 2016 compared to 2015. The higher loss on investments was due to an impairment charge of $5.1 million recorded on our privately-held investments in the first quarter of 2016, partially offset by gains on the sale of certain publicly-traded equity securities and privately-held investments. The increase in interest income was due to higher yields on our investments.

Income Tax Provision

The effective tax rate for the three months ended June 30, 2016 and June 30, 2015, reflects the recognition of a net discrete tax benefit of approximately $2.5 million due to acquisition-related charges offset by gains on equity investments and a discrete tax expense of $0.2 million related to restructuring charges, respectively.
The effective tax rate for the six months ended June 30, 2016 and June 30, 2015, reflects the recognition of a discrete tax benefit of approximately $4.4 million and $1.1 million, respectively, due to acquisition-related charges, losses on equity investments, and restructuring charges.
The effective rate for the three and six months ended June 30, 2015 does not reflect the benefit of the federal R&D credit, which was permanently reinstated on December 18, 2015 and a change in the tax treatment of share-based compensation in our cost-sharing arrangement, which occurred in the three months ended September 30, 2015.
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

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2016	December 31, 2015	$ Change	% Change
Working capital	$1,872.0	$1,110.5	$761.5	69%

Cash and cash equivalents	$1,756.9	$1,420.9	$336.0	24%
Short-term investments	587.1	527.1	60.0	11%
Long-term investments	1,147.1	1,244.2	(97.1)	(8)%
Total cash, cash equivalents, and investments	3,491.1	3,192.2	298.9	9%
Short-term and long-term debt(*)	2,132.5	1,937.4	195.1	10%
Net cash, cash equivalents, and investments	$1,358.6	$1,254.8	$103.8	8%
 ________________________________

(*)
During the six months ended June 30, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. Short-term and long-term debt as of December 31, 2015 was retrospectively adjusted to conform to the current-year presentation.

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $761.5 million during the six months ended June 30, 2016 primarily due to increases in cash and other assets generated by operating activities and proceeds from issuing long-term debt.

Summary of Cash Flows

As of June 30, 2016, compared to December 31, 2015, our cash and cash equivalents increased by $336.0 million primarily due to proceeds from the issuance of our 2019 Notes and 2024 Notes, proceeds from the sales and maturities of available-for-sale investments, and cash from operations, partially offset by purchases of available-for-sale investments, repayment of our 2016 Notes, purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, and dividend payments.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$526.8	$482.5	$44.3	9%
Net cash used in investing activities	$(126.4)	$(364.0)	$237.6	(65)%
Net cash used in financing activities	$(71.1)	$(421.9)	$350.8	(83)%

Operating Activities

Net cash provided by operations for the six months ended June 30, 2016 was $526.8 million, compared to $482.5 million for the same period in 2015. The increase was primarily due to an increase in collections from customers.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $126.4 million, compared to net cash used in investing activities of $364.0 million for the six months ended June 30, 2015. The lower net cash used in investing activities was primarily due to higher proceeds from the sales and maturities of available-for-sale investments as well as lower purchases of available-for-sale investments during the six months ended June 30, 2016 compared to the same period on 2015, partially offset by cash used to acquire BTI.

Financing Activities

Net cash used in financing activities was $71.1 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $421.9 million for the same period in 2015 decreased primarily due to fewer purchases and retirements of our common stock partially offset by the repayment of our 2016 Notes during the six months ended June 30, 2016.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and a $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of June 30, 2016, there was $332.1 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three and six months ended June 30, 2016, we repurchased and retired approximately 5.5 million and 8.6 million shares of our common stock, respectively, under the 2014 Stock Repurchase Program at an average price of $23.08 and $23.37 per share, respectively, for an aggregate purchase price of $125.5 million and $200.5 million, respectively.

Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $3.9 billion of capital to shareholders against our commitment to return $4.1 billion by the end of 2016. We intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends, after completion of the $4.1 billion capital return program. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to June 30, 2016.

Dividends

During the six months ended June 30, 2016, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016 and on April 28, 2016, which were paid on March 22, 2016 and on June 22 2016, respectively, to stockholders of record on March 1, 2016 and June 1, 2016, respectively, in the aggregate amount of $76.4 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to June 30, 2016.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2016	December 31, 2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$242.5	$210.1
Distributor inventory and other sell-through items	99.9	81.8
Deferred gross product revenue	342.4	291.9
Deferred cost of product revenue	(51.6)	(51.6)
Deferred product revenue, net	290.8	240.3
Deferred service revenue	1,004.8	927.8
Total	$1,295.6	$1,168.1

Total deferred revenue increased by $127.5 million to $1,295.6 million as of June 30, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to an increase in deferred service revenue of $77.0 million driven by an increase in multi-year support agreements, which are billed in advance, as well from the acquisition of BTI.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 15, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of June 30, 2016, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to the nature of these obligations, during the six months ended June 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the obligations listed in the table below (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2019 Notes(*)	$350.0	$—	$350.0	$—	$—
2024 Notes(*)	$150.0	$—	$—	$—	$150.0
Interest payment on the 2019 Notes and 2024 Notes(*)	$86.9	$17.7	$35.4	$13.5	$20.3
________________________________

(*)	For further explanation of our debt, see Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

During the six months ended June 30, 2016, we also repaid the aggregate principal amount owed of $300.0 million on our 2016 Notes.

Revolving Credit Facility

On June 27, 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds from borrowings made under the Credit Agreement may be used by us for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid.

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of June 30, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of June 30, 2016, we recorded a $16.8 million liability for such indemnification obligations in other accrued liabilities in the Condensed Consolidated Balance Sheets in Item 1 of Part I of this Report. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2016, we have not made any payments under these arrangements. As of June 30, 2016 and December 31, 2015, we had $6.4 million and $15.8 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, in 2014, we indicated that we intend to return $4.1 billion to our stockholders in the form of stock repurchases and dividends from February 2014 through the end of 2016. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of June 30, 2016, 88% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2016, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.40% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we believe we are on track with respect to this goal for 2016.

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2016, we completed the final phase of our multi-phase conversion to a new enterprise resource planning, or ERP, system by implementing the Customer Relationship Management, or CRM, and Financial Accounting & Reporting modules. As a result of this implementation, in the first quarter of 2016, internal controls were modified to align with the modified business processes and new system-based controls were implemented to adapt to the new ERP system functionalities. Additional interim internal controls were put into operation to mitigate risks that may arise during the initial phase of post-implementation stabilization and we expect that such interim controls will be phased out over the next few quarters.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of these factors, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some quarters, our operating results will be below our guidance, our long-term financial model or the expectations of securities analysts or investors, in which case the price of our common stock may decline and has declined in the past. Such a decline could also occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

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

From time to time, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted a new capital allocation plan. In connection with our cost management measures, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

A limited number of our customers comprise a material portion of our revenues and any changes in the way they purchase products from us could affect our business. In addition, there is an ongoing trend toward consolidation in the industry in which our customers and partners operate. Any decrease in revenues from our customers or partners could have an adverse effect on our net revenues and operating results.

A material portion of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our service provider market. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Altice’s purchase of Cablevision and Portugal Telecom, Liberty Global's acquisition of Cable & Wireless Communications, AT&T’s acquisition of DirecTV, and Charter Communications, Inc.'s acquisition of Time Warner Cable, Inc.) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

We expect our gross margins and operating margins to vary over time, and the level of gross margins achieved by us in recent years may not be sustainable.

We expect our product and service gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other (benefit) charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, we will continue to remain diligent in our long-term financial objective to increase revenue and operating margins and manage our operating expenses as a percentage of revenue. We expect that our margins will vary with our ability to achieve these goals. We can provide no assurance that we will be able to achieve all or any of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

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

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Nokia Corporation merged with Alcatel-Lucent, HP acquired Aruba Networks, and Cisco acquired OpenDNS and Sourcefire, Inc., which further consolidated our market. In addition, Symantec Corporation announced a proposed acquisition of Blue Coat Systems and Dell announced a proposed acquisition of EMC, which we anticipate will further consolidate our market upon its consummation. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors sell networking products as bundled solutions with other IT products, such as computer and storage systems. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5200, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 with Express Path and SRX5800 Series Services Gateways, EX9200, EX4600, EX2300 and EX3400 Ethernet Switches, new MX Series line cards and routers (including the vMX 3D Universal Edge Router), new PTX Series line cards (powered by our ExpressPlus custom silicon), Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, a disaggregated version of Junos Software, OCX1100, PTX1000, vSRX and cSRX virtual firewalls, Sky Advanced Threat Prevention (ATP), Spotlight Secure, Junos Space Security Director, Junos Space Virtual Director, Juniper Networks Contrail Networking, Contrail Service Orchestration, the NFX250 network services platform and cSRX Container Firewall. In Q2 2016, we also introduced Juniper Networks Cloud-Enabled Branch, a solution built upon the open Juniper Unite Cloud-Enabled Enterprise framework. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

The introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would be able to purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. For example, we have developed a disaggregated version of our Junos software and introduced our QFX5200 series of switches, which runs our disaggregated Junos software. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in August 2016, we announced our entry into a definitive agreement to acquire Aurrion, Inc.; in April 2016, we acquired BTI Systems Inc.; in 2014, we acquired WANDL, Inc.; and in 2012, we acquired Contrail Systems Inc. and Mykonos Software, Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Telecommunications, cable and cloud service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. For example, our customers France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission, or the SEC, and the U.S. Department of Justice, or the DOJ, are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries. The investigations relate to whether the Company or any third party on behalf of the Company gave money or anything else of value to any government official in violation of the FCPA. The Company’s Audit Committee, with the assistance of independent advisors, has been investigating and conducting a thorough review of possible violations of the FCPA, and has made recommendations for remedial measures, including employee disciplinary actions in foreign jurisdictions, which the Company has implemented and continues to implement. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Regulation of our industry in general and the telecommunications industry in particular could harm our operating results and future prospects.

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

The United States and various foreign governments have imposed controls and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China recently has proposed new conditions on eligibility of encryption products for purchase by government and certain non-government organizations. India recently proposed and then withdrew regulations imposing serious conditions on the use of encryption in telecommunications products. We sell our products to both commercial customers and, directly and indirectly, to governments around the world. Our ability to sell into substantial government markets (whether or not the products we sell include encryption) is vulnerable to changes in government procurement regulations, any associated local content requirements and changes in the government’s interpretation of such regulations. In addition, the U.S. government has broader sanctions and embargoes that generally forbid supply of most items to or involving certain countries, territories, governments, legal entities and individuals, including recent restrictions imposed by the U.S. and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibited entities or individuals, but there can be no assurance that they will always be effective.

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

For example, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. The EU and U.S. recently reached agreement on a successor privacy framework called the Privacy Shield. The EU and the US have adopted the agreement officially, and we are reviewing our practices to determine what steps we need to take to ensure compliance. In addition, the recent approval by voters in the United Kingdom, or U.K., of a referendum to leave the EU could require us to make additional changes to the way we conduct our business and transmit data between the U.K. and the EU.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of June 30, 2016, our goodwill was $3,001.6 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets. We conduct significant sales and customer support operations directly and indirectly through our distributors and VARs in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. In addition, a portion of our R&D and our general and administrative operations are conducted outside the United States. In some countries, we may experience reduced intellectual property protection.

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

In addition, the recent approval by voters in the U.K. of a referendum to leave the EU has caused, and may continue to cause, uncertainty in the global markets. The U.K.’s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. We will also review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. On October 2, 2015, the Company and the issuer of the promissory note agreed to modify the original terms of the note to extend the maturity date from April 1, 2016 to December 31, 2018. Since approximately $125.0 million of the transaction consideration is in the form of a non-contingent seller promissory note, there is the risk that we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, by the buyer under the note. In the event that the promissory note is not repaid on the terms we contemplate, any collection or restructuring efforts we undertake may be costly and require significant time and attention from our management and there is no guarantee that we will be able to recover the amounts owed to us in full.

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

We are required to evaluate the effectiveness of our internal control over financial reporting and publicly disclose material weaknesses in our controls. Any adverse results from such evaluation may adversely affect investor perception, and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness or significant deficiency, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

In February 2016, we issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019, which we refer to as the 2019 Notes, and $150.0 million aggregate principal amount of 4.5% senior notes due 2024, which we refer to as the 2024 Notes. In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes. In addition, in March 2014, we issued $350.0 million aggregate principal amount of our 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2019 Notes, 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 8, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of June 30, 2016, we had $2,132.5 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of June 30, 2016, no amounts were outstanding under the Credit Agreement.

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

In July 2016, we announced a cash dividend of $0.10 per share of common stock payable on September 22, 2016 to stockholders of record as of the close of business on September 1, 2016. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

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

At June 30, 2016, we had $1,756.9 million in cash and cash equivalents and $1,734.2 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended June 30, 2016 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2016	2.1	$23.64	2.1	$407.1
May 1 - May 31, 2016	3.4	$22.71	3.4	$332.1
June 1 - June 30, 2016(3)	—	$23.23	—	$332.1
Total	5.5	$23.08	5.5
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

(3)	Includes an immaterial number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Amended and Restated Juniper Networks, Inc. Performance Bonus Plan, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 4, 2016	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 4, 2016	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1
Amended and Restated Juniper Networks, Inc. Performance Bonus Plan, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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