Form 10-Q
period 2016-09-30
JUNIPER NETWORKS INC
filed 2016-11-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 380,323,150 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 4, 2016.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Product	$928.2	$925.4	$2,543.3	$2,589.2
Service	357.1	323.2	1,061.2	949.0
Total net revenues	1,285.3	1,248.6	3,604.5	3,538.2
Cost of revenues:
Product	349.6	322.6	955.8	923.1
Service	136.2	128.6	401.9	378.9
Total cost of revenues	485.8	451.2	1,357.7	1,302.0
Gross margin	799.5	797.4	2,246.8	2,236.2
Operating expenses:
Research and development	251.8	247.0	750.7	747.3
Sales and marketing	242.9	235.3	718.4	687.9
General and administrative	54.0	57.1	172.0	168.6
Restructuring charges (benefits)	0.8	—	3.2	(0.5)
Total operating expenses	549.5	539.4	1,644.3	1,603.3
Operating income	250.0	258.0	602.5	632.9
Other expense, net	(13.4)	(8.4)	(47.2)	(41.3)
Income before income taxes	236.6	249.6	555.3	591.6
Income tax provision	64.2	51.9	151.5	155.7
Net income	$172.4	$197.7	$403.8	$435.9

Net income per share:
Basic	$0.45	$0.52	$1.06	$1.11
Diluted	$0.45	$0.51	$1.04	$1.09
Shares used in computing net income per share:
Basic	381.0	382.8	382.3	393.2
Diluted	384.5	389.2	387.9	401.2
Cash dividends declared per common stock	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$172.4	$197.7	$403.8	$435.9
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax (provisions) benefit of ($0.3) and $0.4 during the three and nine months ended September 30, 2016, respectively, and ($3.7) and ($2.1) for the corresponding periods of the fiscal year ended December 31, 2015 ("fiscal 2015"), respectively	(0.6)	(3.6)	5.4	4.6
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provisions of zero and $0.5 during the three and nine months ended September 30, 2016, respectively, and zero for the corresponding periods of fiscal 2015	(0.3)	(0.1)	(1.1)	(0.6)
Net change on available-for-sale securities, net of taxes	(0.9)	(3.7)	4.3	4.0
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges, net of tax (provisions) benefit of ($0.6) and ($1.2) during the three and nine months ended September 30, 2016, respectively, and $0.5 and ($0.2) for the corresponding periods of fiscal 2015, respectively	(0.3)	(1.4)	3.6	(5.4)
Reclassification adjustment for realized net (gains) losses on cash flow hedges included in net income, net of tax provisions (benefit) of $0.3 and $0.4 during the three and nine months ended September 30, 2016, respectively, and ($0.1) and zero for the corresponding periods of fiscal 2015, respectively	(0.9)	1.8	(1.0)	8.7
Net change on cash flow hedges, net of taxes	(1.2)	0.4	2.6	3.3
Change in foreign currency translation adjustments	(6.9)	(8.8)	(1.1)	(12.9)
Other comprehensive (loss) income, net of tax	(9.0)	(12.1)	5.8	(5.6)
Comprehensive income	$163.4	$185.6	$409.6	$430.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,689.0	$1,420.9
Short-term investments	632.7	527.1
Accounts receivable, net of allowances	753.6	780.7
Prepaid expenses and other current assets	354.1	183.7
Total current assets	3,429.4	2,912.4
Property and equipment, net	1,067.0	1,021.0
Long-term investments	1,158.4	1,244.2
Restricted cash and investments	89.8	36.2
Purchased intangible assets, net	113.2	33.9
Goodwill	3,048.4	2,981.3
Other long-term assets	239.0	378.9
Total assets	$9,145.2	$8,607.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$299.9
Accounts payable	208.4	159.3
Accrued compensation	174.3	269.5
Deferred revenue	918.5	822.9
Other accrued liabilities	207.2	250.3
Total current liabilities	1,508.4	1,801.9
Long-term debt	2,133.1	1,637.5
Long-term deferred revenue	385.6	345.2
Long-term income taxes payable	205.1	187.3
Other long-term liabilities	140.5	61.6
Total liabilities	4,372.7	4,033.5
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 380.1 shares and 384.0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	8,256.3	8,334.8
Accumulated other comprehensive loss	(13.4)	(19.2)
Accumulated deficit	(3,470.4)	(3,741.2)
Total stockholders' equity	4,772.5	4,574.4
Total liabilities and stockholders' equity	$9,145.2	$8,607.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$403.8	$435.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	162.1	161.3
Depreciation, amortization, and accretion	151.9	131.5
Restructuring and non-cash acquisition charges (benefits)	6.0	(4.0)
Deferred income taxes	41.5	10.0
Loss (gain) on investments and fixed assets, net	1.6	(6.4)
Excess tax benefits from share-based compensation	(5.8)	(7.4)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	36.6	(15.7)
Prepaid expenses and other assets	(66.5)	8.8
Accounts payable	52.1	(21.8)
Accrued compensation	(77.0)	(29.0)
Income taxes payable	(7.5)	108.2
Other accrued liabilities	(51.3)	(45.0)
Deferred revenue	124.7	49.1
Net cash provided by operating activities	772.2	775.5
Cash flows from investing activities:
Purchases of property and equipment	(162.9)	(154.9)
Purchases of available-for-sale investments	(1,251.9)	(1,147.6)
Proceeds from sales of available-for-sale investments	985.1	625.9
Proceeds from maturities of available-for-sale investments	232.4	197.4
Purchases of trading investments	(4.3)	(3.8)
Proceeds from sales of privately-held investments	9.5	10.3
Purchases of investments in privately-held companies	(17.1)	(5.4)
Payments for business acquisitions, net of cash and cash equivalents acquired	(96.7)	(3.5)
Changes in restricted cash	(2.4)	11.6
Net cash used in investing activities	(308.3)	(470.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	59.7	97.0
Purchases and retirement of common stock	(323.9)	(1,056.8)
Issuance of long-term debt, net	494.0	594.6
Payment of long-term debt	(300.0)	—
Payment under lease obligations	(1.7)	(0.4)
Payment of acquired debt	(15.5)	—
Excess tax benefits from share-based compensation	5.8	7.4
Payment of cash dividends	(114.4)	(118.0)
Net cash used in financing activities	(196.0)	(476.2)
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	(15.4)
Net increase (decrease) in cash and cash equivalents	268.1	(186.1)
Cash and cash equivalents at beginning of period	1,420.9	1,639.6
Cash and cash equivalents at end of period	$1,689.0	$1,453.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The Condensed Consolidated Balance Sheet as of December 31, 2015, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on certain cash flow presentation issues such as debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination and should be applied using a retrospective transition method for each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326) Financial Instruments - Credit Losses. The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

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

Note 3. Business Combinations

During the nine months ended September 30, 2016, the Company completed two business combinations. The Company's Condensed Consolidated Financial Statements include the operating results of these business combinations from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations are not material.

Additional information, such as income tax and other contingencies, existing as of the acquisition dates but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Aurrion, Inc.

On August 9, 2016, the Company acquired the remaining ownership interest in Aurrion, Inc. ("Aurrion"), increasing its ownership from 18% to 100%, for $74.3 million of cash. The acquisition of Aurrion, a privately-held provider of fabless silicon photonic technology, is expected to strengthen the Company's long-term competitive advantage in cost-effective, high-density, high-speed networks.

Prior to the acquisition, the Company had a pre-existing investment in Aurrion's equity and also held convertible debt that were remeasured to fair value of $17.2 million and $10.4 million, respectively, based upon the perspective of a market participant when estimating the fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Additionally, under the terms of the acquisition agreement, the Company assumed share-based awards for continuing employees from the acquisition of Aurrion, which were granted in contemplation of future services. The fair value of these share-based awards was $55.0 million, which will be expensed as share-based compensation over the remaining service period.

BTI Systems Inc.

On April 1, 2016, the Company acquired the remaining ownership interest in BTI Systems Inc. (“BTI”), increasing its ownership from 12% to 100%, for $25.8 million of cash. BTI is a privately-held provider of cloud and metro networking systems and software to content, cloud, and service providers. The Company acquired BTI on the expectation that this would help to accelerate the Company's ability to deliver open and automated packet optical transport solutions.

Prior to the acquisition, the Company had a pre-existing investment in BTI's equity and remeasured the investment to its fair value of $17.1 million, which was based upon the perspective of a market participant when estimating the fair value. The Company also held $0.9 million of convertible debt measured at fair value and settled upon acquisition. The Company also repaid upon acquisition $18.6 million of certain outstanding BTI liabilities assumed.

Additionally, under the terms of the acquisition agreement, the Company assumed share-based awards for continuing employees from the acquisition of BTI, which were granted in contemplation of future services. The fair value of these share-based awards was $8.6 million, which will be expensed as share-based compensation over the remaining service period.

The total purchase consideration, consisting of cash consideration paid and the fair value of previous investments, of $101.9 million and $43.8 million for Aurrion and BTI, respectively, were allocated as follows (in millions):

	Aurrion	BTI	Total
Net tangible assets acquired/(liabilities) assumed (1)	$6.0	$(19.7)	$(13.7)
Intangible assets acquired	49.0	43.3	92.3
Goodwill (1)	46.9	20.2	67.1
Total	$101.9	$43.8	$145.7
________________________________
(1) During the three months ended September 30, 2016, the Company recorded insignificant adjustments to the preliminary fair value of certain assets acquired and liabilities assumed in the BTI acquisition. These adjustments were based on information obtained in the current period about facts and circumstances that existed at the acquisition date.

The goodwill recognized for these acquisitions was primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes.

The Company recognized $2.8 million and $10.7 million of acquisition-related costs during the three and nine months ended September 30, 2016, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations. There were no such charges during the three and nine months ended September 30, 2015.

The Company also recorded $0.5 million and $2.9 million of restructuring charges during the three and nine months ended September 30, 2016, related to severance costs for certain former BTI employees which were recorded in restructuring charges (benefits) in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Intangible Assets Acquired

A summary of the Company's intangible assets acquired through the business combinations completed during the nine months ended September 30, 2016 was as follows (in millions, except years):

	Weighted Average Estimated Useful Life (In Years)	Amount
Finite-lived intangible assets:
Existing technology	8	$37.1
Customer relationships	8	5.3
Trade name	1	0.6
Backlog	1	0.3
Total intangible assets with finite lives		43.3
Indefinite-lived intangible assets:
In-process research and development ("IPR&D")		49.0
Total intangible assets acquired		$92.3

As a result of the Aurrion acquisition, the Company acquired IPR&D consisting of existing research and development projects that have not yet reached technological feasibility at the time of the acquisition. The acquired IPR&D involves technology for cost-effective, high-speed networks. The IPR&D was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expected to result from the associated project.

Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Indefinite-lived intangibles are not amortized into results of operations but instead are evaluated for impairment. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized as cost of revenues over their respective estimated useful lives at that point in time. If the research and development project is abandoned, the acquired IPR&D assets are written off and charged to expense in the period of abandonment.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016
Fixed income securities:
Asset-backed securities	$326.8	$0.6	$—	$327.4
Certificates of deposit	49.9	—	—	49.9
Commercial paper	52.4	—	—	52.4
Corporate debt securities	866.1	1.7	(0.5)	867.3
Foreign government debt securities	38.5	—	—	38.5
Government-sponsored enterprise obligations	127.3	0.1	—	127.4
U.S. government securities	331.8	0.2	(0.1)	331.9
Total fixed income securities	1,792.8	2.6	(0.6)	1,794.8
Money market funds	413.0	—	—	413.0
Mutual funds	8.1	—	—	8.1
Publicly-traded equity securities	4.5	0.8	—	5.3
Total available-for-sale securities	2,218.4	3.4	(0.6)	2,221.2
Trading securities in mutual funds(1)	20.5	—	—	20.5
Total	$2,238.9	$3.4	$(0.6)	$2,241.7

Reported as:
Cash equivalents	$379.0	$—	$—	$379.0
Restricted Investments(2)	71.6	—	—	71.6
Short-term investments	631.8	1.0	(0.1)	632.7
Long-term investments	1,156.5	2.4	(0.5)	1,158.4
Total	$2,238.9	$3.4	$(0.6)	$2,241.7
________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

(2)	Includes $4.0 million of short-term restricted investments classified as prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$312.2	$—	$(0.5)	$311.7
Certificates of deposit	9.6	—	—	9.6
Commercial paper	17.7	—	—	17.7
Corporate debt securities	913.8	0.2	(2.6)	911.4
Foreign government debt securities	16.5	—	—	16.5
Government-sponsored enterprise obligations	204.1	—	(0.4)	203.7
U.S. government securities	278.0	—	(0.4)	277.6
Total fixed income securities	1,751.9	0.2	(3.9)	1,748.2
Money market funds	29.7	—	—	29.7
Mutual funds	6.1	0.1	—	6.2
Publicly-traded equity securities	8.7	0.8	(0.7)	8.8
Total available-for-sale securities	1,796.4	1.1	(4.6)	1,792.9
Trading securities in mutual funds(1)	17.7	—	—	17.7
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

Reported as:
Cash equivalents	$3.4	$—	$—	$3.4
Restricted Investments	35.8	0.1	—	35.9
Short-term investments	527.2	0.9	(1.0)	527.1
Long-term investments	1,247.7	0.1	(3.6)	1,244.2
Total	$1,814.1	$1.1	$(4.6)	$1,810.6

________________________________

(1)	Balance consists of the Company's non-qualified deferred compensation plan assets.

The contractual maturities of the Company's total fixed income securities as of September 30, 2016 were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$636.3	$0.2	$(0.1)	$636.4
Due between one and five years	1,156.5	2.4	(0.5)	1,158.4
Total	$1,792.8	$2.6	$(0.6)	$1,794.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2016
Fixed income securities:
Corporate debt securities	$195.5	$(0.3)	$102.5	$(0.2)	$298.0	$(0.5)
U.S. government securities	102.2	(0.1)	—	—	102.2	(0.1)
Total available-for-sale securities	$297.7	$(0.4)	$102.5	$(0.2)	$400.2	$(0.6)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$274.2	$(0.4)	$30.8	$(0.1)	$305.0	$(0.5)
Certificates of deposit(*)	3.3	—	—	—	3.3	—
Corporate debt securities	687.9	(2.3)	58.9	(0.3)	746.8	(2.6)
Foreign government debt securities(*)	9.5	—	—	—	9.5	—
Government-sponsored enterprise obligations	185.3	(0.4)	—	—	185.3	(0.4)
U.S. government securities	259.3	(0.4)	—	—	259.3	(0.4)
Total fixed income securities	1,419.5	(3.5)	89.7	(0.4)	1,509.2	(3.9)
Publicly-traded equity securities	2.1	(0.7)	—	—	2.1	(0.7)
Total available-for-sale securities	$1,421.6	$(4.2)	$89.7	$(0.4)	$1,511.3	$(4.6)
 ________________________________

(*)	Balances less than 12 months include investments that were in an insignificant unrealized loss position as of December 31, 2015.

The Company had 221 and 682 investments in unrealized loss positions as of September 30, 2016 and December 31, 2015, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2016, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2016 and September 30, 2015.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended September 30, 2016 and September 30, 2015, there were no other-than-temporary impairments associated with these investments.

During the three and nine months ended September 30, 2016 and September 30, 2015, there were no material gross realized gains or losses from either available-for-sale securities or from trading securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily between 2014 and 2016; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; (iii) the Directors and Officers indemnification trust (“D&O Trust”); (iv) amounts held under the Company's short-term disability plan in California; and (v) amounts under the non-qualified deferred compensation ("NQDC") plan for officers and other senior-level employees. The restricted investments are designated as available-for-sale securities except relating to the NQDC plan which are designated as trading securities. As of September 30, 2016, restricted cash and investments of $20.9 million and $89.8 million were included in prepaid expenses and other current assets and restricted cash and investments, respectively, on the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

The Company has investments in privately-held companies, which include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities and common stock that are carried at cost. The Company reviews these investments to identify and evaluate investments that have an indication of possible impairment.

As of September 30, 2016 and December 31, 2015, the carrying values of the Company's investments in privately-held companies of $61.1 million and $102.4 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the carrying value of the investments in privately-held companies includes debt and redeemable preferred stock securities of $43.7 million and $60.2 million, respectively. For the three and nine months ended September 30, 2016 and September 30, 2015, there were no unrealized gains or losses associated with the privately-held debt and redeemable preferred stock securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. During the three and nine months ended September 30, 2016, the Company determined that certain privately-held investments were other than-temporarily impaired, resulting in impairment charges of $4.5 million and $9.6 million, respectively, that were recorded within other expense, net in the Condensed Consolidated Statement of Operations. No such charges were recorded during the three and nine months ended September 30, 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
A summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Fair Value Measurements at September 30, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$327.4	$—	$327.4
Certificates of deposit	—	49.9	—	49.9
Commercial paper	—	52.4	—	52.4
Corporate debt securities	—	867.3	—	867.3
Foreign government debt securities	—	38.5	—	38.5
Government-sponsored enterprise obligations	—	127.4	—	127.4
Money market funds(1)	413.0	—	—	413.0
Mutual funds(2)	8.1	—	—	8.1
Publicly-traded equity securities	5.3	—	—	5.3
U.S. government securities	320.9	11.0	—	331.9
Total available-for-sale securities	747.3	1,473.9	—	2,221.2
Trading securities in mutual funds(3)	20.5	—	—	20.5
Privately-held debt and redeemable preferred stock securities			43.7	43.7
Derivative assets:
Foreign exchange contracts	—	2.7	—	2.7
Total assets measured at fair value	$767.8	$1,476.6	$43.7	$2,288.1
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.9)	$—	$(0.9)
Total liabilities measured at fair value	$—	$(0.9)	$—	$(0.9)

Total assets measured at fair value, reported as:
Cash equivalents	$370.0	$9.0	$—	$379.0
Restricted investments	71.6	—	—	71.6
Short-term investments	173.1	459.6	—	632.7
Long-term investments	153.1	1,005.3	—	1,158.4
Prepaid expenses and other current assets	—	2.7	—	2.7
Other long-term assets	—	—	43.7	43.7
Total assets measured at fair value	$767.8	$1,476.6	$43.7	$2,288.1

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.9)	$—	$(0.9)
Total liabilities measured at fair value	$—	$(0.9)	$—	$(0.9)
________________________________

(1)	Balance includes $43.0 million of restricted investments measured at fair value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair value related to the Company's India Gratuity Trust.

(3)	Balance relates to restricted investments measured at fair value related to the Company's NQDC plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$311.7	$—	$311.7
Certificates of deposit	—	9.6	—	9.6
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	911.4	—	911.4
Foreign government debt securities	—	16.5	—	16.5
Government-sponsored enterprise obligations	—	203.7	—	203.7
Money market funds(1)	29.7	—	—	29.7
Mutual funds(2)	6.2	—	—	6.2
Publicly-traded equity securities	8.8	—	—	8.8
U.S. government securities	247.3	30.3	—	277.6
Total available-for-sale securities	292.0	1,500.9	—	1,792.9
Trading securities in mutual funds(3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	60.2	60.2
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$—	$3.4	$—	$3.4
Restricted investments	35.9	—	—	35.9
Short-term investments	108.2	418.9	—	527.1
Long-term investments	165.6	1,078.6	—	1,244.2
Prepaid expenses and other current assets	—	0.4	—	0.4
Other long-term assets	—	—	60.2	60.2
Total assets measured at fair value	$309.7	$1,501.3	$60.2	$1,871.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
________________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair value related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's NQDC plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and nine months ended September 30, 2016, the Company purchased $6.6 million and $17.1 million, respectively, related to debt securities of privately-held companies.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and investments in privately-held companies (non-redeemable preferred stock securities and common stock), are measured at fair value on a nonrecurring basis, when they are deemed to be other-than-temporarily impaired. Investments in privately-held companies, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as significantly impacting the fair value of investments. The Company estimates the fair value of its investments in privately-held companies using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.

As of September 30, 2016, certain investments in privately-held companies with a carrying value of $6.1 million were impaired and were written-down to their fair value of $1.6 million and were classified as Level 3 assets due to lack of observable inputs to determine fair value. The impairment charges of $4.5 million were recorded to other expense, net in the Condensed Consolidated Statements of Operations. As of December 31, 2015, there were no investments in privately-held companies measured at fair value on a nonrecurring basis.

As of September 30, 2016 and December 31, 2015, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $2,283.6 million and $1,946.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note, issued to the Company in connection with the previously-completed sale of Junos Pulse, of $132.9 million approximates its fair value, of which $75.0 million is recorded in prepaid expenses and other current assets and the remaining balance is recorded within other long-term assets in the Condensed Consolidated Balance Sheets as of September 30, 2016. As of December 31, 2015, the carrying value of the promissory note of $132.9 million was recorded in other long-term assets in the Condensed Consolidated Balance Sheets. The promissory note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value. See Note 8, Other Financial Information, for further information on the promissory note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives is summarized as follows (in millions):

	As of
	September 30, 2016	December 31, 2015
Cash flow hedges	$147.9	$116.8
Non-designated derivatives	—	71.8
Total	$147.9	$188.6

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of revenues and operating expenses. The derivatives are intended to hedge a portion of the U.S. Dollar equivalent of the Company's planned cost of revenues and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of revenues or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net, on its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2016, the Company recognized unrealized gains of $0.3 million and $4.8 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized gain during the three and nine months ended September 30, 2016 of $1.2 million and $1.4 million, respectively, from accumulated other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2015, the Company recognized losses of $1.9 million and $5.2 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a realized loss of $1.9 million and $8.7 million, respectively, from accumulated other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2016 and September 30, 2015.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives are carried at fair value with changes recorded in other expense, net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts typically have maturities within two months.

During the three and nine months ended September 30, 2016, the Company recognized a net gain of $0.3 million and a net loss of $0.9 million, respectively, on non-designated derivative instruments within other expense, net in its Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2015, the Company recognized net losses of $0.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

million and $0.4 million, respectively, on non-designated derivative instruments within other expense, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 30, 2016 and December 31, 2015, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
Goodwill activity during the nine months ended September 30, 2016 was as follows (in millions):

Balance as of December 31, 2015	$2,981.3
Additions due to business combinations	67.1
Balance as of September 30, 2016	$3,048.4

There were no impairments to goodwill during the three and nine months ended September 30, 2016 and September 30, 2015.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of September 30, 2016
Finite-lived intangible assets:
Technologies and patents	$604.8	$(501.9)	$(49.9)	$53.0
Customer contracts, support agreements, and related relationships	83.4	(70.0)	(2.8)	10.6
Other	2.0	(1.4)	—	0.6
Total intangible assets with finite lives	690.2	(573.3)	(52.7)	64.2
Indefinite-lived intangible assets:
IPR&D	49.0	—	—	49.0
Total purchased intangible assets	$739.2	$(573.3)	$(52.7)	$113.2

As of December 31, 2015
Intangible assets with finite lives:
Technologies and patents	$567.7	$(491.8)	$(49.9)	$26.0
Customer contracts, support agreements, and related relationships	78.1	(67.8)	(2.8)	7.5
Other	1.1	(0.7)	—	0.4
Total purchased intangible assets	$646.9	$(560.3)	$(52.7)	$33.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The amortization of intangible assets included in the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$3.5	$4.7	$9.5	$20.2
Operating expenses:
Sales and marketing	0.8	0.7	2.1	2.1
General and administrative	0.5	0.2	1.3	0.9
Total operating expenses	1.3	0.9	3.4	3.0
Total	$4.8	$5.6	$12.9	$23.2

During the nine months ended September 30, 2015, the Company recorded $5.6 million to cost of revenues in the Condensed Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. There were no such charges during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015.

There were no impairment charges related to purchased intangible assets during the three and nine months ended September 30, 2016 and September 30, 2015.

As of September 30, 2016, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2016	$3.3
2017	12.5
2018	10.4
2019	10.2
2020	10.1
Thereafter	17.7
Total	$64.2

Note 8. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components to be used in the manufacturing process, and finished goods inventory in transit. Inventories are reported within both prepaid expenses and other current assets, and other long-term assets in the Condensed Consolidated Balance Sheets. Total inventories consisted of the following (in millions):

	As of
	September 30, 2016	December 31, 2015
Production materials	$86.8	$61.9
Finished goods	19.4	13.1
Inventories	$106.2	$75.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	September 30, 2016	December 31, 2015
Investments in privately-held companies	$61.1	$102.4
Promissory note in connection with the sale of Junos Pulse	57.9	132.9
Federal income tax receivable	40.9	28.9
Deferred tax asset	20.1	55.9
Inventory	6.5	8.4
Prepaid costs, deposits, and other(*)	52.5	50.4
Other long-term assets	$239.0	$378.9
 ________________________________

(*)
On January 1, 2016, the Company adopted ASU 2015-03. As a result, debt issuance costs included in prepaid costs, deposits, and other were reclassified to long-term debt as of December 31, 2015 to conform to the current-year presentation.

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things, extend the maturity date from April 1, 2016 to December 31, 2018, provide that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note and increase the interest rate on the Pulse Note. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any principal amount previously pre-paid to the Company. The $75.0 million portion of the note receivable is classified within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The remaining balance, along with interest paid in kind, is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of September 30, 2016. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the three and nine months ended September 30, 2016, the related amount of interest income recognized was $2.7 million and $8.0 million, respectively. During the three and nine months ended September 30, 2015, the related amount of interest income recognized was $1.6 million and $4.7 million, respectively.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the nine months ended September 30, 2016 were as follows (in millions):

Balance as of December 31, 2015	$28.4
Provisions made during the period	19.9
Actual costs incurred during the period	(20.9)
Balance as of September 30, 2016	$27.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2016	December 31, 2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$250.4	$210.1
Distributor inventory and other sell-through items	92.8	81.8
Deferred gross product revenue	343.2	291.9
Deferred cost of product revenue	(45.3)	(51.6)
Deferred product revenue, net	297.9	240.3
Deferred service revenue	1,006.2	927.8
Total	$1,304.1	$1,168.1
Reported as:
Current	$918.5	$822.9
Long-term	385.6	345.2
Total	$1,304.1	$1,168.1

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

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$9.1	$5.7	$25.5	$16.3
Interest expense	(25.1)	(21.6)	(72.6)	(61.9)
Gain on investments, net	1.9	6.0	0.1	6.8
Other	0.7	1.5	(0.2)	(2.5)
Other expense, net	$(13.4)	$(8.4)	$(47.2)	$(41.3)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, investments, and promissory note issued to the Company in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from short-term debt, long-term debt, and customer financing arrangements. Gain on investments, net, primarily includes gains and losses from the sale of investments in privately-held companies, including any impairment charges recorded on these investments. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt and Financing

Long-Term Debt

The Company's long-term debt was summarized as follows (in millions, except percentages):

	As of September 30, 2016
	Amount	Effective Interest Rates
Senior Notes:
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(16.9)
Total	$2,133.1

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
As of September 30, 2016, the Company was in compliance with all covenants in the indentures governing the Notes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

As of September 30, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Financing Arrangements

The Company provides certain channel partners access to extended financing arrangements that require longer payment terms than those typically provided by the Company by factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. During 2015, the Company transitioned certain distribution partners from the third party financing program to the Company's commercial payment terms.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $59.3 million and $73.4 million during the three and nine months ended September 30, 2016, respectively, and $11.4 million and $69.9 million during the three and nine months ended September 30, 2015, respectively. The Company received cash proceeds from financing providers of $30.0 million and $40.8 million during the three and nine months ended September 30, 2016, respectively, and $9.1 million and $94.6 million during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the amounts owed by the financing provider were $33.8 million and $1.2 million, respectively, which were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the nine months ended September 30, 2016, the Company declared quarterly cash dividends of $0.10 per share of common stock on January 27, 2016, April 28, 2016, and July 26, 2016, which were paid on March 22, 2016, June 22, 2016, and September 22, 2016, respectively, to stockholders of record on March 1, 2016, June 1, 2016, and September 1, 2016, respectively, in the aggregate amount of $114.4 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Repurchase Activities

In February 2014, the Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program (“2014 Stock Repurchase Program”). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of September 30, 2016, there was $219.7 million of authorized funds remaining under the 2014 Stock Repurchase Program. In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees.

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase program and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Repurchases Under Stock Repurchase Program
Shares repurchased	4.9	1.8	13.5	42.4
Average price per share	$23.04	$28.01	$23.25	$24.78
Amount repurchased	$112.4	$50.0	$312.9	$1,050.0

Repurchases for Tax Withholding
Shares repurchased	0.1	0.1	0.5	0.3
Average price per share	$23.37	$26.75	$24.47	$25.50
Amount repurchased	$1.4	$2.9	$11.0	$7.6

Future share repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock repurchase program may be discontinued at any time.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, during the nine months ended September 30, 2016 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2015	$17.0	$(1.3)	$(34.9)	$(19.2)
Other comprehensive gains (losses) before reclassifications	5.4	3.6	(1.1)	7.9
Amount reclassified from accumulated other comprehensive loss	(1.1)	(1.0)	—	(2.1)
Other comprehensive gains (losses), net	4.3	2.6	(1.1)	5.8
Balance as of September 30, 2016	$21.3	$1.3	$(36.0)	$(13.4)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2016 for realized gains on available-for-sale securities of $1.1 million are included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2016 for realized gains on cash flow hedges are included within research and development of $0.3 million, sales and marketing of $0.3 million, cost of revenues of $0.4 million, and an insignificant amount of realized loss in general and administrative to which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), and the 2008 Employee Stock Purchase Plan (the “ESPP”). Under these plans, the Company has granted stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance share awards (“PSAs”). In addition, in connection with certain past acquisitions, the Company has assumed stock options, RSUs, RSAs, and PSAs under the stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs, and PSAs, respectively.

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of September 30, 2016, an aggregate of 19.5 million shares were subject to outstanding equity awards under the 2015 Plan and the 2006 Plan. As of September 30, 2016, 23.6 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under this plan, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of September 30, 2016, approximately 21.1 million shares have been issued and 4.9 million shares remain available for future issuance under the ESPP.

On August 9, 2016, the Company completed the acquisition of Aurrion. In connection with the acquisition, the Company assumed stock options, RSUs, RSAs, and PSAs that had been granted under the Aurrion, Inc. Amended and Restated 2008 Equity Incentive Plan (the "Aurrion Plan") and converted the awards for Juniper Networks' stock options, RSUs, RSAs, and PSAs, respectively, based on an exchange ratio set forth in the acquisition agreement. The Company assumed an aggregate of 2.5 million shares of stock options, RSUs, RSAs, and PSAs in connection with the acquisition of Aurrion. No additional awards can be granted under the Aurrion Plan.

On April 1, 2016, the Company completed the acquisition of BTI. In connection with the acquisition, the Company assumed RSUs and PSAs that had been granted under the BTI Amended and Restated 2012 Stock Option Plan and Long-Term Incentive Plan (the "BTI Plan") and converted the awards for Juniper's RSUs and PSAs, respectively, based on an exchange ratio set forth in the acquisition agreement. The Company assumed an aggregate of 0.4 million shares of RSUs and PSAs in connection with the acquisition of BTI. No additional awards can be granted under the BTI Plan.

As of September 30, 2016, stock options, RSUs, RSAs, and PSAs representing approximately 3.6 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The Company’s stock option activity and related information as of and for the nine months ended September 30, 2016 were as follows (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	3.6	$27.52
Assumed in acquisitions	0.1	8.42
Exercised	(0.4)	13.72
Expired	(0.2)	32.09
Balance as of September 30, 2016	3.1	$28.48	1.6	$9.1

As of September 30, 2016:
Vested and expected-to-vest options	3.1	$28.49	1.6	$9.1
Exercisable options	3.0	$29.20	1.4	$7.4

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.06 per share as of September 30, 2016, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $0.3 million and $4.6 million for the three and nine months ended September 30, 2016, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, RSA, and PSA activity and related information as of and for the nine months ended September 30, 2016 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	18.6	$22.71
RSUs granted (1)(3)	7.3	24.54
RSUs assumed in acquisitions	0.3	23.88
RSAs assumed in acquisitions	0.3	23.08
PSAs granted (2)(3)	0.8	23.51
PSAs assumed in acquisitions	2.2	22.63
RSUs vested	(6.0)	22.38
RSAs vested	(0.9)	20.66
PSAs vested	(0.7)	21.61
RSUs canceled	(1.2)	23.04
PSAs canceled	(0.7)	22.59
Balance as of September 30, 2016	20.0	$23.63	1.2	$481.9
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2015 Plan according to its terms.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the nine months ended September 30, 2016, the Company declared quarterly cash dividends of $0.10 per share of common stock on January 27, 2016, April 28, 2016, and July 26, 2016, which were paid on March 22, 2016, June 22, 2016, and September 22, 2016, respectively, to stockholders of record on March 1, 2016, June 1, 2016, and September 1, 2016, respectively, in the aggregate amount of $114.4 million.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.4 million and 2.7 million shares of common stock through the ESPP at an average exercise price of $19.29 and $19.66 per share for the three and nine months September 30, 2016, respectively, and 1.3 million and 2.7 million shares at an average per share price of $19.18 and $19.25 for the three and nine months ended September 30, 2015, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

There were no market-based RSUs granted during the three months ended September 30, 2016 and September 30, 2015. The weighted-average assumptions used and the resulting estimates of fair value for ESPP, market-based RSUs, and stock options assumed during the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ESPP (1):
Volatility	29%	26%	32%	29%
Risk-free interest rate	0.4%	0.2%	0.4%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	1.8%	1.4%	1.7%	1.7%
Weighted-average fair value per share	$5.20	$6.20	$5.56	$5.63

Market-based RSUs (2):
Volatility	—	—	36%	34%
Risk-free interest rate	—	—	1.2%	1.4%
Dividend yield	—	—	1.7%	1.8%
Weighted-average fair value per share	—	—	$14.71	$14.97

Stock Options Assumed (1):
Volatility	31%	—	31%	—
Risk-free interest rate	0.6%	—	0.6%	—
Expected life (years)	1.2	—	1.2	—
Dividend yield	1.7%	—	1.7%	—
Weighted-average fair value per share	$14.21	—	$14.21	—
________________________________

(1)	The fair value of ESPP and stock options assumed utilizes the Black-Scholes-Merton option-pricing model.

(2)
The fair value of market-based RSUs utilizes the Monte Carlo valuation methodology. The Company amortizes the fair value of these awards over the derived service period adjusted for estimated forfeitures for each separately vesting tranche of the award. Provided that the derived service is rendered, the total fair value of the market-based RSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues - Product	$1.5	$1.3	$4.9	$4.5
Cost of revenues - Service	3.5	3.2	11.3	10.4
Research and development	27.2	31.0	89.0	94.1
Sales and marketing	17.5	13.0	40.7	32.2
General and administrative	5.9	8.0	17.1	20.1
Total	$55.6	$56.5	$163.0	$161.3

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1.5	$1.5	$3.7	$5.2
RSUs, RSAs, and PSAs	50.3	52.4	147.6	146.3
ESPP	3.8	2.6	11.7	9.8
Total	$55.6	$56.5	$163.0	$161.3

The unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of September 30, 2016 were as follows (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$2.2	2.1
RSUs, RSAs, and PSAs	$262.5	1.7

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net revenues by product and service were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Routing	$620.2	$604.4	$1,699.0	$1,711.6
Switching	222.5	201.4	607.2	558.1
Security	85.5	119.6	237.1	319.5
Total product	928.2	925.4	2,543.3	2,589.2

Total service	357.1	323.2	1,061.2	949.0
Total	$1,285.3	$1,248.6	$3,604.5	$3,538.2

The Company attributes revenues to geographic region based on the customer’s shipping address. Net revenues by geographic region were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas:
United States	$684.6	$665.6	$1,924.9	$1,869.7
Other	60.4	47.2	168.3	167.9
Total Americas	745.0	712.8	2,093.2	2,037.6
Europe, Middle East, and Africa	338.0	355.0	923.5	975.1
Asia Pacific	202.3	180.8	587.8	525.5
Total	$1,285.3	$1,248.6	$3,604.5	$3,538.2
No customer accounted for 10% or more of the Company's net revenues during the three and nine months ended September 30, 2016 and September 30, 2015, respectively.
The geographic information for property and equipment, net and purchased intangible assets, net was as follows (in millions):

	As of
	September 30, 2016	December 31, 2015
United States	$1,031.6	$925.5
International	148.6	129.4
Property and equipment, net and purchased intangible assets, net	$1,180.2	$1,054.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2016 and December 31, 2015, were attributable to U.S. operations.

Note 13. Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2016 of 27.1% and 27.2%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit of the Section 199 deduction for U.S. production activities, the federal research and development (“R&D”) credit, and earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items referenced in the table below.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The effective tax rates for the three and nine months ended September 30, 2016 and September 30, 2015 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost-sharing adjustment(1)	$—	$(13.2)	$—	$(13.2)
Gain and losses on investments in privately-held companies	0.7	—	(0.5)	—
Restructuring charges	(0.3)	—	(0.3)	—
Acquisition-related charges	$(0.7)	$—	$(3.8)	$—
________________________________
(1) Represents cumulative impact through fiscal year 2014 for the change in treatment of share-based compensation as a result of the U.S. Tax Court decision in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015).

As of September 30, 2016, the total amount of gross unrecognized tax benefits was $220.4 million, of which $190.7 million, if recognized, would affect the Company's effective tax rate. As a result of the closure of the California Franchise Tax Board (“FTB”) audit discussed below, the gross unrecognized tax benefits was reduced by approximately $14.3 million, which did not affect the Company’s effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $5.4 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2007 through 2009 tax years. In March 2016, the IRS concluded its field audit and issued a final assessment. The Company is appealing this assessment. As of September 30, 2016, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

In June 2016, the California FTB concluded its audit of the 2004 through 2006 tax years. The audit was resolved without impact to the Company’s financial statements. The Company is no longer subject to an audit of its California income taxes through the 2006 tax year.

The Company is also subject to separate ongoing examinations by the UK tax authorities for the 2013 tax year and the India tax authorities for the 2003 tax year, 2004 through 2008 tax years, and the 2009 through 2012 tax years. As of September 30, 2016, the Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$172.4	$197.7	$403.8	$435.9
Denominator:
Weighted-average shares used to compute basic net income per share	381.0	382.8	382.3	393.2
Dilutive effect of employee stock awards	3.5	6.4	5.6	8.0
Weighted-average shares used to compute diluted net income per share	384.5	389.2	387.9	401.2
Net income per share
Basic	$0.45	$0.52	$1.06	$1.11
Diluted	$0.45	$0.51	$1.04	$1.09

Anti-dilutive shares	2.7	3.1	2.7	3.7

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, issuances of ESPP, and vesting of RSUs, RSAs, and PSAs. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share only when they become contingently issuable. Anti-dilutive shares are excluded from the computation of diluted net income per share.

Note 15. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through August 31, 2026. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $121.9 million as of September 30, 2016. Rent expense was $9.6 million and $29.2 million for the three and nine months ended September 30, 2016, respectively, and $10.8 million and $33.2 million for the three and nine months ended September 30, 2015, respectively.

Data Center Lease Agreement

On July 10, 2015, the Company entered into a data center lease agreement through March 2026 in which the Company has the option to extend the term of the lease for up to twenty years in increments of either five years or ten years, for approximately 63,000 square feet of space in the State of Washington. As of September 30, 2016, the total payment for the financing obligation under the lease agreement is expected to be approximately $116.4 million over the ten-year term. The lease agreement provides the Company with a tenant allowance of $6.0 million to be used for tenant leasehold improvements. Any unused tenant allowance may be applied as a credit to the rent payment. During the three months ended September 30, 2016, the Company received reimbursement for tenant allowances of $4.4 million. The space is used, among other things, to consolidate certain of the Company's laboratory operations currently located in Sunnyvale, California.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As the Company is subject to certain contractual obligations during the construction period, the Company was deemed the owner of the property during the construction period. As of December 31, 2015, the Company capitalized the construction costs by recording a build-to-suit lease asset under construction in progress of $45.6 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Condensed Consolidated Balance Sheets. Through the date of construction completion, the Company recorded additional construction costs of $15.2 million.

Upon the completion of construction in April 2016, the Company assessed whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. The Company concluded that it had a certain form of continuing economic involvement in the facility, which precluded sale-leaseback accounting treatment. As a result, a total of $60.9 million of costs capitalized were placed in service and are depreciated over the lease term.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $592.7 million as of September 30, 2016.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2016, the Company had accrued $15.9 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of September 30, 2016, the Company held long-term debt consisting of the Notes with a carrying value of $2,133.1 million. Of these Notes, $350.0 million will mature in 2019 and bears interest at a fixed rate of 3.125%, $300.0 million will mature in 2020 and bears interest at a fixed rate of 3.30%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $500.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, $300.0 million will mature in 2025 and bears interest at a fixed rate of 4.35%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Debt and Financing, for further discussion of the Company's long-term debt.

Tax Liabilities

As of September 30, 2016, the Company had $205.1 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of September 30, 2016, the Company recorded $30.5 million for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, standby letters of credit for certain lease facilities and insurance programs, and guarantees related to third-party customer-financing arrangements of $6.5 million and $15.8 million, as of September 30, 2016 and December 31, 2015, respectively.

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

Note 16. Subsequent Events

On October 25, 2016, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on December 22, 2016 to stockholders of record as of the close of business on December 1, 2016.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks to enable customers to build highly scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Strategic Enterprise Verticals. We believe that product and solution differentiation, with a relentless customer focus, will enable us to grow revenue and increase market share.

Our products are sold globally in three geographic regions: Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific, or APAC. Our high-performance routing, switching, and security networking products and service offerings are sold to Service Provider and Enterprise markets. We believe that our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer technical support and professional services, as well as education and training programs to our customers.

We are focused on operational excellence, cost discipline and targeted growth initiatives, as well as partnerships and strategic acquisitions that we believe will complement our R&D strategy. In August 2016, we acquired Aurrion, Inc., or Aurrion, a provider of fabless silicon photonic technology, which we expect will strengthen our long-term competitive advantage in cost-effective, high-density, high-speed networks. In addition, in April 2016, we acquired optical equipment provider BTI Systems Inc., or BTI, which we expect will allow us to accelerate the delivery of open and automated packet optical transport solutions with integrated network management. These acquisitions complement our existing solutions in the data center and metro.

Further, we intend to continue to develop software solutions and we plan to focus our long-term strategy on increasing our software revenue as a percentage of total revenue over time.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding, or DSO, and book-to-bill):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Net revenues	$1,285.3	$1,248.6	$36.7	3%	$3,604.5	$3,538.2	$66.3	2%

Gross margin	$799.5	$797.4	$2.1	—%	$2,246.8	$2,236.2	$10.6	—%
Percentage of net revenues	62.2%	63.9%			62.3%	63.2%

Operating income	$250.0	$258.0	$(8.0)	(3)%	$602.5	$632.9	$(30.4)	(5)%
Percentage of net revenues	19.5%	20.7%			16.7%	17.9%
Net income	$172.4	$197.7	$(25.3)	(13)%	$403.8	$435.9	$(32.1)	(7)%
Percentage of net revenues	13.4%	15.8%			11.2%	12.3%
Net income per share:
Basic	$0.45	$0.52	$(0.07)	(13)%	$1.06	$1.11	$(0.05)	(5)%
Diluted	$0.45	$0.51	$(0.06)	(12)%	$1.04	$1.09	$(0.05)	(5)%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%	$0.30	$0.30	$—	—%
Stock repurchase plan activity	$112.4	$50.0	$62.4	125%	$312.9	$1,050.0	$(737.1)	(70)%

Operating cash flows					$772.2	$775.5	$(3.3)	—%
DSO	53	42	11	26%
Product book-to-bill	>1	>1

					September 30, 2016	December 31, 2015	$ Change	% Change
Deferred revenue					$1,304.1	$1,168.1	$136.0	12%

Net Revenues: Net revenues during the third quarter of 2016 increased compared to the same period in 2015, driven by strong year-over-year revenue growth from switching as we saw continued data center strength, particularly from our QFX product family. Our focus on addressing the cloud opportunity (large public and private data centers) resulted in the development of a product portfolio over the past three years that we believe will enable us to continue to grow our switching business in the foreseeable future. Routing revenues also increased during the third quarter of 2016, compared to the same period in 2015, due to an increase in revenues from our Cloud Providers. Our security revenues declined during the third quarter of 2016, since this component of our business is transitioning from legacy security products to our new security offerings, which were recently introduced. We expect that this transition in security should continue over the next few quarters.
Of our top ten customers for the third quarter of 2016, four were Cloud or Cable Providers, four were Telecoms, and two were Enterprises. Of these customers, two were located outside of the U.S.
We remain constructive on 2016 revenue growth based on our continued focus on our key market verticals, including Cloud Providers and Enterprise customers, our new product offerings, and our anticipated customer deployments.

Gross Margin: Our gross margin as a percentage of net revenues declined during the third quarter of 2016, compared to the same periods in 2015, primarily due to elevated pricing pressure and product mix, partially offset by improvements to our cost structure. We expect gross margins as a percentage of net revenues to remain approximately at their current levels for the next few quarters.

We expect that our product gross margin as a percentage of net revenues will continue to vary, both near-term and in the long-term, primarily due to the mix of products sold and competitive pricing pressures. However, we believe product gross margins as a percentage of net revenues should experience a benefit in the long-term from the continued acceptance of our new products and technologies, the expected increase in software revenues as a percentage of total revenues, and as we continue to manage our cost structure.

Operating Margin: Our operating income as a percentage of net revenues decreased during the third quarter of 2016, compared to the same period in 2015, due to increased operating expenses primarily resulting from higher personnel-related expenses and expenses associated with the acquisitions of BTI and Aurrion as well as the decline in gross margin as a percentage of revenue.
Capital Return: We continued to deliver on our previously announced capital return program. In the third quarter of 2016, we repurchased 4.9 million of shares of our common stock and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $150.4 million. Since the first quarter of 2014, inclusive of share repurchases and dividends, we have returned approximately $4.06 billion of capital against our previously announced intention to return a total of $4.1 billion by the end of 2016. Beginning in 2017, we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.
On October 25, 2016, we announced a cash dividend of $0.10 per share of common stock payable on December 22, 2016 to stockholders of record as of the close of business on December 1, 2016.

Operating Cash Flows: Operating cash flows decreased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in cash payments to suppliers and employees and an increase in income taxes paid in 2016, partially offset by an increase in cash received from customers.

DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the third quarter of 2016 increased by 11 days, or 26%, compared to the same period in 2015. The increase in DSO was primarily due to decreased shipment and invoicing linearity. Our target DSO range is 45 to 55 days.

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

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Routing	$620.2	$604.4	$15.8	3%	$1,699.0	$1,711.6	$(12.6)	(1)%
Switching	222.5	201.4	21.1	10%	607.2	558.1	49.1	9%
Security	85.5	119.6	(34.1)	(29)%	237.1	319.5	(82.4)	(26)%
Total Product	928.2	925.4	2.8	—%	2,543.3	2,589.2	(45.9)	(2)%
Percentage of net revenues	72.2%	74.1%			70.6%	73.2%

Total Service	357.1	323.2	33.9	10%	1,061.2	949.0	112.2	12%
Percentage of net revenues	27.8%	25.9%			29.4%	26.8%
Total net revenues	$1,285.3	$1,248.6	$36.7	3%	$3,604.5	$3,538.2	$66.3	2%

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Routing

Routing product net revenues increased during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in net revenues from our PTX products, driven by higher demand from Cloud Providers for our next-generation IP products. This increase was partially offset by lower revenues from our MX products due to the timing of deployments and lower revenues from our National Government vertical.

Switching

Switching product net revenues increased during the three months ended September 30, 2016, compared to the same period in 2015, due to continued data center strength particularly from our QFX product family, which grew 50% year-over-year, partially offset by declines from our EX product family. The year-over-year revenue growth was primarily driven by Cloud Providers, however, we also see opportunities for additional revenues from large Telecoms, Cable Providers, and large Enterprises who are demanding high-capacity, high-speed networking. We expect that our data center switching portfolio will drive revenue growth in our switching business in the foreseeable future.

Security

Security product net revenues decreased during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to lower revenues from our Branch and High-End SRX products as well as a continued decline in revenues from our legacy security products. In addition, the year-over-year revenue decline was due to lower revenue from Enterprise, Telecom, and Cloud Providers, partially offset by an increase in revenue from our National Government vertical. This component of our business is transitioning from our legacy security products to our new security offerings, which were recently introduced and are still in the process of ramping. We expect this transition to continue over the next few quarters.

Service

The increase in service net revenues during the three months ended September 30, 2016, compared to the same period in 2015, was primarily driven by a strong increase in maintenance services, as well as renewal and attach rates of support contracts.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Routing

Routing product net revenues decreased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a decline in revenues from our MX products, resulting from lower demand from Telecom which is impacted by the timing of large deployments. Net revenues from our T Series products also declined, which was partially offset by an increase in revenues from our PTX Series products due to higher sales to Cloud Providers as well as the ramp up of our new products.

Switching

Switching product net revenues increased during the nine months ended September 30, 2016, compared to the same period in 2015, due to continued growth from our QFX product family, partially offset by lower demand for our EX products. Our strategic focus on cloud and data center environments has resulted in a growing data center switching portfolio over the past three years. In addition, switching revenue growth was driven by our National Government vertical and Cloud Providers. We expect that our data center switching portfolio will drive revenue growth in our switching business in the foreseeable future.

Security

Security product net revenues decreased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a decrease in revenues from both Enterprise and Service Provider markets. Further, we saw a continued decline in net revenues from our SRX and Legacy products. This portion of our business is transitioning from our legacy security products to our new security offerings. We expect this transition to continue over the next few quarters.

Service

The increase in service net revenues during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily driven by attach rates of support contracts.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Americas:
United States	$684.6	$665.6	$19.0	3%	$1,924.9	$1,869.7	$55.2	3%
Other	60.4	47.2	13.2	28%	168.3	167.9	0.4	—%
Total Americas	745.0	712.8	32.2	5%	2,093.2	2,037.6	55.6	3%
Percentage of net revenues	58.0%	57.1%			58.1%	57.6%
EMEA	338.0	355.0	(17.0)	(5)%	923.5	975.1	(51.6)	(5)%
Percentage of net revenues	26.3%	28.4%			25.6%	27.6%
APAC	202.3	180.8	21.5	12%	587.8	525.5	62.3	12%
Percentage of net revenues	15.7%	14.5%			16.3%	14.8%
Total net revenues	$1,285.3	$1,248.6	$36.7	3%	$3,604.5	$3,538.2	$66.3	2%

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Americas

Net revenues in the Americas increased during the three months ended September 30, 2016, compared to the same period in 2015, primarily driven by Cloud and Cable Providers as they build out data center environments, partially offset by lower revenues from Telecom, which is impacted by the timing of large deployments.

EMEA

Net revenues in EMEA decreased during the three months ended September 30, 2016, compared to the same period in 2015. The year-over-year decline was primarily driven by the timing of deployments of large Telecoms as well as Enterprise, partially offset by an increase in revenues from Cloud Providers. To a lesser extent, the decline in net revenues was also attributable to certain macroeconomic uncertainties in the region.

APAC

Net revenues in APAC increased during the three months ended September 30, 2016, compared to the same period in 2015, as growth was primarily driven by higher routing purchases from Cloud Providers and an increase in Telecom, partially offset by a decline in National Government. Southeast Asia and Telecom in China drove the year-over-year increases, which were slightly offset by a decrease in Japan.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Americas

Net revenues in the Americas increased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in net revenues from our switching products in our Service Provider market. The increase in revenues was also driven by higher revenues from Cloud Providers as they build out data center environments, which was partially offset by a decrease in revenues from Telecom, which is impacted by the timing of large deployments.

EMEA

Net revenues in EMEA decreased during the nine months ended September 30, 2016, compared to the same period in 2015. The year-over-year decline was primarily driven by a decrease in revenue from routing and security products and the timing of deployments of large Telecoms, partially offset by an increase in revenues from our National Government vertical and Cloud Providers. To a lesser extent, certain macroeconomic uncertainties in the region also contributed to the decline in net revenues.

APAC

Net revenues in APAC increased during the nine months ended September 30, 2016, compared to the same period in 2015 across all customer verticals. Geographically, revenue growth was primarily driven by an increase in revenues from China driven by higher demand for our MX products, which was partially offset by a decline in revenues from Japan during the nine months ended September 30, 2016, compared to the same period in 2015.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service Provider	$854.1	$804.3	$49.8	6%	$2,474.0	$2,356.6	$117.4	5%
Percentage of net revenues	66.5%	64.4%			68.6%	66.6%
Enterprise	431.2	444.3	(13.1)	(3)%	1,130.5	1,181.6	(51.1)	(4)%
Percentage of net revenues	33.5%	35.6%			31.4%	33.4%
Total net revenues	$1,285.3	$1,248.6	$36.7	3%	$3,604.5	$3,538.2	$66.3	2%

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Service Provider

Net revenues from the Service Provider market increased during the three months ended September 30, 2016, compared to the same period in 2015, which was as a result of an increase in revenues across all geographies, with the most significant increase in APAC, which was due to higher demand for our routing products.

Enterprise

Net revenues from the Enterprise market decreased during the three months ended September 30, 2016, compared to the same period in 2015, due to declines across all technologies, primarily security.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Service Provider

Net revenues from the Service Provider market increased during the nine months ended September 30, 2016, compared to the same period in 2015. We saw an increase in net revenues in APAC and the Americas, which was partially offset by a slight decline in EMEA. In addition, an increase in revenues from our switching and routing products as well as service revenue was partially offset by a decline in revenues from our security products.

Enterprise

Net revenues from the Enterprise market decreased during the nine months ended September 30, 2016, compared to the same period in 2015. The decrease in net revenues was primarily attributable to declines in revenue from EMEA and APAC. Additionally, we saw decreases in revenues from our routing and security products, which were partially offset by increases in switching.

Customer

No customer accounted for 10% or more of our net revenues during the three and nine months ended September 30, 2016 and September 30, 2015.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product gross margin	$578.6	$602.8	$(24.2)	(4)%	$1,587.5	$1,666.1	$(78.6)	(5)%
Percentage of product revenues	62.3%	65.1%			62.4%	64.3%
Service gross margin	220.9	194.6	26.3	14%	659.3	570.1	89.2	16%
Percentage of service revenues	61.9%	60.2%			62.1%	60.1%
Total gross margin	$799.5	$797.4	$2.1	—%	$2,246.8	$2,236.2	$10.6	—%
Percentage of net revenues	62.2%	63.9%			62.3%	63.2%

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

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to elevated pricing pressure and product mix, partially offset by improvements in our cost structure. We expect that our product gross margin will continue to vary in the future due to the mix of products sold and competitive pricing pressures. We expect that our product gross margin as a percentage of net revenues will continue to vary in the future primarily due to the mix of products sold and competitive pricing pressures. We believe product gross margins as a percentage of net revenues will improve in the long-term from the continued acceptance of new products and technologies, the expected increase in software revenues as a percentage of total revenues as we transition to software-based business models, and as we continue to manage costs within our supply chain.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended September 30, 2016, compared to the same period in 2015 due to strong renewal and attach rate of support contracts for our MX products and strong attach rate of support contracts for our QFX products

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Product gross margin

Product gross margin as a percentage of product revenues decreased during the nine months ended months ended September 30, 2016, compared to the same period in 2015, primarily due to product mix and elevated pricing pressure, partially offset by improvements in our cost structure.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the nine months ended September 30, 2016, compared to the same period in 2015, due to strong renewal and attach rate of support contracts for our MX products and strong attach rate of support contracts for our QFX products.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$251.8	$247.0	$4.8	2%	$750.7	$747.3	$3.4	—%
Percentage of net revenues	19.6%	19.8%			20.8%	21.1%
Sales and marketing	242.9	235.3	7.6	3%	718.4	687.9	30.5	4%
Percentage of net revenues	18.9%	18.8%			19.9%	19.4%
General and administrative	54.0	57.1	(3.1)	(5)%	172.0	168.6	3.4	2%
Percentage of net revenues	4.2%	4.6%			4.8%	4.8%
Restructuring charges (benefits)	0.8	—	0.8	N/M	3.2	(0.5)	3.7	N/M
Percentage of net revenues	0.1%	—%			0.1%	—%
Total operating expenses	$549.5	$539.4	$10.1	2%	$1,644.3	$1,603.3	$41.0	3%
Percentage of net revenues	42.8%	43.2%			45.6%	45.3%
 ________________________________
N/M - Percentage change is not meaningful.
Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel. Facilities and information technology, or IT, costs are allocated to each department based on usage and headcount.

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

During the three months ended September 30, 2016, compared to the same period in 2015, total operating expenses increased primarily due to an increase in personnel-related expenses across research and development, sales and marketing, and general and administrative due to higher headcount, although general and administrative expense declined in total as a result of a decrease in share-based compensation expense. Total operating expenses during the three months ended September 30, 2016 also included expenses associated with the acquisitions of BTI and Aurrion. These increases were partially offset by lower engineering and development costs as we delivered our new products to the market.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, compared to the same period in 2015, total operating expenses increased primarily due to an increase in personnel-related expenses in research and development driven by an increase in headcount and an increase in share-based compensation expense related to sales and marketing expense. Additionally, marketing-related expenses increased to position us to capture the growth opportunities from our new products. Total operating expenses during the nine months ended September 30, 2016 also included expenses associated with the acquisitions of BTI and Aurrion. These increases were partially offset by lower engineering and development costs as we delivered our new products to the market.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, which we refer to as awards, which include stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs and performance share awards, or PSAs, as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues - Product	$1.5	$1.3	$0.2	15%	$4.9	$4.5	$0.4	9%
Cost of revenues - Service	3.5	3.2	0.3	9%	11.3	10.4	0.9	9%
Research and development	27.2	31.0	(3.8)	(12)%	89.0	94.1	(5.1)	(5)%
Sales and marketing	17.5	13.0	4.5	35%	40.7	32.2	8.5	26%
General and administrative	5.9	8.0	(2.1)	(26)%	17.1	20.1	(3.0)	(15)%
Total	$55.6	$56.5	$(0.9)	(2)%	$163.0	$161.3	$1.7	1%

Share-based compensation expense decreased slightly during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to a decline in actual shares vested during the period, partially offset by expense related to stock options, RSUs, RSAs, and PSAs assumed in connection with our acquisition of Aurrion during the third quarter of 2016.

Share-based compensation expense increased during the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to expense related to stock options, RSUs, RSAs, and PSAs assumed in connection with our acquisition of Aurrion during the third quarter of 2016.

Other Expense, Net and Income Tax Provision

The following table presents other expense, net, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income	$9.1	$5.7	$3.4	60%	$25.5	$16.3	$9.2	56%
Interest expense	(25.1)	(21.6)	(3.5)	16%	(72.6)	(61.9)	(10.7)	17%
Gain on investments, net	1.9	6.0	(4.1)	(68)%	0.1	6.8	(6.7)	(99)%
Other	0.7	1.5	(0.8)	(53)%	(0.2)	(2.5)	2.3	(92)%
Total other expense, net	$(13.4)	$(8.4)	$(5.0)	60%	$(47.2)	$(41.3)	$(5.9)	14%
Percentage of net revenues	(1.0)%	(0.7)%			(1.3)%	(1.2)%

Income tax provision	$64.2	$51.9	$12.3	24%	$151.5	$155.7	$(4.2)	(3)%
Effective tax rate	27.1%	20.8%			27.2%	26.3%

Other Expense, Net

Interest income primarily includes interest earned from our cash, cash equivalents, investments, and promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from our short-term and long-term debt and customer financing arrangements. Gain on investments, net, primarily includes gains and losses from the sale of investments in privately-held companies and includes any impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Total other expense, net increased during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to lower net gains on investments and an increase in interest expense, partially offset by higher interest income. Lower net gains on investments were as a result of an impairment charge recorded in the third quarter of 2016, partially offset by gains from the sale of investments in privately-held companies. The higher interest expense was due to our higher debt balance in 2016 compared to 2015. The increase in interest income was due to higher yields on our investments.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

Total other expense, net increased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to lower net gains on investments and an increase in interest expense, partially offset by higher interest income. The lower net gains on investments was due to impairment charges of $9.6 million recorded on our investments in privately-held companies during the nine months ended September 30, 2016, partially offset by gains on the sale of certain publicly-traded equity securities and investments in privately-held companies. The higher interest expense was due to our higher debt balance in 2016 compared to 2015. The increase in interest income was due to higher yields on our investments.

Income Tax Provision

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

The effective tax rate increased during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to a change in geographic mix of earnings, partially offset by the benefit of the federal R&D credit, which was permanently reinstated on December 18, 2015, and other nonrecurring items. The effective tax rate for the three months ended September 30, 2015 includes a discrete benefit of $13.2 million related to a change in the tax treatment of share-based compensation in our cost sharing arrangement.

Nine Months Ended September 30, 2016 compared with the Nine Months Ended September 30, 2015

The effective tax rate increased during the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a change in geographic mix of earnings, partially offset by the benefit of the federal R&D credit, which was permanently reinstated on December 18, 2015, and other nonrecurring items. The effective tax rate for nine months ended September 30, 2015 includes a discrete benefit of $13.2 million related to a change in the tax treatment of share-based compensation in our cost sharing arrangement.

As a result of recommendations by the Organisation for Economic Cooperation and Development (OECD) on Base Erosion and Profit Shifting (BEPS), certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future.  We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly as regards to transfer pricing.  Consequently, we expect global tax authorities to increasingly challenge the Company’s cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions. In 2016, the Company entered into discussions with the UK tax authorities and the Australian tax authorities regarding corporate tax reform legislation enacted by those countries.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2016	December 31, 2015	$ Change	% Change
Working capital	$1,921.0	$1,110.5	$810.5	73%

Cash and cash equivalents	$1,689.0	$1,420.9	$268.1	19%
Short-term investments	632.7	527.1	105.6	20%
Long-term investments	1,158.4	1,244.2	(85.8)	(7)%
Total cash, cash equivalents, and investments	3,480.1	3,192.2	287.9	9%
Short-term and long-term debt(*)	2,133.1	1,937.4	195.7	10%
Net cash, cash equivalents, and investments	$1,347.0	$1,254.8	$92.2	7%
 ________________________________

(*)
During the nine months ended September 30, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. Short-term and long-term debt as of December 31, 2015 was retrospectively adjusted to conform to the current-year presentation.

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $810.5 million during the nine months ended September 30, 2016 primarily due to $772.2 million of cash provided from our operating activities and $494.0 million of proceeds received from the issuance of long-term debt, partially offset by $438.3 million of payments for purchases and retirement of our common stock and cash dividends.

Summary of Cash Flows

As of September 30, 2016, compared to December 31, 2015, our cash and cash equivalents increased by $268.1 million primarily due to proceeds from the issuance of our 2019 Notes and 2024 Notes, net proceeds from the sales and maturities of available-for-sale investments, and cash from operations, partially offset by purchases and retirement of our common stock in connection with our stock repurchase program, payment of our 2016 Notes, capital expenditures, dividend payments, and payments for business acquisitions.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$772.2	$775.5	$(3.3)	—%
Net cash used in investing activities	$(308.3)	$(470.0)	$161.7	(34)%
Net cash used in financing activities	$(196.0)	$(476.2)	$280.2	(59)%

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2016 was $772.2 million, compared to $775.5 million for the same period in 2015. The decrease was primarily due to an increase in cash payments to suppliers and employees and an increase in income taxes paid, partially offset by an increase in cash receipts from customers.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $308.3 million, compared to net cash used in investing activities of $470.0 million for the nine months ended September 30, 2015. The decrease was primarily due to lower net purchases of available-for-sale investments, partially offset by higher cash used for business acquisitions in 2016 to acquire BTI and Aurrion during the nine months ended September 30, 2016 compared to the same period in 2015.

Financing Activities

Net cash used in financing activities was $196.0 million for the nine months ended September 30, 2016, compared to net cash used in financing activities of $476.2 million for the same period in 2015. The decrease was primarily due to fewer purchases and retirements of our common stock in 2016, partially offset by the payment of our 2016 Notes and a decrease in cash proceeds received from the issuance of long-term debt during the nine months ended September 30, 2016.

Stock Repurchase Activities

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the 2014 Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and a $500.0 million increase, respectively, to the 2014 Stock Repurchase Program for a total of $3.9 billion. As of September 30, 2016, there was $219.7 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three and nine months ended September 30, 2016, we repurchased and retired approximately 4.9 million and 13.5 million shares of our common stock, respectively, under the 2014 Stock Repurchase Program at an average price of $23.04 and $23.25 per share, respectively, for an aggregate purchase price of $112.4 million and $312.9 million, respectively.

From the first quarter of 2014 through September 30, 2016, inclusive of share repurchases and dividends, we have returned approximately $4.06 billion of capital to shareholders against our commitment to return $4.1 billion by the end of 2016. On October 25, 2016, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on December 22, 2016 to stockholders of record as of the close of business on December 1, 2016. As such, we expect to achieve our full commitment to return $4.1 billion by the end of 2016. Beginning in 2017, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to September 30, 2016.

Dividends

During the nine months ended September 30, 2016, we declared a quarterly cash dividend of $0.10 per share of common stock on January 27, 2016, April 28, 2016, and July 26, 2016, which were paid on March 22, 2016, June 22 2016, and September 22, 2016, respectively, to stockholders of record on March 1, 2016, June 1, 2016, and September 1, 2016, respectively, in the aggregate amount of $114.4 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to September 30, 2016.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2016	December 31, 2015	$ Change	% Change
Deferred product revenue:
Undelivered product commitments and other product deferrals	$250.4	$210.1	$40.3	19.2%
Distributor inventory and other sell-through items	92.8	81.8	11.0	13.4%
Deferred gross product revenue	343.2	291.9	51.3	17.6%
Deferred cost of product revenue	(45.3)	(51.6)	6.3	(12.2)%
Deferred product revenue, net	297.9	240.3	57.6	24.0%
Deferred service revenue	1,006.2	927.8	78.4	8.5%
Total	$1,304.1	$1,168.1	$136.0	11.6%

Total deferred revenue increased by $136.0 million to $1,304.1 million as of September 30, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to an increase in deferred service revenue of $78.4 million driven by an increase in multi-year support agreements, which are billed in advance.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into financial guarantees consisting of guarantees of product and service performance and standby letters of credit for certain lease facilities and insurance programs. See Note 15, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of September 30, 2016, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to the nature of these obligations, during the nine months ended September 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the obligations listed in the table below (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2019 Notes(*)	$350.0	$—	$350.0	$—	$—
2024 Notes(*)	$150.0	$—	$—	$—	$150.0
Interest payment on the 2019 Notes and 2024 Notes(*)	$78.0	$17.7	$29.9	$13.5	$16.9
________________________________

(*)	For further explanation of our debt, see Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

During the nine months ended September 30, 2016, we also repaid the aggregate principal amount owed of $300.0 million on our 2016 Notes.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of September 30, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 9, Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, beginning in 2017 we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of September 30, 2016, 91% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2016, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2019 Notes and 2024 Notes were issued under an automatic shelf registration statement that we filed in August 2013 pursuant to a prospectus supplement filed with the SEC on February 24, 2016. Our 2020 Notes and 2025 Notes were issued under an automatic shelf registration statement pursuant to a prospectus supplement filed with the SEC on February 26, 2015 and our $350.0 million in principal amount of our 2024 Notes, which form a single series and are fully fungible with our 2024 Notes issued in 2016, were issued under an automatic shelf registration statement pursuant to a prospectus filed with the SEC on February 28, 2014. Any offerings of securities under our automatic shelf registration statement will be made pursuant to a prospectus. In addition, our Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2016, we completed the final phase of our multi-phase conversion to a new enterprise resource planning, or ERP, system by implementing the Customer Relationship Management, or CRM, and Financial Accounting & Reporting modules. As a result of this implementation, in the first quarter of 2016, internal controls were modified to align with the modified business processes and new system-based controls were implemented to adapt to the new ERP system functionalities. Certain interim controls put into operation in the first quarter of 2016 were phased out in part during the third quarter of 2016 as we achieve stabilization.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other (benefit) charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Altice’s purchase of Cablevision and Portugal Telecom, Liberty Global's acquisition of Cable & Wireless Communications, Charter Communications, Inc.'s acquisition of Time Warner Cable, Inc., and CenturyLink's proposed acquisition of Level 3 Communications) and that consolidation trend has continued. Certain telecommunications companies have also announced their intent towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s proposed acquisition of Yahoo and AT&T’s proposed acquisition of Time Warner. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Nokia Corporation merged with Alcatel-Lucent, HP acquired Aruba Networks, Cisco acquired OpenDNS, Symantec Corporation acquired Blue Coat Systems, and Dell acquired EMC, which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors sell networking products as bundled solutions with other IT products, such as computer and storage systems. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5200, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 with Express Path and SRX5800 Series Services Gateways, EX9200, EX4600, EX2300 and EX3400 Ethernet Switches, new MX Series line cards and routers (including the vMX 3D Universal

Edge Router), new PTX Series line cards (powered by our ExpressPlus custom silicon), Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, a disaggregated version of Junos Software, OCX1100, PTX1000, vSRX and cSRX virtual firewalls, Sky Advanced Threat Prevention (ATP), Spotlight Secure, Junos Space Security Director, Junos Space Virtual Director, Juniper Networks Contrail Networking, Contrail Service Orchestration, the NFX250 network services platform and cSRXcompact and containerized firewall and Cloud-Enabled Branch. In the third quarter of 2016, we unveiled enhancements to Junos Space Security Director and Sky ATP and launched the new SRX4100 and SRX4200 firewalls, as well as Junos Space Security Director Policy Enforcer to further build out our Software-Defined Secure Networks platform. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

The introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would be able to purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. For example, we have developed a disaggregated version of our Junos software and introduced our QFX5200 series of switches, which runs our disaggregated Junos software. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the potential that our strategy could erode our revenue and gross margins;

•	the impact on our financial results of longer periods of revenue recognition and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third party products; and

•	the risk that issues with third party technologies used with our disaggregated products will be attributed to us.

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

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently acquired Broadcom Corporation and Intel Corporation recently acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in August 2016, we acquired Aurrion, Inc.; in April 2016, we acquired BTI Systems Inc.; in 2014, we acquired WANDL, Inc.; and in 2012, we acquired Contrail Systems Inc. and Mykonos Software, Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union, or EU, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse, including an exemption for lead in network infrastructure equipment upon which we and our competitors had relied, which expired in July 2016. The lapse of this exemption, further changes to this or other laws, or passage of similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU and to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other countries have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life. Finally, the EU REACH regulations regulate the handling of certain chemical substances that may be used in our products.

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

For example, we previously relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework, which we refer to as the Safe Harbor, agreed to by the U.S. Department of Commerce and the EU. The Safe Harbor, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in 2015 by a decision of the European Court of Justice, or the ECJ. Now that the EU and U.S. have reached official agreement on a successor privacy framework called the Privacy Shield, we are reviewing and documenting our practices required to obtain certification under the Privacy Shield, in addition to entering into EU Model Contracts with our vendors where feasible. In addition, the recent approval by voters in the United Kingdom, or U.K., of a referendum to leave the EU could require us to make additional changes to the way we conduct our business and transmit data between the U.K. and the EU.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of September 30, 2016, our goodwill was $3,048.4 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; or changes in tax laws, regulations, accounting principles, or interpretations thereof. On October 5, 2015, the Organisation for Economic Co-operation and Development, or OECD, an international association of 35 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting, or BEPS, Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, if adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

In February 2016, we issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019, which we refer to as the 2019 Notes, and $150.0 million aggregate principal amount of 4.5% senior notes due 2024, which we refer to as the 2024 Notes. In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes. In addition, in March 2014, we issued $350.0 million aggregate principal amount of our 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2019 Notes, 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 9, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of September 30, 2016, we had $2,133.1 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of September 30, 2016, no amounts were outstanding under the Credit Agreement.

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

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Notes, and the Revolving Credit Facility (if drawn upon).

Our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

In October 2016, we announced a cash dividend of $0.10 per share of common stock payable on December 22, 2016 to stockholders of record as of the close of business on December 1, 2016. Our ability to pay quarterly dividends or achieve our intended capital return policy will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, use of cash for acquisitions and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, in July 2015 and October 2014, our Board of Directors authorized a $500.0 million and a $1.1 billion increase, respectively, to our current capital return plan. The capital return plan will be funded by a combination of onshore cash and previously issued debt. Beginning in 2017, we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At September 30, 2016, we had $1,689.0 million in cash and cash equivalents and $1,791.1 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2016, we issued 248,700 shares of our common stock as consideration to two individuals in connection with an acquisition of all the outstanding shares of Aurrion in the third quarter of 2016.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended September 30, 2016 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2016	0.1	$23.30	—	$332.1
August 1 - August 31, 2016	4.9	$23.04	4.9	$219.7
September 1 - September 30, 2016 (3)	—	$23.29	—	$219.7
Total	5.0	$23.05	4.9
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

(3)	Includes an insignificant number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Aurrion, Inc. Amended and Restated 2008 Equity Incentive Plan. (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 2, 2016)+

10.2
Form of Severance Agreement for Certain Officers, approved for use on September 19, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2016)+

10.3
Form of Change of Control Agreement for Certain Officers, approved for use on September 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2016)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 8, 2016	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 8, 2016	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1
Aurrion, Inc. Amended and Restated 2008 Equity Incentive Plan. (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 2, 2016)+

10.2
Form of Severance Agreement for Certain Officers, approved for use on September 19, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2016)+

10.3
Form of Change of Control Agreement for Certain Officers, approved for use on September 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2016)+

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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