Form 10-K
period 2016-12-31
JUNIPER NETWORKS INC
filed 2017-02-24
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,334,000,000 as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2016).
As of February 17, 2017, there were 381,982,043 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2016.

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

PART I

ITEM 1. Business

Overview

Juniper Networks designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We sell our products in more than 100 countries in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC. We sell our high-performance network products and service offerings across routing, switching, and security.

Our products address high-performance network requirements for global service providers, cloud providers, national governments, research and public sector organizations and other enterprises who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer our customers worldwide services, including technical support, professional services, and education and training programs.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

We deliver highly scalable, reliable, secure and cost-effective networks, while transforming the network's agility, efficiency and value through automation. We focus on customers and partners across our key market verticals, who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Strategic Enterprise Verticals. We see significant opportunities from the shift towards the cloud (large public and private data centers) and network automation across three market verticals:

•
Cloud Providers - these customers continue to require high performance networking and we believe cloud providers will invest in data center networks that operate at significantly higher densities and scale, while operating at much lower cost-per-bit-per-second. These customers also require a high degree of automation.

•
Telecom - these customers are moving from legacy networks to next-generation cloud-like infrastructure, essentially transforming their network locations into data centers which provides us opportunities to deliver secured telco cloud solutions via hardware, software and services.

•
Strategic Enterprise - enterprises are transitioning their workloads and applications onto private and public clouds and our opportunity is to help these customers transition to public and hybrid cloud architectures that are optimized for operating costs, security, and that enable business agility.

We believe that these industry trends present an opportunity for Juniper Networks—one that is shaping our strategy. We believe our history as an innovation leader and our understanding of high performance networking technology position us to capitalize on this industry transition.

Maintain and Extend Technology Leadership

We are recognized as a leader in networking innovation in both software and hardware. Our Junos Operating System, or Junos OS, application-specific integrated circuit, or ASIC, technology, and network-optimized product architecture were key elements to establishing and, we believe, will continue to be key elements to maintaining our technology leadership.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception, we have focused on designing, developing, and building high-performance network infrastructure for the world's most demanding networking environments. We consistently deliver leading technologies that transform the economics and experience of networking—significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them. We believe that many customers will deploy networking equipment from only a few vendors, and that the scale, performance, reliability, and security of our products provides us with a competitive advantage, which is critical to being selected as one of those vendors.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales; distributors; value-added resellers, or VARs; and original equipment manufacturers, or OEMs to end-users in the service provider and enterprise markets. We believe the network needs for service providers, such as Telecom, Cable and Cloud Providers are converging, as are those of National Government, Financial Services, and Strategic Enterprise Verticals, as all of these customers focus on high performance networks and build cloud environments.

Service Providers

Service providers generally include wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. We support most of the major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our secure, high density, highly automated, and highly reliable platforms;

•	Creating new or additional revenue opportunities by enabling new services to be offered to new market segments, which includes existing customers and new customers, based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling customers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as our customers' networks can scale to higher throughput based on the capabilities of our platforms.

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen increased convergence of these different types of service providers through acquisitions, mergers, and partnerships. Service providers are increasingly investing in the build-out of high performance networks and the transformation of existing central offices to distributed cloud environments.

We believe that there are several other industry trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include: significant growth in Internet Protocol, or IP, traffic on service provider networks because of peer-to-peer interaction; broadband usage; video; an increasing reliance on the network as a mission critical business tool in the strategies of our service provider customers and of their enterprise customers; the advent of data center "clouds" to deliver business applications via IP network connected facilities; Network Functions Virtualization, or NFV, to allow more flexible deployment models; and growth in mobile traffic as a result of the increase in mobile device usage including smartphones, tablets, and connected devices of various kinds.

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

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding enterprises. The enterprise market generally is comprised of financial services; national, federal, state, and local governments; research and educational institutions; and other business that view their networks as critical to their success. We believe that our enterprise customers are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications. In addition, our solutions:

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

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. We believe that as enterprises transition their workloads to the cloud, they will seek greater flexibility in how they consume networking and security services. Whether they plan to move to a public cloud or hybrid cloud architecture, these are key technology areas where we are innovating. High-performance enterprises require IP networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers as well as branch and campus applications.

Customers

In 2016, 2015 and 2014, no single customer accounted for 10% or more of our net revenues.

Products, Services, and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service-rich platforms at the edge of the network was created.

We have expanded our portfolio to address multiple domains in the network: core; edge; access and aggregation; data centers; and campus and branch. We have systematically focused on how we innovate in silicon, systems, and software (including our Junos Operating System, virtualized network functions such as firewall, as well as software-defined networks, or SDN, cloud-delivered services, and automation software) to provide a range of hardware and software solutions in high-performance networking that can solve unique problems for our customers.

We conduct business globally and are managed, operated, and organized by major functional departments that operate on a consolidated basis. As a result, we operate in one reportable segment. We are focused on high-performance routing, switching, and security networking products and service offerings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K, or Report, and Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 Part II of this Report, for an analysis of net revenues by product and service. The following is an overview of our major product families and service offerings in 2016:

Routing Products

•
ACX Series: Our ACX Series Universal Access Routers cost-effectively address current operator challenges to rapidly deploy new high-bandwidth services. With industry-leading performance of up to 2.56Tbps and support for 1GbE, 10 GbE and 40GbE interfaces, the ACX Series is well positioned to address the growing metro Ethernet and mobile backhaul needs of service providers. The platforms deliver the necessary scale and performance needed to support multi-generation wireless technologies.

•
MX Series: Our MX Series is a family of high-performance, enterprise class and service provider Ethernet routers that function as a Universal Edge platform capable of supporting business, mobile, and residential services. Available in both physical and virtual form factors, powerful routing, switching and security features give the MX Series 3D Universal Edge Routers unmatched flexibility, versatility, and reliability to support advanced services and applications at the edge of the network. The MX platforms utilize our Trio silicon and provide carrier-class performance, scale, and reliability to support large-scale Ethernet deployments. In addition, in 2014, we introduced the vMX, a virtual version of the MX router, which is a fully featured MX Series 3D Universal Edge Router optimized to run as software on x86 servers. We believe that the vMX helps service providers and enterprises quickly and economically address their requirements with carrier-class routing and a DevOps style service-focus to the network.

•
PTX Series: Our PTX Series Packet Transport Routers are designed for the Converged Supercore. The system is the first supercore packet system in the industry, and delivers powerful capabilities based on innovative ExpressPlus silicon and a forwarding architecture that is focused on optimizing IP/multi-protocol label switching, or MPLS and Ethernet. The PTX, now available in three form factors —PTX1000, PTX3000 and PTX5000, delivers several critical core functionalities and capabilities, including market-leading density and scalability, cost optimization, high availability, and network simplification. Our PTX Series products can readily adapt to today's rapidly changing traffic patterns for video, mobility, and cloud-based services.

•
Cloud Customer Premises Equipment, or CPE, Solution: Our Cloud CPE is a fully automated, end-to-end NFV solution that builds on Juniper Networks Contrail Networking and supports cloud-based and premises-based virtual network functions, or VNFs, for both service provider and enterprise network services. This solution includes Contrail Service Orchestration, a comprehensive management and orchestration platform that delivers and manages virtualized network services such as virtual security, and the NFX250, a network services platform that can operate as a secure, on-premises device running software defined wide area network, or SD WAN, and multiple virtual service, from Juniper and third parties, simultaneously. The NFX250, when used as part of our Cloud CPE solution, eliminates the operational complexities associated with deploying multiple boxes at the customer site.

•
NorthStar Controller: Our wide-area network SDN controller automates the creation of traffic-engineering paths across the network, increasing network utilization and enabling a customized programmable networking experience. With the power of Junos OS; optimization algorithms; and transport abstraction, we believe the NorthStar Controller enables efficient design, bringing new levels of control and visibility to help service providers avoid costly over-provisioning.

Switching Products

•
EX Series: Our EX Series Ethernet switches address the access, aggregation, and core layer switching requirements of micro branch, branch office, and campus and data center environments, providing a foundation for the fast, secure, and reliable delivery of applications able to support strategic business processes. EX Series enterprise Ethernet switches are designed to deliver operational efficiency, business continuity, and agility, enabling customers to invest in innovative business initiatives that increase revenue and help them gain a competitive advantage. Our EX switches can also serve as security enforcement points as part of our Software-Defined Secure Networks, or SDSN, solution. Our SDSN solution provides end-to-end network visibility that helps secure the entire network, both physical and virtual. It leverages cloud economics to find and stop threats faster.

•
QFX Series: Our QFX Series of core, spine and top-of-rack data center switches offer a revolutionary approach to switching that delivers dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing networks, and cloud providers. Our QFX family, including QFX Series Switches (QFX10002, QFX10008, QFX10016, QFX5100, and QFX5200), combined with innovative fabric and high availability software features in Junos OS, enables improvements in speed, scale, and efficiency by removing complexity and improving business agility, and the QFabric System designed to enhance operational control. Our QFX switches can also serve as security enforcement points as part of our SDSN solution.

•
OCX1100: Our open networking switch is designed to combine a cloud-optimized Open Compute Project, or OCP, hardware design with the performance and reliability of the proven, carrier-class Junos OS, to deliver a cost-effective switching solution for customers that require massive-scale cloud deployments.

Security Products

•
SRX Series Services Gateways for the Data Center: Our mid-range, high-end and virtual SRX Series platforms, including the new SRX4100 and SRX4200 firewalls, provide high-performance, scalability, and service integration which are ideally suited for medium to large enterprise and service provider data centers, service provider backbones, and large campus environments where scalability, high performance, and concurrent services, are essential. The SRX Series of both physical and virtual dynamic services gateways provides firewall/Virtual Private Network, or VPN, performance and scalability, and includes the AppSecure suite of next-generation security capabilities that deliver greater visibility, enforcement, control, and protection over the network.

•
Branch SRX, Security Policy and Management: The Branch SRX family, including the SRX300 Series and SRX1500, provide an integrated firewall and next-generation firewall capabilities with industry-leading price and performance. Junos Space Security Director is a network security management product that offers efficient, highly scalable, and comprehensive network security policy management. These solutions enable organizations to securely, reliably, and economically deliver powerful new services and applications to all locations and users with superior service quality.

•
vSRX Virtual Firewall: Our vSRX Firewall delivers all of the features of our physical firewalls, including the AppSecure next-generation firewall functionality, advanced security, and automated lifecycle management capabilities for enterprises and service providers. The vSRX provides scalable, secure protection across private, public, and hybrid clouds. We also offer the cSRX which has been designed and optimized for container and cloud environments.

•
Advanced Malware Protection: Sky Advanced Threat Prevention, or Sky ATP, is a cloud-based service that is designed to use both static and dynamic analysis with machine learning to find unknown threat signatures (zero-day attacks). It is integrated with SRX firewalls and secure routers for automated enforcement against threats, providing advanced anti-malware protection to data center, campus and branch environments.

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

Services

In addition to our products, we offer support, professional, and educational services. We deliver these services through our channel partners and directly to end-users and utilize a multi-tiered support model, leveraging the capabilities of our channel partners, and other third-party organizations, as appropriate.

We also train our channel partners in the delivery of support, professional, and educational services to ensure these services can be locally delivered.

As of December 31, 2016, we employed 1,860 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants and educators with proven network experience to provide those services.

Platform Strategy

In addition to our major hardware product families, our software portfolio has been a key technology element in our goal to be a leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. The Junos Platform includes the following products:

•
Junos OS: At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally differentiated from other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos OS include:

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

•
Junos Space: Our Junos Space network management platform offers an open, Service-Oriented Architecture-based, or SOA, platform for creating organic network management applications to drive network innovation. Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Director, Services Activation Director, Security Director, Edge Services Director, Service Now, and Service Insight.

Our Contrail Networking and Contrail Cloud Platform offer an open-source, standards-based platform for SDN and NFV. This platform enables our customers to address their key problems in the area of network automation, agility, and time-to-service deployment by providing a mechanism to virtualize the network over any physical network and automating the provisioning and management of networking services (such as security and load balancing). Contrail’s differentiation includes a distributed architecture that allows us to build in scale-out, high-availability and in-service upgrade capabilities; a multi-vendor solution familiar to our customers that allows Contrail to seamlessly interoperate with equipment from major networking vendors; an open-source licensing model to provide a true freedom of choice without lock-in, and sophisticated granular analytics for network and infrastructure performance, all fully driven by Representational State Transfer based application program interfaces, or REST APIs, that can be used by customers to work with any provisioning and management system. Contrail Service Orchestration provides simplicity and automation with service design application, VNF lifecycle management and service administration and troubleshooting.

Significant Product Development Projects

In 2016, we continued to execute on our strategy with significant advancements in performance and automation across a number of key solution areas and announced a number of new products and enhancements to our hardware and software products across routing, switching, and security.

In routing, our solution for wide area IP transport across Data Center Interconnect, Metro, and Core was enhanced with the introduction of our newest PTX line-cards, coupled with our multi-layer optimization controller, NorthStar.

In switching, we announced two new access switches, the EX2300 and EX3400 in 2016. Further, we introduced Juniper Networks Cloud-Enabled Branch, a solution that will allow enterprises and managed service providers alike to create and automate delivery of branch office networking services on-demand.

In security, we announced Juniper Networks cSRX, a next-generation containerized firewall providing advanced security services for SDSN, as well as a multi-core version of the Juniper Networks vSRX. We also announced Junos Space Security Director Policy Enforcer, new SRX4100 and SRX4200 firewalls, and new enhancements to Sky ATP to further build out our SDSN platform.

We also expanded our global alliances with NEC to deliver NFV-based solutions that allow service providers and enterprises to gain greater service agility through automation.

In addition, in 2016 we completed three acquisitions that we expect will further enhance our product portfolio to accelerate our strategy in the cloud transition. First, we acquired BTI Systems Inc., or BTI, to accelerate our ability to address the fast growing data center interconnect, or DCI, and metro Ethernet markets with a breadth of open, programmable and automated, packet optical transport solutions. Second, we acquired Aurrion, Inc., or Aurrion, which we expect will strengthen our long-term competitive advantage in cost-effective, high-density, high-speed optical networks. Lastly, we acquired AppFormix, Inc., which we expect will complement the analytics and capabilities of Contrail and help customers enhance their cloud operations. We will continue to look at targeted and strategic acquisitions that we believe can complement our product portfolio, operations or R&D strategy.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2016, we employed 4,054 people in our worldwide R&D organization.

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

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $1,013.7 million, $994.5 million, and $1,006.2 million in 2016, 2015, and 2014, respectively.

Sales and Marketing

As of December 31, 2016, we employed 2,590 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, business development teams, systems engineers, marketing teams, channel teams, and an operational infrastructure team are generally distributed between vertical markets. Within each team, sales team members serve the following three geographic regions: (i) Americas (including United States, Canada, Mexico, Caribbean and Central and South America), (ii) EMEA, and (iii) APAC. Within each region, there are regional and country teams, as well as vertical market focused teams, to ensure we operate close to our customers.
Our sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships as described below.

We sell to a number of service providers directly. Otherwise, we sell to both service providers and enterprise customers primarily through distributors and resellers.

Direct Sales Structure

The terms and conditions of direct purchasing arrangements are governed either by customer purchase orders and our order acknowledgment terms for those orders or by purchase contracts. The direct contracts with these customers set forth only general terms of sale and generally do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including but not limited to the following:

•
A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners resell routing, switching and security products and services, which are purchased by both enterprise and service provider customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products or services. Further, most of our distributors sell our competitors' products and services, and some sell their own competing products and services.

•
VARs and Direct value-added resellers, including our strategic worldwide alliance partners referenced below, resell our products to end-users around the world. These channel partners either buy our products and services through distributors, or directly from us, and have expertise in designing, selling, and deploying complex networking solutions in their respective markets. Our agreements with these channel partners are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require these channel partners to purchase specified quantities of our products or services. Increasingly, our service provider customers also resell our products or services to their customers or purchase our products or services for the purpose of providing managed or cloud-based services to their customers.

•
Strategic worldwide reseller relationships with established Juniper alliances, comprised of Dimension Data Holdings, or Dimension Data; Ericsson Telecom A.B., or Ericsson; International Business Machines, or IBM; and NEC Corporation. These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a non-exclusive and generally global basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

Manufacturing and Operations

As of December 31, 2016, we employed 358 people in worldwide manufacturing and operations who primarily manage relationships with our supply chain, which include our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers in the United States, or U.S.; China; Malaysia; Mexico; and Taiwan. As of December 31, 2016, we utilized Celestica Incorporated, Flextronics International Ltd., Accton Technology Corporation, and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and original design manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required for our products to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	We can quickly ramp up and deliver products to customers with turnkey manufacturing;

•	We gain economies of scale by leveraging our buying power with our contract manufacturers and original design manufacturers when we manufacture large quantities of products;

•	We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•	We can reduce our costs by reducing what would normally be fixed overhead expenses.

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

Our contracts with our contract manufacturers and original design manufacturers merely set forth a framework within which the contract manufacturer and original design manufacturer, as applicable, may accept purchase orders from us. These contracts do not represent long-term commitments.

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

By working collaboratively with our suppliers, we endeavor to promote socially responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a supplier code of conduct and promote compliance with such code of conduct to our suppliers. One element of our supplier code of conduct is adoption and compliance with the Electronic Industry Code of Conduct, or the EICC. The EICC, a coalition of electronics, retail, auto and toy companies, provides guidelines and resources to drive performance and compliance with critical corporate social responsibility policies. Its goal is to promote ethical business practices, eliminate human trafficking, and to ensure that working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. Our Corporate Citizenship Report and Supplier Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements either with our distributors, resellers or customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2016 and December 31, 2015, our total product backlog was approximately $441.2 million and $517.4 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users. Backlog also excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns. Historically, we have experienced stronger customer demand in the fourth quarter and weaker demand in the first quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to networking solutions that offer agility advantages. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. However, our principal competitors also include Arista Networks, Inc., or Arista; Brocade Communications Systems, Inc., or Brocade, which is expected to be acquired by Broadcom Limited in 2017; Dell Inc., or Dell; Hewlett Packard Enterprise Co., or HPE; Huawei Technologies Co., Ltd., or Huawei; and Nokia Corporation or Nokia.

Many of our current and potential competitors, such as Cisco, Nokia, HPE, and Huawei, among others, have broader portfolios which enable them to bundle their networking products with other networking and information technology products in a manner that may discourage customers from purchasing our products. Many of our current and potential competitors have greater name recognition, marketing budgets, and more extensive customer bases that they may leverage to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, negatively affecting our operating results.

In addition, there are a number of other competitors in the security network infrastructure space, including Palo Alto Networks, Inc., or Palo Alto Networks; Check Point Software Technologies, Ltd., or Check Point; F5 Networks, Inc., or F5 Networks; and Fortinet, Inc., or Fortinet; among others, who tend to be focused specifically on security solutions and, therefore, may be considered specialized compared to our broader product line.

We expect that over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Nokia, and Huawei, will introduce new products designed to compete more effectively in the market. There are also several other companies that aim to build products with greater capabilities to compete with our products. Further, there has been significant consolidation in the networking industry, with smaller companies being acquired by larger, established suppliers of network infrastructure products. We believe this trend is likely to continue which may increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios.

In addition to established competitors, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete depends upon our ability to demonstrate that our products are superior and cost effective in meeting the needs of our current and potential customers.

As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have and also from emerging companies that are developing new technologies. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot guarantee that we will be successful.

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local and foreign regulations that have been adopted with respect to the environment, such as the Waste

Electrical and Electronic Equipment, or WEEE, Directive; Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS; and Registration, Evaluation, Authorization, and Restriction of Chemicals, or REACH, regulations adopted by the European Union and China. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position. However, see the risk factor entitled "Regulation of our industry in general and the telecommunications industry in particular could harm our operating results and future prospects" in the section entitled Risk Factors in Item 1A of Part I of this Report for additional information concerning regulatory compliance.

Juniper’s greatest impact on the environment is through our products and services. Juniper has an environmental program, based on our new product introduction process, that focuses on energy efficiency, materials innovation, and recyclability.

We are committed to the environment through our efforts to improve the energy efficiency per gigabit of throughput of key elements in our high-performance network product offerings. With the launch of the PTX series, we pioneered, among other ground-breaking achievements, record energy efficiency of 1.5W per Gigabit of throughput. Since then, we have continued to enhance the PTX series, delivering market-leading energy efficiency of 1.2W per Gigabit of throughput in 2014 and further improving energy efficiency of 0.4W per Gigabit with the 3Tbps FPC3 line-card in 2015. In addition, our MX series 3D Universal Edge Routers are delivering breakthrough energy efficiency of 0.8W per Gigabit at the network edge, breaking the 1W per Gigabit barrier. The environment will remain a focus area across multiple aspects of our business.

We are also voluntarily participating in the Carbon Disclosure Project, or CDP, climate and water disclosures and encourage our direct material suppliers representing an aggregate of at least 80% of our consolidated total direct expenditure to do the same. CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors and customers. Additionally, Juniper is a member of the EICC and has adopted and promotes the adoption by our suppliers of the practices of the EICC Code of Conduct, as discussed above. We continue to invest in the infrastructure and systems required to execute on, monitor and drive environmental improvements in our global operations and within our supply chain.

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

In addition, we integrate licensed third-party technology into certain of our products and, from time to time, we need to renegotiate these licenses or license additional technology from third parties to develop new products or product enhancements or to facilitate new business models. There can be no assurance that third-party licenses will be available or continue to be available to us on commercially reasonable terms or at all. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.

As of December 31, 2016, we had over 2,900 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

Employees

As of December 31, 2016, we had 9,832 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Rami Rahim	46	Chief Executive Officer and Director
Jonathan Davidson	43	Executive Vice President and General Manager, Juniper Development and Innovation
Brian Martin	55	Senior Vice President, General Counsel and Secretary
Kenneth Miller	46	Executive Vice President and Chief Financial Officer
Vince Molinaro	53	Executive Vice President and Chief Customer Officer
Pradeep Sindhu	64	Executive Vice President, Chief Technology Officer, Chief Scientist and Vice Chairman of the Board
Terrance F. Spidell	48	Vice President, Corporate Controller and Chief Accounting Officer

RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper, and a member of the Board of Directors, in November 2014. From March 2014 until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation, or JDI. His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President, Platform Systems Division, Senior Vice President and General Manager, Edge and Aggregation Business Unit, or EABU, and Vice President, Product Management for EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a Bachelor of Science degree in Electrical Engineering from the University of Toronto and a Master of Science degree in Electrical Engineering from Stanford University.
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

BRIAN MARTIN joined Juniper in October 2015 as Senior Vice President, General Counsel and Secretary. From April 2007 to September 2015, Mr. Martin served as Executive Vice President, General Counsel and Corporate Secretary of KLA-Tencor Corporation, or KLA-Tencor, a provider of process control and yield management solutions. Prior to joining KLA-Tencor, Mr. Martin spent ten years in senior legal positions at Sun Microsystems, Inc., or Sun, most recently as Vice President, Corporate Law Group, responsible for legal requirements associated with Sun’s corporate securities, mergers, acquisitions and alliances, corporate governance and Sarbanes-Oxley compliance, and litigation management. Prior to joining Sun, Mr. Martin was in private practice where he had extensive experience in antitrust and intellectual property litigation. Mr. Martin holds a bachelor’s degree in economics from the University of Rochester and a J.D. from the State University of New York at Buffalo Law School.

KENNETH MILLER joined Juniper in June 1999 and has served as the Company’s Executive Vice President and Chief Financial Officer since February 2016. From April 2014 to February 2016, Mr. Miller served as our Senior Vice President, Finance, where he was responsible for the finance organization across the Company, as well as our treasury, tax and global business services functions. Previously, Mr. Miller served as our Vice President, Go-To-Market Finance; Vice President, Platform Systems Division; Vice President, SLT Business Group Controller and in other positions in the Finance and Accounting organizations. Mr. Miller holds a Bachelor of Science degree in Accounting from Santa Clara University.

VINCE MOLINARO joined Juniper in 2009 as Senior Vice President of Sales, and served as Executive Vice President, Sales, Services and Support from July 2013 to February 2014, and currently serves as our Executive Vice President and Chief Customer Officer. Prior to joining Juniper, Mr. Molinaro held senior leadership positions at a number of technology companies, including Bell Laboratories, Inc., Lucent Technologies, Inc. (prior to its acquisition by Alcatel Inc.), Alcatel-Lucent USA Inc. and Internap Network Services Corporation. He has extensive domestic and international experience having lived and managed large organizations throughout Europe and the U.S. Mr. Molinaro holds a Bachelor of Science degree in Biomedical Engineering from Boston University and a Master of Science degree in Electrical Engineering from University of Bridgeport.

PRADEEP SINDHU founded Juniper in February 1996 and served as Chief Executive Officer and Chairman of the Board until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board and Chief Technology Officer of Juniper. In February 2017, Dr. Sindhu transitioned to the role of Chief Scientist in order to devote a majority of his time to Fungible, Inc., a startup company that Dr. Sindhu co-founded in 2015. Dr. Sindhu will continue to serve as the Company’s Chief Technology Officer until a successor is found. In connection with Juniper's 2017 annual meeting of stockholders, Dr. Sindhu will transition from Vice Chairman to Technical Advisor to the Board. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab at Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu holds a Bachelor of Technology degree in Electrical Engineering from the Indian Institute of Technology, a Master of Science degree in Electrical Engineering from the University of Hawaii, and a Masters and PhD in Computer Science from Carnegie-Mellon University.

TERRANCE F. SPIDELL joined Juniper in August 2011 as Vice President, Assistant Corporate Controller, and has served as Vice President, Corporate Controller since November 2012. In 2013, Mr. Spidell assumed the position of Chief Accounting Officer of the Company. Before joining the Company, Mr. Spidell was at VeriSign, Inc., a provider of Internet infrastructure services, as Vice President, Corporate Controller, from June 2009 through July 2011 and as Vice President, Accounting Operations, from March 2008 through June 2009. Prior to VeriSign, Mr. Spidell held various positions, most recently Senior Manager, at PricewaterhouseCoopers, a registered public accounting firm. Mr. Spidell is a Certified Public Accountant and holds a Bachelor in Business Administration, with degrees in Finance and Accounting, from Boise State University.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission, or the SEC, electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks, that file electronically with the SEC. The address of that website is https://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting our Investor Relations Department at our corporate offices by calling 1-408-745-2000, or by sending an e-mail message to investorrelations@juniper.net. Such reports and other information are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct are also available on our website. Information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (http://investor.juniper.net), press releases, SEC filings and public conference calls and webcasts. We also use the Twitter accounts @JuniperNetworks and the Company’s blogs as a means of disclosing information about the Company and for complying with our disclosure obligations under Regulation FD. The social media channels that we use as a means of disclosing information described above may be updated from time to time as listed on our Investor Relations website.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in customer mix, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer, partner and supplier consolidation and concentration, competition, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. Furthermore, market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, issues with product quality, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic instability or uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on economic conditions, which has led and could lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. More generally-speaking, economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter. Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

From time to time, we have increased investment in our business by, for example, increasing headcount, acquiring companies, and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted a new capital allocation plan. In connection with our cost management measures, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing, and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

We expect our gross margins and operating margins to vary over time, and the level of gross margins achieved by us in recent years may not be sustainable.

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2016, our margins decreased compared to fiscal year 2015, primarily due to elevated pricing pressure and product mix. In fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

A limited number of our customers comprise a material portion of our revenues and any changes in the way they purchase products and services from us could affect our business. In addition, there is an ongoing trend toward consolidation in the industry in which our customers and partners operate. Any decrease in revenues from our customers or partners could have an adverse effect on our net revenues and operating results.

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

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Nokia Corporation (following its acquisition of Alcatel-Lucent), Arista, Brocade, HPE, and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, F5 Networks, Fortinet, and HPE. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Nokia Corporation merged with Alcatel-Lucent, HPE acquired Aruba Networks, Cisco acquired OpenDNS, Symantec Corporation acquired Blue Coat Systems, and Dell acquired EMC, which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors sell networking products as bundled solutions with other IT products, such as computer and storage systems. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

The timing of product orders and/or our reliance on revenue from sales of software or subscription and professional, support and maintenance services may cause us to recognize revenue in a different period than the one in which a transaction takes place. This may make it difficult for investors to observe quarterly trends and may cause significant variations in our operating results and operating margin on a quarterly basis.

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

In addition, services revenue accounts for a significant portion of our revenue, comprising 29%, 27%, and 26% of total revenue in fiscal year 2016, 2015, and 2014, respectively. Sales of new or renewal professional services, support and maintenance contracts may decline and/or fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services, support and maintenance revenue periodically over the term of the relevant service period.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continued price pressures and a constantly evolving industry. We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards software-defined networking, or SDN, has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. In addition, if we invest time, energy and resources in developing products for a market that doesn't develop, it could likewise significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security, including ACX5000 and ACX500 routers, QFX10000 line of spine switches, QFX5100, QFX5200, QFX5100-AA, QFX-PFA, SRX300, SRX1500, SRX5000 with Express Path and SRX5800 Series Services Gateways, EX9200, EX4600, EX2300 and EX3400 Ethernet Switches, new MX Series line-cards and routers (including the vMX 3D Universal Edge Router), new PTX Series line cards (powered by our ExpressPlus custom silicon), Junos Fusion Provider Edge, Junos Fusion Data Center, Junos Fusion Enterprise, a disaggregated version of Junos Software, PTX1000, vSRX virtual firewall, Sky Advanced

Threat Prevention (ATP), Junos Space Security Director, Junos Space Virtual Director, Juniper Networks Contrail Networking, Contrail Service Orchestration, the NFX250 network services platform, cSRX compact and containerized firewall, enhancements to Junos Space Security Director and Sky ATP, SRX4100 and SRX4200 firewalls, and Junos Space Security Director Policy Enforcer . The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including the possibility of import tariffs imposed by the new administration. Each of these factors could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.

We provide demand forecasts for our products to our contract manufacturers and original design manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our original design or contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in certain prior quarters, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we have in certain prior quarters with respect to certain products, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or delay or interrupt manufacturing of our products resulting in delays in shipments and deferral or loss of revenues and negatively impacting customer satisfaction.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and proprietary business information of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error, malfeasance or other disruptions. If any breach compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

For example, in December 2015, we disclosed that we identified unauthorized code in our ScreenOS security system that could allow a knowledgeable attacker to gain administrative access to NetScreen devices and to decrypt VPN connections. Following the identification of the ScreenOS vulnerabilities, we launched an investigation into the matter, developed patched releases for the latest versions of ScreenOS and notified customers, all of which required significant time and attention from management and our employees. In addition, in April 2016, we made additional changes to ScreenOS in response to our additional analysis as a part of an update of ScreenOS. At this time, we do not have an estimate of third party costs related to the ScreenOS matter that could result from any third party claims brought against us, including, for example, indemnification for damages our customers may incur or actions instituted by governmental or regulatory entities that could result in fines or other penalties. Costs related to the ScreenOS matter, including the costs to resolve third party claims, may be material.

As a result of the ScreenOS matter, or any other actual or perceived breach of network security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products and our overall reputation could be harmed. Because the techniques used by attackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. This could impede our sales, manufacturing, distribution or other critical functions, which could have an adverse impact on our financial results. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities, including the ScreenOS matter, could be significant and may be difficult to anticipate or measure, because the damage may differ based on the identity and motive of the attacker, which are often difficult to pinpoint. Additionally, we could be subject to regulatory investigations, potential fines and litigation in connection with a security breach or related issue and be liable to third parties for these types of breaches.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages or quality issues that resulted in delays of product shipments and/or warranty claims. We currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently acquired Broadcom Corporation and Intel Corporation recently acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, Dimension Data and NEC Corporation. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. In addition, in 2016, Nokia Corporation merged with Alcatel-Lucent, a competitor of ours, and in 2015 Cisco recently announced a partnership with Ericsson, which is one of our existing partners. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in December 2016, we acquired AppFormix Inc.; in August 2016, we acquired Aurrion, Inc.; and in April 2016, we acquired BTI Systems Inc.; in 2014, we acquired WANDL, Inc.; and in 2012, we acquired Contrail Systems Inc. and Mykonos Software, Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements applicable to public companies regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the "conflict minerals" used in our products. In addition, the European Union reached agreement in late 2016 on a EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules. The regulation is expected to be adopted in 2017 with compliance required by 2021.

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union, or EU, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury, and cadmium, in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse, or have lapsed, including an exemption for lead in network infrastructure equipment upon which we and our competitors had relied, which expired in July 2016. The lapse of this exemption, further changes to this or other laws, or passage of similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products in the EU and to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other countries have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life. Finally, the EU REACH regulations regulate the handling of certain chemical substances that may be used in our products.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations, which were challenged in court, and which the new Federal Communications Commission leadership is considering removing or modifying, might impact service provider and cloud provider business models and, as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

The United States and various foreign governments have imposed controls and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China has proposed new conditions on eligibility of encryption products for purchase by government and certain non-government organizations. India recently proposed and then withdrew regulations imposing serious conditions on the use of encryption in telecommunications products. We sell our products to both commercial customers and, directly and indirectly, to governments around the world. Our ability to sell into substantial government markets (whether or not the products we sell include encryption) is vulnerable to changes in government procurement regulations, any associated local content requirements and changes in the government’s interpretation of such regulations. In addition, the U.S. government has broader sanctions and embargoes that generally forbid supply of most items to or involving certain countries, territories, governments, legal entities and individuals, including recent restrictions imposed by the U.S. and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibited entities or individuals, but there can be no assurance that they will always be effective.

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

For example, we previously relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework, which we refer to as the Safe Harbor, agreed to by the U.S. Department of Commerce and the EU. The Safe Harbor, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in 2015 by a decision of the European Court of Justice, or the ECJ. Now that the EU and U.S. have implemented a successor privacy framework called the Privacy Shield, we are reviewing and documenting our practices required to obtain certification under the Privacy Shield, in addition to entering into EU Model Contracts with our vendors where appropriate and feasible in anticipation of the possibility that the Privacy Shield may be legally challenged or voided like Safe Harbor in an uncertain political environment. In addition, the June 2016 approval by voters in the United Kingdom, or U.K., of a referendum to leave the EU could require us to make additional changes to the way we conduct our business and transmit data between the U.K. and the EU.

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

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries.  In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas.  In addition, the current U.S. administration has indicated that immigration reform is a priority. Compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.  Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of December 31, 2016, our goodwill was $3,081.7 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the past, we recorded a goodwill impairment charge of $850.0 million due to the underperformance of our Security reporting unit and product rationalizations.

In recent years, economic weakness has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Declines in our level of revenues due to restructuring or cost reductions or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; or changes in tax laws, regulations, accounting principles, or interpretations thereof. On October 5, 2015, the Organisation for Economic Co-operation and Development, or OECD, an international association of 35 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting, or BEPS, Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, as adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. Furthermore, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	tax policies that could have a business impact;

•	potential import tariffs imposed by the United States;

•	data privacy rules and other regulations that affect cross border data flow; and

•
the impact of the following on customer spending patterns: political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

In addition, the June 2016 approval by voters in the U.K. of a referendum to leave the EU, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. The U.K.’s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. We will also review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available. Nevertheless, because we conduct business in the EU, including the U.K., any of the effects of Brexit, including those we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. On October 2, 2015, the Company and the issuer of the promissory note agreed to modify the original terms of the note to extend the maturity date from April 1, 2016 to December 31, 2018. Since approximately $125.0 million of the transaction consideration is in the form of a non-contingent seller promissory note, there is the risk that we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, under the note. In the event that the promissory note is not repaid on the terms we contemplate, any collection or restructuring efforts we undertake may be costly and require significant time and attention from our management and there is no guarantee that we will be able to recover the amounts owed to us in full.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to effectively improve our systems and processes, our ability to manage our business, financial condition, and results of operations may be negatively affected.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third party licenses or license additional technology from third-parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

In February 2016, we issued $350.0 million aggregate principal amount of 3.125% senior notes due 2019, which we refer to as the 2019 Notes, and $150.0 million aggregate principal amount of 4.5% senior notes due 2024, which we refer to as the 2024 Notes. In March 2015, we issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020, which we refer to as the 2020 Notes, and $300.0 million aggregate principal amount of 4.35% senior notes due 2025, which we refer to as the 2025 Notes. In addition, in March 2014, we issued $350.0 million aggregate principal amount of our 2024 Notes and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes, which we refer to as the Senior Notes and together with the 2019 Notes, 2020 Notes, 2024 Notes and 2025 Notes, the Notes (see discussion in Note 9, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of December 31, 2016, we had $2,133.7 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of December 31, 2016, no amounts were outstanding under the Credit Agreement.

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

In January 2017, we announced a cash dividend of $0.10 per share of common stock payable on March 22, 2017 to stockholders of record as of the close of business on March 1, 2017. Our ability to pay quarterly dividends or achieve our intended capital return policy will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and debt service requirements, use of cash for acquisitions and other factors. Any failure to pay or increase future dividends as announced, or a reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

We have announced that, beginning in 2017, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2016, we had $1,833.2 million in cash and cash equivalents and $1,824.1 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located on 80 acres of owned land in Sunnyvale, California and includes approximately 0.7 million square feet of owned buildings. In addition to our owned facilities, we lease approximately 0.2 million square feet in buildings as part of our corporate headquarters as of December 31, 2016.

In addition to our leased offices in Sunnyvale, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. As of December 31, 2016, we leased approximately 1.8 million square feet worldwide, with approximately 39 percent in North America. The respective operating leases expire at various times through March 2026. In addition, in July 2015 we entered into a lease arrangement through March 2026 for approximately 63,000 square feet of space in the State of Washington. Each leased facility is subject to an individual lease or sublease, which could provide various options to renew/terminate the agreement or to expand/contract the leased space. We believe that our current offices and other facilities are in good condition and appropriately support our business needs.

For additional information regarding obligations under our leases, see Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. For additional information regarding properties by geographic region, see Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

	2016		2015
	High	Low	High	Low
First quarter	$27.73	$21.49	$24.60	$21.24
Second quarter	$25.69	$21.18	$28.26	$22.21
Third quarter	$24.45	$21.18	$29.13	$24.74
Fourth quarter	$29.21	$22.41	$32.39	$25.48

Stockholders
As of February 17, 2017, there were 846 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

In 2016 and 2015, we paid cash dividends of $0.10 per share each quarter, totaling $152.5 million and $156.3 million per annum, respectively. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations. Beginning in 2017, we currently intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Unregistered Securities Issued in Fiscal 2016

On December 6, 2016, we issued 101,767 shares of our common stock as consideration to four individuals in connection with an acquisition of all the outstanding shares of AppFormix in the fourth quarter of 2016.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended December 31, 2016 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2016 (1)	—	$0.36	—	$219.7
November 1 - November 30, 2016	—	$—	—	$219.7
December 1 - December 31, 2016	—	$—	—	$219.7
Total(1)	—	$0.36	—
________________________________

(1)	Includes 1,219 shares repurchased associated with unvested restricted stock awards.

(2)
No shares were repurchased during the periods set forth in the table above under our stock repurchase program approved by the Board in February 2014, October 2014, and July 2015, which authorized us to purchase an aggregate of up to $3.9 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2011, in each of Juniper Networks' common stock (with the reinvestment of all dividends), the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index (“IXTC”).

The performance graph shall not be deemed to be incorporated by reference into other U.S. Securities and Exchange Commission, or SEC, filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the performance graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

	As of December 31,
	2011	2012	2013	2014	2015	2016
JNPR	$100.00	$96.37	$110.58	$110.33	$138.47	$144.13
S&P 500	$100.00	$115.99	$153.55	$174.55	$176.95	$198.10
NASDAQ Telecommunications Index	$100.00	$105.48	$134.26	$139.71	$141.78	$166.72

ITEM 6. Selected Financial Data

The following selected consolidated financial data is derived from our audited Consolidated Financial Statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the notes thereto in Item 8, Financial Statements and Supplementary Data, of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2016, see Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2016	2015	2014(*)	2013	2012
	(In millions, except per share amounts)
Net revenues	$4,990.1	$4,857.8	$4,627.1	$4,669.1	$4,365.4
Gross margin	3,104.5	3,078.6	2,858.2	2,941.4	2,708.8
Operating income (loss)	889.7	912.0	(419.7)	565.9	308.1
Net income (loss)	$592.7	$633.7	$(334.3)	$439.8	$186.5
Net income (loss) per share:
Basic	$1.55	$1.62	$(0.73)	$0.88	$0.36
Diluted	$1.53	$1.59	$(0.73)	$0.86	$0.35
Shares used in computing net income per share:
Basic	381.7	390.6	457.4	501.8	520.9
Diluted	387.8	399.4	457.4	510.3	526.2
Cash dividends declared per share of common stock	$0.40	$0.40	$0.20	$—	$—

_______________________________

(*)
Fiscal year 2014 includes the following significant pre-tax items: impairment of goodwill of $850.0 million; restructuring and other charges of $208.5 million; gain on the sale of equity investments of $163.0 million; gain, net of legal fees in connection with the litigation settlement with Palo Alto Networks of $196.1 million; and gain on the sale of Junos Pulse $19.6 million.

Consolidated Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013	2012
	(In millions)
Cash, cash equivalents, and investments	$3,657.3	$3,192.2	$3,104.9	$4,097.8	$3,837.4
Working capital	2,236.0	1,110.5	1,297.2	2,182.7	2,006.1
Goodwill	3,081.7	2,981.3	2,981.5	4,057.7	4,057.8
Total assets(*)	9,656.5	8,607.9	8,273.6	10,267.1	9,787.9
Short-term and long-term debt(*)	2,133.7	1,937.4	1,341.2	993.7	993.3
Total long-term liabilities (excluding long-term debt)	824.4	594.1	499.9	529.8	373.1
Total Juniper Networks stockholders' equity	$4,962.5	$4,574.4	$4,919.1	$7,302.2	$6,999.0
________________________________

(*)
Fiscal year 2016 includes the adoption of Accounting Standards Update ("ASU") No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Other long-term assets and long-term debt in the prior years were retrospectively adjusted to conform to the current-year presentation.

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

Business and Market Environment

Juniper Networks designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. We focus on customers and partners across our key market verticals who view these network attributes as fundamental to their business; including Telecom, Cable Providers, Cloud Providers, National Government, Financial Services, and Strategic Enterprise Verticals.

Our products are sold in three geographic regions: Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific, or APAC. Our high-performance routing, switching, and security networking products and service offerings are sold to global service providers, cloud providers, national governments, research and public sector organizations and other enterprises who view the network as critical to their success. We believe that our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. In addition to our products, we offer our customers worldwide services, including technical support, professional services, and education and training programs.

Our fiscal 2016 results saw modest net revenue growth that was primarily driven by Cloud Providers, which increased more than 25% in 2016, compared to the same period in 2015. While routing revenue was slightly down, our PTX family of products had significant year-over-year growth. Switching revenue increased 12% in 2016, compared to the same period in 2015 driven by continued data center strength led by our QFX family of products, which increased more than 50% year-over-year. Our security revenues continued to decline as this component of our business is transitioning from legacy security products to our new SRX security offerings, which were introduced throughout 2016. We expect this transition in security to continue over the next few quarters. Our Services business continues to be strong with another year of solid year-over-year revenue growth, increasing 13% in 2016 compared to the same period in 2015.

In reviewing our top 10 customers for the year, four were Cloud Providers, four were Telecoms, and two were Enterprises. Of these customers, two were located outside of the U.S.

We continue to operate in a competitive market and expect the timing of our customers’ deployment patterns to vary from quarter to quarter. We intend to manage our business in 2017 with these considerations in mind and will continue to focus on driving shareholder value. We expect to adhere to the following three financial principles that provide insight into our operating plans for 2017:

•
We will continue to pursue opportunities for revenue growth in 2017 with our differentiated product portfolio within our target markets and will focus on growth from emerging technologies as the market landscape continues to evolve.

•
We remain focused on earnings expansion with long-term consistency. We will remain diligent in managing our operating expenses while also investing in our product portfolio for the short and long-term.

•
We intend to maintain a healthy balance sheet and an optimized capital structure, while balancing internal investments and the potential for value-enhancing M&A. We expect continued strong cash flow generation and intend to return approximately 50% of free cash flow to shareholders. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

We are focused on operational excellence, cost discipline and targeted growth initiatives, as well as partnerships and expect to continue to evaluate strategic acquisitions. In 2016, we completed three acquisitions that we expect will further enhance our product portfolio and that we believe will allow us to accelerate our strategy to transition to cloud-based markets. In April 2016, we acquired optical equipment provider BTI Systems Inc., or BTI, which we expect will accelerate our ability to address the data center interconnect, or DCI, and metro Ethernet markets with open, programmable and automated, packet optical transport solutions. Then in August 2016, we acquired Aurrion, Inc., or Aurrion, a provider of fabless silicon photonic technology, which we expect will strengthen our long-term competitive advantage in cost-effective, high-density, high-speed optical networks. Lastly, in December 2016 we acquired AppFormix, a company focused on cloud infrastructure optimization software, which we expect will complement the analytics and capabilities of Contrail and help customers enhance their cloud operations. We expect that we will continue to look at targeted and strategic acquisitions that we believe can complement our product portfolio, operations or R&D strategy.

Further, our intent is to lead in the area of software solutions that simplify the operation of networks, and to allow our customers across our key verticals to deliver real value over those networks. We anticipate that our increased focus on software business models will result in an increase in software revenue as a percentage of total revenue over time.

In 2016, we continued to execute on our strategy with significant advancements in performance and automation across a number of key solution areas and announced a number of new products and enhancements to our hardware and software products across routing, switching, and security.

In routing, our solution for wide area IP transport across Data Center Interconnect, Metro, and Core was enhanced with the introduction of our newest PTX line-cards, coupled with our multi-layer optimization controller, NorthStar.

In switching, we announced two new access switches, the EX2300 and EX3400 in 2016. Further, we introduced Juniper Networks Cloud-Enabled Branch, a solution that will allow enterprises and managed service providers alike to create and automate delivery of branch office networking services on-demand.

In security, we announced Juniper Networks cSRX, a next-generation containerized firewall providing advanced security services for Software-Defined Secure Networks, or SDSN, as well as a multi-core version of the Juniper Networks vSRX. We also announced Junos Space Security Director, Policy Enforcer, new SRX4100 and SRX4200 firewalls, and new enhancements to Sky Advanced Threat Prevention, or Sky ATP, to further build out our SDSN platform.

We also expanded our global alliances with NEC to deliver NFV-based solutions that allow service providers and enterprises to gain greater service agility through automation.

We believe we are entering 2017 with a competitive product portfolio and a determination to enable our customers' cloud businesses, or to successfully migrate to cloud architectures. The cloud transformation is our primary area of strategic focus as we see significant opportunities arising from the shift towards the cloud and network automation. We believe our history as an innovation leader and our understanding of high performance networking technology position us to capitalize on this industry transition.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2016, 2015, and 2014 (in millions, except per share amounts, percentages, days sales outstanding, or DSO, and product book-to-bill):

	As of and for the Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Net revenues	$4,990.1	$4,857.8	$4,627.1	$132.3	3%	$230.7	5%

Gross margin	$3,104.5	$3,078.6	$2,858.2	$25.9	1%	$220.4	8%
Percentage of net revenues	62.2%	63.4%	61.8%

Operating income (loss)	$889.7	$912.0	$(419.7)	$(22.3)	(2)%	$1,331.7	(317)%
Percentage of net revenues	17.8%	18.8%	(9.1)%
Net income (loss)	$592.7	$633.7	$(334.3)	$(41.0)	(6)%	$968.0	(290)%
Percentage of net revenues	11.9%	13.0%	(7.2)%
Net income (loss) per share
Basic	$1.55	$1.62	$(0.73)	$(0.07)	(4)%	$2.35	(322)%
Diluted	$1.53	$1.59	$(0.73)	$(0.06)	(4)%	$2.32	(318)%
Cash dividends declared per common stock	$0.40	$0.40	$0.20	$—	—%	$0.20	100%
Stock repurchase plan activity	$312.9	$1,142.5	$2,250.0	$(829.6)	(73)%	$(1,107.5)	(49)%

Operating cash flows	$1,106.0	$892.5	$763.4	$213.5	24%	$129.1	17%
DSO(*)	68	53	49	15	28%	4	8%
Product book-to-bill(*)	>1	>1	>1

Deferred revenue	$1,481.1	$1,168.1	$1,075.7	$313.0	27%	$92.4	9%
________________________________

(*)	DSO and product book-to-bill are for the fourth quarter ended December 31, 2016, 2015, and 2014.

•
Net Revenues: During 2016, net revenues increased, compared to 2015, due to strong growth in services revenues partially offset by a slight decline in product revenue. The decline in product revenue was primarily driven by a decline in revenues from our MX products, as well as our security products. In addition, we saw continued competitive pricing pressures, partially offset by revenue growth from our new products, specifically in switching where we saw continued data center strength.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during 2016, compared to 2015, primarily due to elevated pricing pressures, product mix, and charges related to the expected remediation costs for certain products containing a defect in a clock-signal component from a third-party supplier, partially offset by an improvement in services margin and our supply chain cost structure. We expect that we will continue to experience elevated pricing pressures in the near term.

•
Operating income (loss): During 2016, compared to 2015, operating income as a percentage of net revenues decreased as a result of higher operating expense primarily due to acquisitions completed in 2016 as well as a decline in gross margin as a percentage of net revenue, partially offset by savings in variable compensation and improvements to our supply chain cost structure.

•
Capital Return: During 2016, we completed our full commitment to return $4.1 billion of capital, inclusive of share repurchases and dividends, to shareholders from 2014 through the end of 2016. During 2016, we repurchased 13.5 million shares of our common stock for an aggregate purchase of $312.9 million and paid cash dividends of $0.10 per share each quarter for an aggregate annual amount of $152.5 million. Beginning in 2017, we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends.

•	Operating Cash Flows: Cash flow from operations increased by $213.5 million in 2016, compared to 2015, primarily driven by timing differences in working capital.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended December 31, 2016 increased by 15 days, or 28% compared to the quarter ended December 31, 2015. The elevated DSO was primarily due to a significant increase in invoicing of services which occurred late in 2016 and resulted in higher deferred services revenue, as well as the timing of product invoicing. We believe the quality of our receivables is strong as the majority has been received early in the first quarter of 2017. Going forward we expect DSO to be in the 50 to 60 days range.

•
Product Book-to-Bill: Product book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product book-to-bill was greater than one for the quarters ended December 31, 2016, 2015 and 2014, which we believe indicates positive product demand.

•
Deferred Revenue: Total deferred revenue increased by $313.0 million to $1,481.1 million as of December 31, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to (1) an increase in deferred service revenue of $230.4 million driven by an increase in multi-year support agreements, which are billed in advance, and (2) an increase in product deferred revenue primarily due to higher deferrals related to software revenue arrangements, which are recognized ratably over the agreement, and other shipments that have not met all revenue recognition criteria. In circumstances when costs are deferred, deferred product revenue is recorded net of the related costs of product revenue.

In February 2017, we completed our evaluation of the impact of a defect in a clock-signal component contained in certain of our products which may begin to fail after the product has been in operation for 18 months as advised by the third party component supplier. As a result, we recorded a product cost of revenue charge of approximately $10.8 million in other accrued liabilities on the Consolidated Balance Sheet as of December 31, 2016 for the expected remediation costs of the component defect. We are in the process of working with our customers and the component supplier to implement a remediation.

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

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. We evaluate our goodwill for impairment on an annual basis, as of November 1st, or more frequently if an event occurs or facts and circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with our reporting units. The income approach and the market approach are equally weighted to derive the fair value of the reporting unit.

During the fourth quarter of 2016, we performed a quantitative assessment for all of our reporting units: Routing, Switching, and Security. This quantitative assessment was performed by determining the fair value of each reporting unit using a combination of the income approach and the market approach. Based on the outcome of the quantitative assessments, we determined that the fair values of each reporting unit significantly exceeded its respective carrying value, resulting in no goodwill impairment.

Refer to Item 8 of Part II, Note 7, Goodwill and Purchased Intangible Assets, of the notes to the Consolidated Financial Statements, for further information.

•
Inventory Valuation and Contract Manufacturer Liabilities. Inventory consists primarily of component parts to be used in the manufacturing process and is stated at lower of cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2016 and December 31, 2015, our net inventory balances were $95.5 million and $75.0 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for quantities in excess of our demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2016 and December 31, 2015, our contract manufacturer liabilities were $14.0 million and $18.0 million, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. In addition, the OECD’s recommended changes to numerous long-standing tax principles, as adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Results of Operations

We sell our high-performance networking products and service offerings across routing, switching, and security to two primary markets: Service Provider and Enterprise. Our determination of the market to which a particular revenue transaction relates is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The Service Provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers. The Enterprise market is generally comprised of federal, state, and local governments; research and education institutions; financial services and other businesses.

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Routing	$2,352.9	$2,359.2	$2,223.9	$(6.3)	—%	$135.3	6%
Percentage of net revenues	47.2%	48.6%	48.1%
Switching	858.0	768.3	721.2	89.7	12%	47.1	7%
Percentage of net revenues	17.2%	15.8%	15.6%
Security	318.0	435.6	463.6	(117.6)	(27)%	(28.0)	(6)%
Percentage of net revenues	6.4%	9.0%	10.0%
Total Product	3,528.9	3,563.1	3,408.7	(34.2)	(1)%	154.4	5%
Percentage of net revenues	70.7%	73.3%	73.7%

Total Service	1,461.2	1,294.7	1,218.4	166.5	13%	76.3	6%
Percentage of net revenues	29.3%	26.7%	26.3%
Total net revenues	$4,990.1	$4,857.8	$4,627.1	$132.3	3%	$230.7	5%

2016 Compared to 2015

Routing product net revenues decreased slightly in 2016, compared to the same period in 2015, primarily due to a decline in revenues from our MX products, resulting from lower demand from Telecom in the Americas and EMEA, which is impacted by the timing of large deployments. Net revenues from our legacy T series products continued to decline, as expected, as we continue to transition to our next-generation PTX series of products. These declines were significantly offset by a strong increase in revenues from our PTX series products due to higher sales to Cloud Providers and Telecom, as well as the ramp up of sales of our new products, which we expect to continue over the next few quarters.
Switching product net revenues increased in 2016, compared to the same period in 2015, as a result of continued growth from our data center switching portfolio, driven by higher net revenues from our QFX product family, which increased over 50% year-over-year, driven by the ramp up of sales of our new product offerings, as well as an increase in revenue from Cloud Providers. This was partially offset by lower demand for our EX products, as we transition to our new EX product portfolio. We are focused on the growing cloud and data center market, and expect our expanded data center switching portfolio will continue to drive revenue growth in our switching business in the foreseeable future.
Security product net revenues decreased in 2016, compared to the same period in 2015, primarily due to lower net revenues from our SRX products, which have been undergoing a product refresh cycle, as well as the continued decline of our Screen OS and Other Legacy products. We continue to expect that our Screen OS and Other Legacy products will not contribute to meaningful Security product revenue growth and should continue to decline over time. We are continuing to introduce newer SRX products, and expect this transition to continue over the next few quarters.
The increase in service net revenues in 2016, compared to the same period in 2015 was primarily driven by strong attach rates and renewals of support contracts.

2015 Compared to 2014

Routing product net revenues increased in 2015, compared to 2014, as a result of an increase from Cloud Providers, Cable, and Telecom in EMEA and APAC. During 2015, we saw a strong increase in demand from both service provider and enterprise markets for our routing products, as well as an overall increase in net revenues from our MX960, MX2020, and PTX series products.

Switching product net revenues increased in 2015, compared to 2014, primarily due to data center build-outs with Telecom and Cloud Providers. This result was enabled by the significant growth with our QFX product family. Additionally, we saw switching net revenues growth in the Americas and APAC, which was slightly offset by a decrease in EMEA. We also saw a year-over-year increase in the service provider market for our switching products.

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

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Americas:
United States	$2,737.0	$2,568.6	$2,410.6	$168.4	7%	$158.0	7%
Other	231.8	223.6	219.7	8.2	4%	3.9	2%
Total Americas	2,968.8	2,792.2	2,630.3	176.6	6%	161.9	6%
Percentage of net revenues	59.5%	57.5%	56.8%
EMEA	1,238.1	1,320.3	1,263.3	(82.2)	(6)%	57.0	5%
Percentage of net revenues	24.8%	27.2%	27.3%
APAC	783.2	745.3	733.5	37.9	5%	11.8	2%
Percentage of net revenues	15.7%	15.3%	15.9%
Total net revenues	$4,990.1	$4,857.8	$4,627.1	$132.3	3%	$230.7	5%

2016 Compared to 2015

Net revenues in the Americas increased in 2016, compared to the same period in 2015, primarily driven by strong growth from Cloud Providers, which increased almost 30% year-year-over, as they build out data center environments, as well as a strong increase in service revenues. This was partially offset by lower revenues from Cable Providers, due to lower demand for our MX products. In the Americas, we continue to see opportunities for us to diversify our revenue as Cloud Provider customers continue to invest in data center networks and network automation.

Net revenues in EMEA decreased in 2016, compared to the same period in 2015, primarily due to a decrease in revenues from our Strategic Enterprise vertical and the timing of deployments of large Telecoms, partially offset by growth from Cloud Providers. To a lesser extent, certain macroeconomic uncertainties in the region and elevated pricing pressures also contributed to the decline in net revenues.

Net revenues in APAC increased in 2016, compared to the same period in 2015. The increase was driven by Cloud Providers, partially offset by Telecom. Geographically, revenue growth was primarily driven by an increase in revenues from China and Japan, which was partially offset by a decline in revenues from Australia.

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

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Service Provider	$3,452.2	$3,289.8	$3,100.4	$162.4	5%	$189.4	6%
Percentage of net revenues	69.2%	67.7%	67.0%
Enterprise	1,537.9	1,568.0	1,526.7	(30.1)	(2)%	41.3	3%
Percentage of net revenues	30.8%	32.3%	33.0%
Total net revenues	$4,990.1	$4,857.8	$4,627.1	$132.3	3%	$230.7	5%

2016 Compared to 2015

Net revenues from the Service Provider market increased in 2016, compared to 2015, driven by strong growth in the Americas and to a lesser extent, growth in APAC, partially offset by EMEA. Services and switching growth was partially offset by a decline in security.

Net revenues from the Enterprise market slightly decreased in 2016, compared to 2015, primarily due to a decline in revenues from security, partially offset by growth in service revenue. Net revenue declines from the Enterprise market in EMEA and APAC were partially offset by growth in the Americas.

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

Customer

No customer accounted for greater than 10% of our net revenues during the years ended December 31, 2016, 2015, and 2014.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Product gross margin	$2,202.7	$2,293.5	$2,121.9	$(90.8)	(4)%	$171.6	8%
Percentage of product revenues	62.4%	64.4%	62.2%
Service gross margin	901.8	785.1	736.3	116.7	15%	48.8	7%
Percentage of service revenues	61.7%	60.6%	60.4%
Total gross margin	$3,104.5	$3,078.6	$2,858.2	$25.9	1%	$220.4	8%
Percentage of net revenues	62.2%	63.4%	61.8%

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

2016 Compared to 2015

Product gross margin decreased as a percentage of product net revenues in 2016, compared to 2015, primarily due to elevated pricing pressures, product mix, and expected remediation costs of $10.8 million for certain products containing a defect in a clock-signal component from a third-party supplier, partially offset by improvements in our cost structure. We expect that our product gross margin will continue to vary in the future due to the mix of products sold and competitive pricing pressures. We believe product gross margins as a percentage of net revenues will improve in the long-term from the continued expected acceptance of our new products and technologies, the expected increase in software revenues as a percentage of total revenues as we transition to software-based business models, and as we continue to manage costs within our supply chain.

Service gross margin as a percentage of service net revenues increased in 2016, compared to 2015. Service gross margin increased year-over-year due to an increase in support revenue as well as improvements in labor productivity and logistics, partially offset by increased support costs related to the ramp up of new products.

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

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Research and development	$1,013.7	$994.5	$1,006.2	$19.2	2%	$(11.7)	(1)%
Percentage of net revenues	20.3%	20.5%	21.7%
Sales and marketing	972.9	943.8	1,023.6	29.1	3%	(79.8)	(8)%
Percentage of net revenues	19.5%	19.4%	22.1%
General and administrative	224.9	228.9	231.1	(4.0)	(2)%	(2.2)	(1)%
Percentage of net revenues	4.5%	4.7%	5.0%
Restructuring and other charges (benefits)	3.3	(0.6)	167.0	3.9	N/M	(167.6)	(100)%
Percentage of net revenues	0.1%	—%	3.6%
Impairment of goodwill	—	—	850.0	—	N/M	(850.0)	(100)%
Percentage of net revenues	—%	—%	18.4%
Total operating expenses	$2,214.8	$2,166.6	$3,277.9	$48.2	2%	$(1,111.3)	(34)%
Percentage of net revenues	44.4%	44.6%	70.8%
_______________________________
N/M - percentage is not meaningful.

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 9,832, 9,058, and 8,806 employees as of December 31, 2016, 2015, and 2014, respectively. Our headcount increased by 774 employees, or 9%, in 2016, compared to 2015, primarily in research and development, driven by our 2016 business acquisitions, as well as higher services and sales headcount as we focus on delivering our new products to our customers.

2016 Compared to 2015

Research and development

Research and development expense increased in 2016, compared to 2015, primarily as a result of an increase in depreciation and amortization expense of $17.8 million, which was driven by higher capital expenditures related to research and development projects. Also contributing to the increase in research and development expense was $13.6 million of higher outside service costs, such as consulting, and higher facilities expense. To a lesser extent, personnel-related expenses increased due to higher salaries, wages, and fringe expense partially offset by lower bonus expense. The increase in salaries and wages was driven by a higher headcount of 4,054 in 2016, compared to 3,723 in 2015, as a result of our 2016 business acquisitions. These increases were partially offset by lower costs of $14.1 million related to the completion of development of new products.

Sales and marketing

Sales and marketing expense increased in 2016, compared to 2015, primarily due to an increase in personnel-related expenses of $26.6 million driven by higher salaries and wages related to an increase in headcount of 2,590 in 2016, compared to 2,464 in 2015 as well as an increase in share-based compensation expense, partially offset by lower bonus and commissions expense.

General and administrative

General and administrative expense decreased in 2016, compared to 2015, primarily as a result of lower personnel-related expenses which includes a decline in share-based compensation and lower bonus expense, partially offset by higher salaries and wages. Additionally, facilities expense decreased in 2016, compared to 2015, due to the consolidation of our buildings in Sunnyvale, California. These declines were partially offset by an increase in outside services related to consulting projects as well as an increase in acquisition costs related to our 2016 business acquisitions.

Restructuring and other charges (benefits)

Restructuring and other charges (benefits) increased in 2016, compared to 2015, related to severance costs in connection with our 2016 business combinations.

2015 Compared to 2014

Research and development

Research and development expense decreased in 2015, compared to 2014, as a result of lower headcount. Headcount declined from an average of 3,888 in 2014 to 3,724 in 2015, leading to a reduction in payroll costs and share-based compensation. In addition, outside consulting services decreased due to reduced consulting expenses, which was partially offset by an increase in depreciation expense on R&D equipment and bonus expense.

Sales and marketing

Sales and marketing expense decreased in 2015, compared to 2014. Average headcount increased from 2,360 in 2014 to 2,464 in 2015, however the mix of employees hired in 2015 was significantly different to 2014, which resulted in lower salary and bonus expense. Additionally, commissions expense decreased compared to 2014 as a result of the elimination of certain commission programs and a reduction in sales staff.

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

Restructuring and other charges (benefits)

Restructuring and other charges (benefits) decreased in 2015, compared to 2014, due to higher charges recorded in 2014 in connection with our 2014 Restructuring Plan. During 2014, we implemented the 2014 Restructuring Plan and incurred restructuring charges of $166.2 million related to workforce reductions, contract terminations, project cancellations, and facility closures. The 2014 Restructuring Plan has been substantially completed as of December 31, 2014.

During the year ended December 31, 2015, we recorded $0.4 million of severance costs and a benefit of $1.0 million for facilities that were recorded in restructuring and other charges (benefits) in the Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan. See Note 9, Restructuring and Other Charges (Benefits), in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our restructuring activities.

Impairment of goodwill

In 2014, we determined that the Security reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million, which was recorded in the Consolidated Statement of Operations. No such charges were recorded in 2015 or 2016.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards, or awards, which include stock options; restricted stock units, or RSUs; restricted stock awards, or RSAs; and performance share awards, or PSAs; as well as our Employee Stock Purchase Plan, or ESPP, was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Cost of revenues - Product	$6.4	$5.6	$5.0	$0.8	14%	$0.6	12%
Cost of revenues - Service	15.3	13.8	14.2	1.5	11%	(0.4)	(3)%
Research and development	126.5	125.4	134.5	1.1	1%	(9.1)	(7)%
Sales and marketing	55.2	45.6	60.2	9.6	21%	(14.6)	(24)%
General and administrative	23.4	26.9	26.1	(3.5)	(13)%	0.8	3%
Total	$226.8	$217.3	$240.0	$9.5	4%	$(22.7)	(9)%

2016 Compared to 2015

Share-based compensation expense increased in 2016, compared to 2015 primarily due to an increase in actual shares vested as well as additional expense related to equity-based awards assumed in connection with our 2016 business acquisitions.
2015 Compared to 2014

Share-based compensation expense decreased in 2015, compared to 2014. The decrease in expense was primarily related to a decline in actual shares vested.

Other (Expense) Income, Net

The following table presents other (expense) income, net (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Interest income	$35.4	$21.8	$10.0	$13.6	62%	$11.8	118%
Interest expense	(97.7)	(83.3)	(66.9)	(14.4)	17%	(16.4)	25%
Gain on legal settlement, net	—	—	196.1	—	—%	(196.1)	(100)%
(Loss) gain on investments, net	(1.8)	6.8	167.9	(8.6)	(126)%	(161.1)	(96)%
Gain on sale of Junos Pulse	—	—	19.6	—	—%	(19.6)	(100)%
Other	1.8	(5.1)	6.7	6.9	N/M	(11.8)	N/M
Total other (expense) income, net	$(62.3)	$(59.8)	$333.4	$(2.5)	4%	$(393.2)	(118)%
Percentage of net revenues	(1.2)%	(1.2)%	7.2%
_______________________________
N/M - percentage is not meaningful.

Other (Expense) Income, Net

Interest income primarily includes interest earned from our cash, cash equivalents, investments, and promissory note issued to Juniper in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from our short-term and long-term debt and customer financing arrangements. (Loss) gain on investments, net, primarily includes gains and losses from the sale of investments in privately-held companies and includes any impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

2016 Compared to 2015

Interest Income

Interest income increased in 2016 compared to 2015, primarily due to higher interest income on our Pulse note receivable due to an increase in the interest rate, as well as higher yields from our investment portfolio. See Note 8, Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 in Part II of this Report for additional information regarding our Pulse note receivable.

Interest Expense

Interest expense increased in 2016, compared to 2015, primarily due to the issuance of our 2019 and 2024 Notes, partially offset by the repayment of debt, in the first quarter of 2016. See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 in Part II of this Report for additional information regarding our 2019 and 2024 Notes.

(Loss) Gain on Investments, Net

During the year ended December 31, 2016, we recorded net losses on investments of $1.8 million, which was primarily driven by impairments on our investments in privately-held companies. Whereas during the year ended December 31, 2015, we recorded a gain on investments of $7.3 million related to the sale of an investment in a privately-held company, which was partially offset by impairments in investments of other privately-held companies.

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

Gain on Legal Settlement, Net

During the year ended December 31, 2015, no litigation-related gains were recorded, while in 2014, we entered into a settlement agreement with Palo Alto Networks resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

(Loss) Gain on Investments, Net

During the year ended December 31, 2015, we recorded a gain of $7.3 million, primarily related to the sale of privately held investments. During the year ended December 31, 2014, we recorded a gain of $163.0 million related to the sale of investments, which were converted from privately-held investments to publicly-traded equity upon initial public offering, or IPO, and subsequently sold.

Income Tax Provision

The following table presents the income tax provision (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Income tax provision	$234.7	$218.5	$248.0	$16.2	7%	$(29.5)	(12)%
Effective tax rate	28.3%	25.6%	(287.4)%

2016 Compared to 2015

The effective tax rate for the tax year 2016 was higher than 2015, primarily due to a change in the geographic mix of earnings. The effective tax rate for the tax year 2015 includes a benefit of $13.2 million related to a change in the tax treatment of share-based compensation in our cost sharing arrangement.

As a result of recommendations by the Organisation for Economic Cooperation and Development (OECD) on Base Erosion and Profit Shifting (BEPS), certain countries in EMEA and APAC have either enacted new corporate tax legislation or have indicated that they are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly in regards to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions. In 2016, we entered into discussions with the UK tax authorities and the Australian tax authorities regarding corporate tax reform legislation enacted by those countries.

2015 Compared to 2014

The effective rate for the tax year 2015 was lower than 2014, primarily due to the income tax that was provided in 2014 on the non-deductible goodwill charge included in the pre-tax loss. In addition, the 2014 effective tax rate includes $52.8 million related to the gain on the sales of Junos Pulse offset by the release of the Company's valuation allowance attributable to investment losses.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of December 31,
	2016	2015	$ Change	% Change
Working capital	$2,236.0	$1,110.5	$1,125.5	101%

Cash and cash equivalents	$1,833.2	$1,420.9	$412.3	29%
Short-term investments	752.3	527.1	225.2	43%
Long-term investments	1,071.8	1,244.2	(172.4)	(14)%
Total cash, cash equivalents, and investments	3,657.3	3,192.2	465.1	15%
Short-term and long-term debt(*)	2,133.7	1,937.4	196.3	10%
Cash, cash equivalents, and investments, net of debt	$1,523.6	$1,254.8	$268.8	21%
________________________________

(*)
On January 1, 2016, we adopted Accounting Standards Update, or ASU, No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. Short-term and long-term debt as of December 31, 2015 was retrospectively adjusted to conform to the current-year presentation.

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by short-term debt, accounts payable, and accrued liabilities. Working capital increased by $1,125.5 million during the year ended December 31, 2016, primarily due to $1,106.0 million of cash provided from our operating activities and $494.0 million of proceeds received from the issuance of long-term debt, partially offset by $477.1 million of payments for purchases and retirement of our common stock and cash dividends and payment of short-term debt of $300.0 million.

Summary of Cash Flows

As of December 31, 2016, our cash and cash equivalents increased by $412.3 million from December 31, 2015 primarily due to cash generated from operations and proceeds from the issuance of our 2019 Notes and 2024 Notes, partially offset by purchases and retirement of our common stock in connection with our stock repurchase program, payment of our 2016 Notes, capital expenditures, dividend payments, payments for business acquisitions, and net purchases of available-for-sale investments.

The following table summarizes cash flows from our Consolidated Statements of Cash Flows (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$1,106.0	$892.5	$763.4	$213.5	24%	$129.1	17%
Net cash (used in) provided by investing activities	$(450.1)	$(508.7)	$434.0	$58.6	(12)%	$(942.7)	(217)%
Net cash used in financing activities	$(229.6)	$(581.4)	$(1,824.2)	$351.8	(61)%	$1,242.8	(68)%

Operating Activities

Our primary source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest, and facilities.

2016 Compared to 2015

Net cash provided by operating activities increased by $213.5 million in 2016, compared to 2015. The increase was primarily due an increase in cash received from customers, partially offset by an increase in income taxes paid.

2015 Compared to 2014

Net cash provided by operating activities increased by $129.1 million in 2015, compared to 2014. The increase was primarily due to a decrease in cash payments for personnel-related expenditures, income tax paid in 2015, and an increase in cash received from customers, partially offset by an increase in cash payments to suppliers.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities and redemptions; and cash used for business combinations.

2016 Compared to 2015

Net cash used in investing activities decreased by $58.6 million in 2016, compared to 2015. The decrease was primary due to a decrease in net purchases of available-for-sale investments, partially offset by an increase in cash used for business acquisitions in 2016.

2015 Compared to 2014

Net cash used in investing activities increased by $942.7 million in 2015, compared to 2014. The increase was primary due to lower net proceeds from available-for-sale securities in 2015, compared to 2014. In 2014, the sale of available-for-sale securities were higher in order to partially fund our accelerated share repurchase program. In addition, we completed our sale of Junos Pulse in 2014.

Financing Activities

Financing cash flows consist primarily of purchases and retirement of common stock, payment of cash dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the issuance of shares of common stock through employee equity incentive plans.

2016 Compared to 2015

Net cash used in financing activities decreased by $351.8 million in 2016, compared to 2015. The decrease was primarily due to lower purchases and retirements of our common stock in 2016, partially offset by the payment of our 2016 Notes and a decrease in cash proceeds received from the issuance of long-term debt and the issuance of common stock in 2016.

2015 Compared to 2014

Net cash used in financing activities decreased by $1,242.8 million in 2015, compared to 2014. The decrease was primarily due to lower purchases and retirement of our common stock in 2015.

Capital Return

In February 2014, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, or the Stock Repurchase Program. In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the Stock Repurchase Program for a total of $3.9 billion. As of December 31, 2016, there was $219.7 million of authorized funds remaining under the Stock Repurchase Program. In February 2017, the Board approved an incremental $500.0 million stock repurchase authorization under the Stock Repurchase Program.

The following table summarizes our stock repurchase activities (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2016
Repurchases under stock repurchase programs	13.5	$23.25	$312.9
Repurchases for tax withholding	0.5	$24.51	$11.7
2015
Repurchases under stock repurchase programs	45.4	$25.16	$1,142.5
Repurchases for tax withholding	0.4	$26.70	$11.1
2014
Repurchases under stock repurchase programs	46.8	$22.42	$1,050.0
Accelerated share repurchase(*)	49.3	$24.35	$1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
_______________________________

(*)
As part of the Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements, or collectively, the ASR, with two financial institutions to repurchase $1.2 billion of our common stock. We made an up-front payment of $1.2 billion pursuant to the ASR to repurchase our common stock. The aggregate number of shares ultimately purchased was determined based on a volume weighted average repurchase price, less an agreed upon discount. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In 2016 and 2015, we paid cash dividends of $0.10 per share each quarter, totaling $152.5 million and $156.3 million per annum, respectively. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors, or an authorized committee thereof, and will depend on our financial performance, economic outlook, and any other relevant considerations.

We completed our full commitment to return $4.1 billion of capital, inclusive of share repurchases and dividends, to stockholders by the end of 2016. Beginning in 2017, we intend to return approximately 50% of annual free cash flow to our stockholders, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

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

The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2016	2015	$ Change	% Change
Deferred product revenue:
Undelivered product commitments and other product deferrals	$302.4	$210.1	$92.3	44%
Distributor inventory and other sell-through items	74.2	81.8	(7.6)	(9)%
Deferred gross product revenue	376.6	291.9	84.7	29%
Deferred cost of product revenue	(53.7)	(51.6)	(2.1)	4%
Deferred product revenue, net	322.9	240.3	82.6	34%
Deferred service revenue	1,158.2	927.8	230.4	25%
Total	$1,481.1	$1,168.1	$313.0	27%

Total deferred revenue increased by $313.0 million to $1,481.1 million as of December 31, 2016, compared to $1,168.1 million as of December 31, 2015, primarily due to (1) an increase in deferred service revenue of $230.4 million driven by an increase in multi-year support agreements, which are billed in advance, and (2) an increase in product deferred revenue primarily due to higher deferrals related to subscription and software revenue arrangements and other shipments that have not met all revenue recognition criteria. In circumstances when costs are deferred, deferred product revenue is recorded net of the related costs of product revenue.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, standby letters of credit for certain lease facilities and insurance programs. See Guarantees below for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$114.9	$33.1	$43.5	$21.0	$17.3
Build-to-suit lease arrangement(2)	115.5	3.5	23.0	27.3	61.7
Purchase commitments with contract manufacturers and suppliers(1)	686.2	678.4	7.8	—	—
Long-term debt(3)	2,150.0	—	350.0	600.0	1,200.0
Interest payment on long-term debt(3)	986.9	94.0	182.5	144.4	566.0
Other contractual obligations(1)	46.2	32.5	13.7	—	—
Total	$4,099.7	$841.5	$620.5	$792.7	$1,845.0
_______________________________

(1)	See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our contractual commitments.

(2)
Lease arrangement is related to a data center lease agreement that we entered in to on July 10, 2015. See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further explanation on the data lease agreement.

(3)	See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

As of December 31, 2016, we had $209.2 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability and that of our subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2016, we were in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of December 31, 2016, we recorded $28.9 million for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. We also have financial guarantees consisting of guarantees of product and service performance, standby letters of credit for certain lease facilities and insurance programs, and guarantees related to third-party customer-financing arrangements of $6.0 million and $15.8 million, as of December 31, 2016 and December 31, 2015, respectively.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, beginning in 2017 we intend to target a capital return policy of approximately 50% of annual free cash flow, inclusive of share repurchases and dividends. To the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of December 31, 2016, 87% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2016, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2019 Notes and 2024 Notes were issued under an automatic shelf registration statement that we filed in August 2013 pursuant to a prospectus supplement filed with the SEC on February 24, 2016. Our 2020 Notes and 2025 Notes were issued under an automatic shelf registration statement pursuant to a prospectus supplement filed with the SEC on February 26, 2015, and our $350.0 million in principal amount of our 2024 Notes, which form a single series and are fully fungible with our 2024 Notes issued in 2016, were issued under an automatic shelf registration statement pursuant to a prospectus filed with the SEC on February 28, 2014. Any offerings of securities under our automatic shelf registration statement will be made pursuant to a prospectus. In addition, our Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2016, we intended to target the number of shares underlying equity awards granted on an annual basis at 2.40% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share, and each PSA granted is counted based on target achievement). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we met this target for 2016.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility under the Credit Agreement will be sufficient to fund our operations, planned stock repurchases and dividends, and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock;

•	payment of dividends;

•	incurrence and repayment of debt and related interest obligations;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors' responses to our products and/or pricing;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans;

•	tax expense associated with share-based awards;

•	changes in U.S tax policy or rates;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

•
general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2016, 87% of our cash, cash equivalents, and investments were held outside of the United States, which may be subject to U.S. taxes if repatriated. Our investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. These investments are also reviewed to identify and evaluate indications of potential other-than-temporary impairments as discussed in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2016, 2015, and 2014, related to the sales of certain investments.

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of
December 31, 2016 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of BPS			Fair Value as of December 31, 2016	Valuation of Securities Given an Interest Rate Increase of BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$2,199.0	$2,191.8	$2,184.5	$2,177.3	$2,170.1	$2,162.8	$2,155.6

These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the changes in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, 100 BPS, and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

Foreign Currency Risk and Foreign Exchange Forward Contracts

Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes.

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net in our Consolidated Statements of Operations in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of eighteen months or less.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, the Indian Rupee, and the Japanese Yen. Approximately 73% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of eighteen months or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the Consolidated Statements of Operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the year ended December 31, 2016 in other (expense) income, net on our Consolidated Statements of Operations. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was a reduction to operating expenses of 1.1% for the year ended December 31, 2016.

We have performed a sensitivity analysis as of December 31, 2016, using a modeling technique that measures the change in the amount of non-U.S. dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2016. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2016 by less than 1%.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates.

We do not purchase our publicly-traded equity securities, classified as available-for-sale securities on our Consolidated Balance Sheets, for speculative purposes. As of December 31, 2016, our portfolio of publicly-traded equity securities had an estimated fair value of $4.6 million. A hypothetical 30% adverse change in the stock prices of our publicly traded equity securities would have no significant impact to the fair value of these investments.

Investments under the NQDC plan are considered trading securities and are also reported at fair value on our Consolidated Balance Sheets. As of December 31, 2016, the total investments under our NQDC plan were $21.0 million. A hypothetical 30% adverse change on the total investments under our NQDC plan would have no significant impact to the fair value of these investments.

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost and others can be carried at fair value. Impairment charges on our investments in privately-held companies were $11.2 million for the year ended December 31, 2016. The aggregate cost of our investments in privately-held companies was $62.7 million as of December 31, 2016. The privately-held companies in which we invest can still be considered in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2016, and 2015 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, of Juniper Networks, Inc. and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2017

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net revenues:
Product	$3,528.9	$3,563.1	$3,408.7
Service	1,461.2	1,294.7	1,218.4
Total net revenues	4,990.1	4,857.8	4,627.1
Cost of revenues:
Product	1,326.2	1,269.6	1,286.8
Service	559.4	509.6	482.1
Total cost of revenues	1,885.6	1,779.2	1,768.9
Gross margin	3,104.5	3,078.6	2,858.2
Operating expenses:
Research and development	1,013.7	994.5	1,006.2
Sales and marketing	972.9	943.8	1,023.6
General and administrative	224.9	228.9	231.1
Restructuring and other charges (benefits)	3.3	(0.6)	167.0
Impairment of goodwill	—	—	850.0
Total operating expenses	2,214.8	2,166.6	3,277.9
Operating income (loss)	889.7	912.0	(419.7)
Other (expense) income, net	(62.3)	(59.8)	333.4
Income (loss) before income taxes	827.4	852.2	(86.3)
Income tax provision	234.7	218.5	248.0
Net income (loss)	$592.7	$633.7	$(334.3)

Net income (loss) per share:
Basic	$1.55	$1.62	$(0.73)
Diluted	$1.53	$1.59	$(0.73)
Shares used in computing net income (loss) per share:
Basic	381.7	390.6	457.4
Diluted	387.8	399.4	457.4
Cash dividends declared per common stock	$0.40	$0.40	$0.20

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$592.7	$633.7	$(334.3)
Other comprehensive loss, net of tax:
Available-for-sale securities:
Unrealized gains net of tax benefit of $0.7, and provision of $6.5 and $29.5 for 2016, 2015, and 2014, respectively	0.8	9.1	48.7
Reclassification adjustment for realized net gains included in net income (loss), net of tax provision of $0.5, zero, and $61.8 for 2016, 2015, and 2014, respectively	(1.2)	(0.5)	(106.5)
Net change on available-for-sale securities, net of taxes	(0.4)	8.6	(57.8)
Cash flow hedges:
Unrealized loss net of tax provision of $0.8, $0.4, and $0.7 for 2016, 2015, and 2014, respectively	(2.1)	(6.7)	(4.1)
Reclassification adjustment for realized (gains) loss included in net income (loss), net of tax provision of $0.7, zero, and $1.1 for 2016, 2015, and 2014, respectively	(1.1)	9.6	(2.3)
Net change on cash flow hedges, net of taxes	(3.2)	2.9	(6.4)
Change in foreign currency translation adjustments	(14.5)	(16.9)	(14.2)
Other comprehensive loss, net of tax	(18.1)	(5.4)	(78.4)
Comprehensive income (loss)	$574.6	$628.3	$(412.7)

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,833.2	$1,420.9
Short-term investments	752.3	527.1
Accounts receivable, net of allowance for doubtful accounts of $7.6 and $9.3 as of December 31, 2016 and 2015, respectively	1,054.1	780.7
Prepaid expenses and other current assets	332.3	183.7
Total current assets	3,971.9	2,912.4
Property and equipment, net	1,063.8	1,021.0
Long-term investments	1,071.8	1,244.2
Restricted cash and investments	99.9	36.2
Purchased intangible assets, net	130.2	33.9
Goodwill	3,081.7	2,981.3
Other long-term assets	237.2	378.9
Total assets	$9,656.5	$8,607.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$299.9
Accounts payable	221.0	159.3
Accrued compensation	233.6	269.5
Deferred revenue	1,032.0	822.9
Other accrued liabilities	249.3	250.3
Total current liabilities	1,735.9	1,801.9
Long-term debt	2,133.7	1,637.5
Long-term deferred revenue	449.1	345.2
Long-term income taxes payable	209.2	187.3
Other long-term liabilities	166.1	61.6
Total liabilities	4,694.0	4,033.5
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 381.1 shares and 384.0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	8,281.6	8,334.8
Accumulated other comprehensive loss	(37.3)	(19.2)
Accumulated deficit	(3,281.8)	(3,741.2)
Total stockholders' equity	4,962.5	4,574.4
Total liabilities and stockholders' equity	$9,656.5	$8,607.9

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$592.7	$633.7	$(334.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	224.6	217.3	240.0
Depreciation, amortization, and accretion	206.7	176.5	186.1
Non-cash restructuring and other (benefits) charges	—	(3.5)	139.2
Deferred income taxes	55.9	(14.6)	(16.9)
Impairment of goodwill	—	—	850.0
Gain on sale of Junos Pulse	—	—	(19.6)
Loss (gain) on investments and fixed assets, net	3.5	(6.4)	(166.2)
Gain on legal settlement, net	—	—	(121.1)
Excess tax benefits from share-based compensation	(6.7)	(12.3)	(9.4)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(263.5)	(218.9)	(16.8)
Prepaid expenses and other assets	(43.6)	(43.5)	(10.1)
Accounts payable	66.6	(80.2)	38.3
Accrued compensation	(18.1)	46.6	(46.0)
Income taxes payable	3.1	104.3	51.0
Other accrued liabilities	(16.9)	1.2	(45.9)
Deferred revenue	301.7	92.3	45.1
Net cash provided by operating activities	1,106.0	892.5	763.4
Cash flows from investing activities:
Purchases of property and equipment	(214.7)	(210.3)	(192.9)
Proceeds from sale of Junos Pulse	—	—	105.7
Purchases of available-for-sale investments	(1,598.0)	(1,486.4)	(2,440.7)
Proceeds from sales of available-for-sale investments	1,182.1	861.6	2,627.7
Proceeds from maturities and redemptions of available-for-sale investments	342.3	319.8	337.6
Purchases of trading investments	(4.9)	(4.4)	(4.1)
Proceeds from sales of privately-held investments	9.5	10.6	4.9
Purchases of privately-held investments	(20.3)	(5.4)	(21.7)
Payments for business acquisitions, net of cash and cash equivalents acquired	(144.6)	(3.5)	(27.1)
Changes in restricted cash	(1.5)	9.3	44.6
Net cash (used in) provided by investing activities	(450.1)	(508.7)	434.0
Cash flows from financing activities:
Proceeds from issuance of common stock	62.3	121.2	159.8
Purchases and retirement of common stock	(324.6)	(1,152.8)	(2,262.5)
Issuance of long-term debt, net	494.0	594.6	346.5
Payment of long-term debt	(300.0)	—	—
Payment of financing obligations	(15.5)	(0.4)	(0.4)
Customer financing arrangements	—	—	9.0
Excess tax benefits from share-based compensation	6.7	12.3	9.4
Payment of dividends	(152.5)	(156.3)	(86.0)
Net cash used in financing activities	(229.6)	(581.4)	(1,824.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(14.0)	(21.1)	(17.6)
Net increase (decrease) in cash and cash equivalents	412.3	(218.7)	(644.4)
Cash and cash equivalents at beginning of period	1,420.9	1,639.6	2,284.0
Cash and cash equivalents at end of period	$1,833.2	$1,420.9	$1,639.6
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$92.8	$80.6	$44.9
Cash paid for income taxes, net	$173.9	$128.3	$206.0
Non-cash investing and financing activities:
Construction costs for building with financing obligation	$15.3	$45.6	$—
Receipt of a promissory note in connection with the sale of Junos Pulse	$—	$—	$125.0

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2013	495.2	$—	$9,868.9	$64.6	$(2,631.3)	$7,302.2
Consolidated net loss	—	—	—	—	(334.3)	(334.3)
Other comprehensive loss, net	—	—	—	(78.4)	—	(78.4)
Issuance of common stock	17.7	—	159.1	—	—	159.1
Repurchase and retirement of common stock	(96.7)	—	(1,367.0)	—	(895.5)	(2,262.5)
Share-based compensation expense	—	—	240.0	—	—	240.0
Tax effects from employee stock option plans	—	—	(21.0)	—	—	(21.0)
Payment of cash dividends	—	—	(86.0)	—	—	(86.0)
Balance at December 31, 2014	416.2	—	8,794.0	(13.8)	(3,861.1)	4,919.1
Consolidated net income	—	—	—	—	633.7	633.7
Other comprehensive loss, net	—	—	—	(5.4)	—	(5.4)
Issuance of common stock	13.6	—	121.2	—	—	121.2
Repurchase and retirement of common stock	(45.8)	—	(639.8)	—	(513.8)	(1,153.6)
Share-based compensation expense	—	—	217.3	—	—	217.3
Tax effects from employee stock option plans	—	—	(1.6)	—	—	(1.6)
Payment of cash dividends	—	—	(156.3)	—	—	(156.3)
Balance at December 31, 2015	384.0	—	8,334.8	(19.2)	(3,741.2)	4,574.4
Consolidated net income	—	—	—	—	592.7	592.7
Other comprehensive loss, net	—	—	—	(18.1)	—	(18.1)
Issuance of common stock	11.1	—	62.3	—	—	62.3
Repurchase and retirement of common stock	(14.0)	—	(191.3)	—	(133.3)	(324.6)
Share-based compensation expense	—	—	222.4	—	—	222.4
Tax effects from employee stock option plans	—	—	5.9	—	—	5.9
Payment of cash dividends	—	—	(152.5)	—	—	(152.5)
Balance at December 31, 2016	381.1	$—	$8,281.6	$(37.3)	$(3,281.8)	$4,962.5

 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Juniper Networks, Inc. (the “Company” or “Juniper”) designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation. The Company sells high-performance routing, switching, and security networking products and service offerings to global service providers, cloud providers, national governments, research and public sector organizations and other enterprises who view the network as critical to their success. In addition to the Company's products, the Company offers worldwide services, including technical support, professional services, and education and training programs to its customers. Together, the high-performance product and service offerings help the Company's customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users.

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain amounts in the prior-years Consolidated Financial Statements have been reclassified to conform to the current-year presentation, including the adoption of Accounting Standards Update ("ASU") No. 2015-03 (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company decreased both other long-term assets and long-term debt as of December 31, 2015 on the Consolidated Balance Sheets by $11.3 million.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, commercial paper, government securities, certificates of deposits, time deposits, and corporate debt securities, which are readily convertible into cash. All highly liquid investments purchased with original maturities of three months or less are classified as cash equivalents.

Investments in Available-for-Sale and Trading Securities

The Company's investments in publicly-traded debt and equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the Consolidated Balance Sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses are determined based on the specific identification method and are reported in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company periodically evaluates its investments to determine if impairment charges are required. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment's financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment's value is other than temporary, the difference is recognized as an impairment loss in its Consolidated Statements of Operations.

The Company's non-qualified compensation plan is invested in mutual funds, which are classified as trading securities and reported at fair value in the Consolidated Balance Sheets. The realized and unrealized holding gains and losses are reported in the Consolidated Statements of Operations.

Investments in Privately-Held Companies

The Company has privately-held investments included in other long-term assets in the Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost. The investments carried at cost are adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments inherently carry higher risk as the market for technologies or products manufactured by these companies are usually in their early stages at the time of the investment by the Company and such markets may never be significant. The Company measures the fair value of privately-held investments using an analysis of the financial conditions and near term prospects of the investees, including recent financing activities and their capital structure. Realized gains and losses, if any, are reported in the Consolidated Statements of Operations.

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

The Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive loss are expected to be reclassified into earnings within the next eighteen months.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net in the Consolidated Statements of Operations in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of eighteen months or less.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, over the estimated useful lives of the following assets:

Estimated Useful Life (years)
Computers, equipment, and software	1.5 to 7
Furniture and fixtures	5 to 7
Building and building improvements	7 to 40
Land improvements	5 to 40
Leasehold improvements	Lease term, not to exceed 10 years

Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually during the fourth quarter or more frequently if certain circumstances indicate the carrying value of goodwill is impaired. A qualitative assessment is first made to determine whether it is necessary to quantitatively test goodwill for impairment. This initial assessment includes, among others, consideration of macroeconomic conditions and financial performance. If the qualitative assessment indicates that it is more likely than not that an impairment exists, a quantitative analysis is performed by comparing the estimated fair values of our reporting units with their respective carrying values, including goodwill. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset's implied fair value.

Other intangible assets acquired in a business combination related to in-process research and development ("IPR&D") projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Indefinite-lived intangibles are not amortized into the results of operations but instead are evaluated for impairment. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized as cost of revenues over their respective estimated useful lives at that point in time. If the research and development project is abandoned, the acquired IPR&D assets are written off and charged to expense in the period of abandonment.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery of product obligations.

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•
Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by its credit checks, their payment histories, or changes in circumstances that indicate that collectability is not reasonably assured.

When sales arrangements contain multiple elements, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on either vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similar situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of third-party products with similar functionality typically cannot be obtained and therefore TPE is not used. ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when VSOE can be established, and where maintenance service is the only undelivered element, the entire arrangement fee is recognized ratably over the maintenance service period.

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

Service revenues include revenue from maintenance, training, professional services, and software post-contract support ("PCS"). Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as services are completed or ratably over the contractual period, which is generally one year or less. Software PCS

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

includes technical support and provide software license updates. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Revenue related to software PCS is recognized over the term of the PCS arrangement.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $15.8 million, $20.2 million, and $19.2 million, for 2016, 2015, and 2014, respectively.

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss. The Company records foreign exchange transaction gains and losses for assets and liabilities denominated in non-functional currencies. These remeasurement adjustments are recorded in other (expense) income, net in the Consolidated Statements of Operations.

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

Share-Based Compensation

The Company measures and recognizes compensation cost for all share-based awards made to employees and directors, including employee stock options, stock awards, restricted stock units, performance share awards and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"). Share-based compensation expense is based on the fair value of the underlying awards and amortized on a straight-line basis, net of estimated forfeitures.

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

Concentrations of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. We mitigate the concentration of credit risk in our investment portfolio through diversification of the investments in various industries and limit to the amount of credit exposure to any single issuer.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended December 31, 2016, 2015, and 2014, no single customer accounted for 10% or more of net revenues.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash. The pronouncement requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-17 (Topic 810) Interests held through Related Parties that are under Common Control. The pronouncement amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company adopted the standard on January 1, 2017 and the adoption of this standard did not have a significant impact on the Company's Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740) Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize, as opposed to defer, the tax effects from intercompany transfer of an asset, other than inventory, when the transfer occurs. Prior to the issuance of this ASU, companies were required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. ASU 2016-16 will still require companies to defer the income tax effects of intercompany inventory transactions. ASU 2016-16 will be effective for annual and interim reporting periods beginning after December 15, 2017 and is to be applied on a modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on certain cash flow presentation issues such as debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination and should be applied using a retrospective transition method for each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In March 2016, the FASB issued ASU No. 2016-09 (Topic 718) Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture, statutory tax withholding requirements, and classification on the statement of cash flows. ASU-2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted the standard on January 1, 2017 and elected to account for forfeitures as they occur using a modified retrospective transition method, rather than the current method of estimating forfeitures, resulting in a cumulative-effect adjustment of approximately $9.0 million, which increased the January 1, 2017 opening accumulated deficit balance. The Company is also required to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations prospectively when share-based awards vest or are settled. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in no impact to the January 1, 2017 opening accumulated deficit balance. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax asset would have increased by $20.8 million. The Company also elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from share-based compensation as a reduction from operating cash flows.

In March 2016, the FASB issued ASU No. 2016-06 (Topic 815) Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). In addition, in March 2016, the FASB issued ASU No. 2016-05 (Topic 815), Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, ("ASU 2016-05"), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 and ASU 2016-05 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard on January 1, 2017, and the adoption of this standard did not have a significant impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases ("ASU 2016-02"), which requires recognition of lease assets and lease liabilities on the balance sheet by the lessees for lease contracts with a lease term of more than twelve months. ASU 2016-02 should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, however it is expected to have a material impact on the Company's Consolidated Financial Statements and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which provides guidance to companies who account for inventory using either the first-in, first-out ("FIFO") or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion,

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the standard on January 1, 2017, and the adoption of this standard did not have a significant impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. The FASB has also issued several amendments to the standard since the initial issuance. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. This ASU also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. Accordingly, the ASU and the amendments will be effective for the Company beginning fiscal year 2018.

The Company intends to adopt the standard on January 1, 2018 retrospectively, applying the amendments to each prior reporting period presented. The Company's ability to adopt retrospectively is dependent on the completion of scoping and analysis of the necessary information, and being able to report each prior period within the date of adoption (or January 1, 2018).

The Company has completed a review of the accounting systems and processes required to apply the full retrospective method. Additionally, the Company has completed the majority of the assessment phase and documentation of new policies and is currently in the process of preparing prior-period financial statements, gathering data for the new disclosure requirements and evaluating its controls framework. The Company does not expect a significant change in its control environment due to the adoption of the new standard, however, we will continue to assess until date of adoption.

Upon adoption, the Company expects a material impact to the opening balance sheet as of January 1, 2016 related to the cumulative effect of adopting the standard, primarily as a result of the items discussed below. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•
Distributor sales: Under Topic 606, the Company will recognize revenue from sales to distributors upon delivery of the product to the distributor, rather than upon delivery of the product to the end customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, will be estimated at the point of revenue recognition and may require significant judgment and additional assumptions. At December 31, 2015, the deferred revenue under Topic 605 related to shipments to distributors that had not sold through to end-users was $81.8 million. Since the Company will be required to recognize revenue when control of the products transfer to the distributor Under Topic 606, the Company expects the majority of deferred revenue at December 31, 2015 will be eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2016. The full impact of the adjustment is still being analyzed by the Company.

•
Software Revenue: The Company currently defers revenue for perpetual licenses where VSOE of fair value has not been established for undelivered items. Under Topic 606, revenue for perpetual licenses will be recognized at the time of delivery as the VSOE requirement no longer applies and the Company can estimate stand-alone selling price for services. Currently, all term license revenue is deferred and recognized over the license term due to a lack of VSOE for services. Under Topic 606, term license revenue will be recognized at the time of delivery rather than ratably over the term period unless the ongoing services provide frequent, critical updates to the software, without which the software functionality would be rapidly diminished. At December 31, 2015, deferred revenue under Topic 605 due to lack of VSOE and ratably recognized term licenses was $79.5 million. The Company expects a significant proportion of such deferred revenue will be eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2016. The full impact of the adjustment is still being analyzed by the Company.

•
Contract Acquisition costs: Topic 606 requires the deferral and amortization of “incremental” costs incurred to obtain a contract where the associated contract duration is greater than one year. The primary contract acquisition cost for the Company are sales commissions. Under current U.S. GAAP, the Company expenses sales commissions. The change required by Topic 606 will result in the creation of an asset on the opening balance sheet at January 1, 2016. In each subsequent financial period, it is expected that this asset will increase or decrease proportionally with deferred revenues and will not have a material impact to the income statement.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

•
Variable Consideration: Some of the Company's contracts include penalties and acceptance provisions that preclude revenue recognition because of the requirement for amounts to be fixed or determinable under Topic 605. Topic 606 requires the Company to estimate and account for variable consideration associated with penalty provisions and requires evaluation of acceptance provisions to determine if control has transferred to the customer. At December 31, 2015, deferred revenue under Topic 605 due to penalties and acceptance provisions was $40.3 million. The Company expects the majority of such deferred revenue will be eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2016. The full impact of the adjustment is still being analyzed by the Company.

•
Revenue Allocation: Similar to Topic 605, Topic 606 requires an allocation of revenue between deliverables within a transaction. Topic 605 restricts the allocation of revenue that is contingent on future deliverables to current deliverables, however Topic 606 removes this restriction. Impact of allocation of transaction price is still being assessed, however we do not expect this to have a material impact to the income statement.

The Company will continue to assess the impact of 606 as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the financial impact of Topic 606.

Note 3. Business Combinations

The Company's Consolidated Financial Statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material. The primary areas of the preliminary purchase price allocation that are subject to change relate to certain legal and income tax matters and residual goodwill.

The Company completed four acquisitions during the three years ended December 31, 2016. The Company acquired BTI Systems Inc. (“BTI”), Aurrion, Inc. ("Aurrion") and AppFormix, Inc. ("AppFormix") in 2016 and WANDL, Inc. ("WANDL") in 2014. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates (in millions):

	2016				2014
	AppFormix	Aurrion	BTI	Total	WANDL
Net tangible assets acquired/(liabilities) assumed	$(5.3)	$6.0	$(19.7)	$(19.0)	$(2.7)
Intangible assets acquired	20.3	49.0	43.3	112.6	17.8
Goodwill(*)	32.9	46.9	20.2	100.0	13.6
Total	$47.9	$101.9	$43.8	$193.6	$28.7
________________________________

(*)	The goodwill recognized for these acquisitions was primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized (in millions, except years):

	2016						2014
	AppFormix		Aurrion		BTI		WANDL
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Finite-lived intangible assets:
Existing technology	5	$20.1	—	$—	8	$37.1	7	$10.7
Customer relationships	1	0.2	—	—	8	5.3	7	6.0
Other	—	—	—	—	1	0.9	3	1.1
Total intangible assets with finite lives		20.3		—		43.3		17.8
Indefinite-lived intangible assets:
IPR&D		—		49.0		—		—
Total intangible assets acquired		$20.3		$49.0		$43.3		$17.8

2016 Acquisitions

AppFormix

On December 6, 2016, the Company acquired AppFormix for $47.9 million of cash. The acquisition of AppFormix, a company focused on cloud infrastructure optimization software, is expected to complement the analytics and capabilities of Contrail and to help customers enhance their cloud operations.

Under the terms of the acquisition agreement, the Company assumed share-based awards for continuing employees from the acquisition of AppFormix, which were granted in contemplation of future services. The fair value of these share-based awards was $23.9 million, which will be expensed as share-based compensation over the remaining service period.

Aurrion

On August 9, 2016, the Company acquired the remaining ownership interest in Aurrion, increasing its ownership from 18% to 100%, for $74.3 million of cash. The acquisition of Aurrion, a privately-held provider of fabless silicon photonic technology, is expected to strengthen the Company's long-term competitive advantage in cost-effective, high-density, high-speed networks.

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

Additionally, the Company acquired IPR&D consisting of existing research and development projects that have not yet reached technological feasibility at the time of the acquisition. The acquired IPR&D involves technology for cost-effective, high-speed networks. The IPR&D was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expected to result from the associated project.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

BTI

On April 1, 2016, the Company acquired the remaining ownership interest in BTI, increasing its ownership from 12% to 100%, for $25.8 million of cash. BTI is a privately-held provider of cloud and metro networking systems and software to content, cloud, and service providers. The Company acquired BTI on the expectation that this would help to accelerate the Company's ability to deliver open and automated packet optical transport solutions.

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

2014 Acquisition

WANDL

On January 7, 2014, the Company acquired 100% of the equity securities of WANDL, for $28.7 million of cash and stock consideration. WANDL, a provider of software solutions for advanced planning, management, design and optimization of next-generation multi-layer networks, provides the Company with technology and experience in traffic engineering, multi-layer optimization and path computation to help service provider customers optimize the performance and cost of their networks.

Under the terms of the purchase agreement, the Company assumed unvested share-based awards for employees with a fair value of $34.9 million, which were granted in contemplation of future services and are being expensed as share-based compensation over the remaining service period.

Acquisition Costs

The Company recognized $11.8 million and $0.5 million of acquisition-related costs during the years ended December 31, 2016 and 2014, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Consolidated Statements of Operations. There were no such costs during the year ended December 31, 2015.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of December 31, 2016 and December 31, 2015 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Fixed income securities:
Asset-backed securities	$303.0	$0.2	$(0.2)	$303.0
Certificates of deposit	66.1	—	—	66.1
Commercial paper	147.7	—	—	147.7
Corporate debt securities	846.5	0.4	(2.0)	844.9
Foreign government debt securities	34.0	—	(0.1)	33.9
Time deposits	264.6	—	—	264.6
U.S. government agency securities	127.0	—	(0.3)	126.7
U.S. government securities	390.7	0.1	(0.4)	390.4
Total fixed income securities	2,179.6	0.7	(3.0)	2,177.3
Money market funds	592.2	—	—	592.2
Mutual funds	8.0	—	—	8.0
Publicly-traded equity securities	5.3	—	(0.7)	4.6
Total available-for-sale securities	2,785.1	0.7	(3.7)	2,782.1
Trading securities in mutual funds(1)	21.0	—	—	21.0
Total	$2,806.1	$0.7	$(3.7)	$2,803.1

Reported as:
Cash equivalents	$907.1	$—	$—	$907.1
Restricted investments(2)	71.9	—	—	71.9
Short-term investments	753.4	0.1	(1.2)	752.3
Long-term investments	1,073.7	0.6	(2.5)	1,071.8
Total	$2,806.1	$0.7	$(3.7)	$2,803.1
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

(2)	Includes $4.0 million of short-term restricted investments classified as prepaid expenses and other current assets on the Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$312.2	$—	$(0.5)	$311.7
Certificates of deposit	9.6	—	—	9.6
Commercial paper	17.7	—	—	17.7
Corporate debt securities	913.8	0.2	(2.6)	911.4
Foreign government debt securities	16.5	—	—	16.5
Time deposits	140.0	—	—	140.0
U.S. government agency securities	204.1	—	(0.4)	203.7
U.S. government securities	278.0	—	(0.4)	277.6
Total fixed income securities	1,891.9	0.2	(3.9)	1,888.2
Money market funds	29.7	—	—	29.7
Mutual funds	6.1	0.1	—	6.2
Publicly-traded equity securities	8.7	0.8	(0.7)	8.8
Total available-for-sale securities	1,936.4	1.1	(4.6)	1,932.9
Trading securities in mutual funds(1)	17.7	—	—	17.7
Total	$1,954.1	$1.1	$(4.6)	$1,950.6

Reported as:
Cash equivalents	$143.4	$—	$—	$143.4
Restricted investments	35.8	0.1	—	35.9
Short-term investments	527.2	0.9	(1.0)	527.1
Long-term investments	1,247.7	0.1	(3.6)	1,244.2
Total	$1,954.1	$1.1	$(4.6)	$1,950.6
_______________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2016 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$1,105.9	$0.1	$(0.5)	$1,105.5
Due between one and five years	1,073.7	0.6	(2.5)	1,071.8
Total	$2,179.6	$0.7	$(3.0)	$2,177.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2016 and December 31, 2015 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2016
Fixed income securities:
Asset-backed securities	$122.2	$(0.2)	$—	$—	$122.2	$(0.2)
Corporate debt securities	470.8	(1.9)	76.7	(0.1)	547.5	(2.0)
Foreign government debt securities	20.3	(0.1)	—	—	20.3	(0.1)
U.S. government agency securities	106.7	(0.3)	—	—	106.7	(0.3)
U.S. government securities	254.1	(0.4)	—	—	254.1	(0.4)
Total fixed income securities	974.1	(2.9)	76.7	(0.1)	1,050.8	(3.0)
Publicly-traded equity securities	4.6	(0.7)	—	—	4.6	(0.7)
Total available-for sale securities	$978.7	$(3.6)	$76.7	$(0.1)	$1,055.4	$(3.7)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Fixed income securities:
Asset-backed securities	$274.2	$(0.4)	$30.8	$(0.1)	$305.0	$(0.5)
Certificates of deposit(*)	3.3	—	—	—	3.3	—
Corporate debt securities	687.9	(2.3)	58.9	(0.3)	746.8	(2.6)
Foreign government debt securities(*)	9.5	—	—	—	9.5	—
U.S. government agency securities	185.3	(0.4)	—	—	185.3	(0.4)
U.S. government securities	259.3	(0.4)	—	—	259.3	(0.4)
Total fixed income securities	1,419.5	(3.5)	89.7	(0.4)	1,509.2	(3.9)
Publicly-traded equity securities	2.1	(0.7)	—	—	2.1	(0.7)
Total available-for sale securities	$1,421.6	$(4.2)	$89.7	$(0.4)	$1,511.3	$(4.6)
 ________________________________

(*)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2015.

The Company had 494 and 682 investments in unrealized loss positions as of December 31, 2016 and December 31, 2015, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2016, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the years ended December 31, 2016, 2015, and 2014.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company’s intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the years ended December 31, 2016 and December 31, 2015, the Company did not recognize other-than-temporary impairments associated with its available-for-sale equity securities. During the year ended December 31, 2014, the Company determined that certain available-for-sale equity securities were other-than temporarily impaired, resulting in an impairment charge of $1.1 million that was recorded within other (expense) income, net, in the Consolidated Statement of Operations.

During the years ended December 31, 2016 and December 31, 2015, there were no material gross realized gains or losses from available-for-sale securities and trading securities. During the year ended December 31, 2014, gross realized gains from available-for-sale securities were $166.8 million and gross realized losses were not material.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily between 2014 and 2016; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; (iii) the Directors and Officers indemnification trust ("D&O Trust"); (iv) amounts held under the Company's short-term disability plan in California; and (v) amounts under the non-qualified deferred compensation ("NQDC") plan for officers and other senior-level employees. The restricted investments are designated as available-for-sale securities except relating to the NQDC plan which are designated as trading securities. As of December 31, 2016, total restricted cash and investments was $119.2 million, of which $19.3 million was included in prepaid expenses and other current assets and $99.9 million was included in restricted cash and investments on the Consolidated Balance Sheets.

Investments in Privately-Held Companies

As of December 31, 2016 and December 31, 2015, the carrying values of the Company's privately-held investments of $62.7 million and $102.4 million, respectively, were included in other long-term assets in the Consolidated Balance Sheets. As of December 31, 2016 and December 31, 2015, the carrying value of the privately-held investments includes debt and redeemable preferred stock securities of $43.7 million and $60.2 million, respectively. During the year ended December 31, 2016, the Company did not record any unrealized gains or unrealized losses associated with its privately-held debt and redeemable preferred stock securities. During the year ended December 31, 2015, the Company recorded $11.4 million of unrealized gains in other comprehensive loss and no unrealized losses associated with privately-held securities and redeemable preferred stock securities. During the year ended December 31, 2014, there were $15.0 million of unrealized gains and no unrealized losses associated with privately-held securities and no unrealized gains or losses on redeemable preferred stock in other comprehensive loss.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the years ended December 31, 2016 and December 31, 2014, the Company determined that certain privately-held investments were other than-temporarily impaired, resulting in impairment charges of $11.2 million and $1.1 million, respectively, that were recorded within other expense (income), net in the Consolidated Statement of Operations. During the year ended December 31, 2015, the Company determined that no privately-held investments were other-than-temporarily impaired.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$303.0	$—	$303.0
Certificates of deposit	—	66.1	—	66.1
Commercial paper	—	147.7	—	147.7
Corporate debt securities	—	844.9	—	844.9
Foreign government debt securities	—	33.9	—	33.9
Money market funds (1)	592.2	—	—	592.2
Mutual funds (2)	8.0	—	—	8.0
Publicly-traded equity securities	4.6	—	—	4.6
Time deposits	—	264.6	—	264.6
U.S. government agency securities	—	126.7	—	126.7
U.S. government securities	345.0	45.4	—	390.4
Total available-for-sale securities	949.8	1,832.3	—	2,782.1
Trading securities in mutual funds (3)	21.0	—	—	21.0
Privately-held debt and redeemable preferred stock securities	—	—	43.7	43.7
Derivative assets:
Foreign exchange contracts	—	0.9	—	0.9
Total assets measured at fair value	$970.8	$1,833.2	$43.7	$2,847.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(4.9)	$—	$(4.9)

Total assets measured at fair value, reported as:
Cash equivalents	$549.3	$357.7	$—	$907.0
Restricted investments	71.9	—	—	71.9
Short-term investments	178.1	574.3	—	752.4
Long-term investments	171.5	900.3	—	1,071.8
Prepaid expenses and other current assets	—	0.9	—	0.9
Other long-term assets	—	—	43.7	43.7
Total assets measured at fair value	$970.8	$1,833.2	$43.7	$2,847.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(4.9)	$—	$(4.9)
________________________________

(1)	Balance includes $42.9 million of restricted investments measured at fair value, related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair value related to the Company's India Gratuity Trust.

(3)	Balance relates to restricted investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$311.7	$—	$311.7
Certificates of deposit	—	9.6	—	9.6
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	911.4	—	911.4
Foreign government debt securities	—	16.5	—	16.5
Money market funds (1)	29.7	—	—	29.7
Mutual funds (2)	6.2	—	—	6.2
Publicly-traded equity securities	8.8	—	—	8.8
Time deposits	—	140.0	—	140.0
U.S. government agency securities	—	203.7	—	203.7
U.S. government securities	247.3	30.3	—	277.6
Total available-for-sale securities	292.0	1,640.9	—	1,932.9
Trading securities in mutual funds (3)	17.7	—	—	17.7
Privately-held debt and redeemable preferred stock securities	—	—	60.2	60.2
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$309.7	$1,641.3	$60.2	$2,011.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Total assets measured at fair value, reported as:
Cash equivalents	$—	$143.4	$—	$143.4
Restricted investments	35.9	—	—	35.9
Short-term investments	108.2	418.9	—	527.1
Long-term investments	165.6	1,078.6	—	1,244.2
Prepaid expenses and other current assets	—	0.4	—	0.4
Other long-term assets	—	—	60.2	60.2
Total assets measured at fair value	$309.7	$1,641.3	$60.2	$2,011.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)
Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)
_______________________________

(1)	Balance includes $29.7 million of restricted investments measured at fair value, related to the Company's D&O Trust and acquisition-related escrows.

(2)	Balance relates to restricted investments measured at fair value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the years ended December 31, 2016 and December 31, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities, are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the year ended December 31, 2016, there were $12.9 million purchases related to privately-held debt securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and investments in privately-held companies (non-redeemable preferred stock securities and common stock), are measured at fair value on a nonrecurring basis, when they are deemed to be other-than-temporarily impaired. Investments in privately-held companies, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as significantly impacting the fair value of investments. The Company estimates the fair value of its investments in privately-held companies using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. These assets are classified as Level 3 due to the lack of observable inputs to determine fair value.

As of December 31, 2016, certain investments in privately-held companies with a carrying value of $1.6 million were impaired and were written-down to their fair value of zero. The impairment charges of $1.6 million were recorded to other expense (income), net in the Consolidated Statements of Operations. As of December 31, 2015, the Company had no privately-held equity investments measured at fair value on a nonrecurring basis.

As of December 31, 2016 and 2015, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2016 and December 31, 2015, the estimated fair value of the Company's long-term debt in the Consolidated Balance Sheets was approximately $2,215.7 million and $1,946.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note, issued to the Company in connection with the previously-completed sale of Junos Pulse, of $132.9 million approximates its fair value, of which $75.0 million is recorded in prepaid expenses and other current assets and the remaining balance is recorded within other long-term assets in the Consolidated Balance Sheets as of December 31, 2016. As of December 31, 2015, the carrying value of the promissory note of $132.9 million was recorded in other long-term assets in the Consolidated Balance Sheets. The promissory note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value. See Note 8, Other Financial Information, for further information on the promissory note.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2016	2015
Cash flow hedges	$172.0	$116.8
Non-designated derivatives	—	71.8
Total	$172.0	$188.6

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less.

See Note 5, Fair Value Measurements, for the fair values of the Company’s derivative instruments in the Consolidated Balance Sheets.

As of December 31, 2016, the Company recognized a loss of $1.3 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a gain of $1.8 million during the year ended December 31, 2016 from other comprehensive loss to operating expense in the Consolidated Statements of Operations. As of December 31, 2015, the Company recognized a loss of $6.3 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $9.6 million during the year ended December 31, 2015 from other comprehensive loss to operating expense in the Consolidated Statements of Operations. As of December 31, 2014, the Company recognized a loss of $3.4 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a gain of $3.4 million during the year ended December 31, 2014 from other comprehensive loss to operating expense in the Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Consolidated Statements of Operations was not material during the years ended December 31, 2016, 2015, and 2014.

Non-Designated Derivatives

During the years ended December 31, 2016, 2015, and 2014, the Company recognized a net loss of $0.5 million, a net loss of $0.6 million, and a net loss of $2.4 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 31, 2016 and 2015, respectively, the potential effect of rights of offset associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity (in millions):

Total
December 31, 2014	$2,981.5
Other	(0.2)
December 31, 2015	2,981.3
Additions due to business combinations	100.4
December 31, 2016	$3,081.7

In the fourth quarter, the Company performed its annual goodwill impairment test for the Company's three reporting units: Routing, Switching, and Security for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, the Company performed a quantitative assessment for each of the Company's three reporting units. This quantitative assessment was performed by determining the fair value of each reporting unit using a combination of the income approach and the market approach. Based on the outcome of the quantitative assessments, the Company determined that the fair value of each reporting unit exceeded its respective carrying value, resulting in no goodwill impairment. There was no goodwill impairment during the year ended December 31, 2015.

In 2014, the Company re-aligned its go-to-market and research and development ("R&D") resources on projects with the highest potential for growth and continued to leverage its engineering efforts across its Routing, Switching, and Security products. In the fourth quarter of 2014, the Company began to implement a new Security strategy focused on network resiliency and performance based on the SRX platform. As a result, the Company rationalized its Security product portfolio including developing a new product roadmap and exiting certain point products, including the divestiture of Junos Pulse. These factors decreased the Company's short term and near term revenue and profitability forecasts of the Security reporting unit and the Company determined that the Security reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $850.0 million, which was recorded in the Consolidated Statement of Operations. The fair value was determined by using a combination of the income approach and the market approach. In determining the impairment amount, the fair value of the Security reporting unit was allocated to its assets and liabilities, including any unrecognized intangible assets, based on their respective fair values. Assumptions used in measuring the value of these assets and liabilities included the discount rates, customer renewal rates, and technology obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
As of December 31, 2016
Finite-lived intangible assets:
Technologies and patents	$624.9	$(504.2)	$(49.9)	$70.8
Customer contracts, support agreements, and related relationships	83.6	(70.8)	(2.8)	10.0
Other	2.0	(1.6)	—	0.4
Total intangible assets with finite lives	710.5	(576.6)	(52.7)	81.2
Indefinite-lived intangible assets:
IPR&D	49.0	—	—	49.0
Total purchased intangible assets	$759.5	$(576.6)	$(52.7)	$130.2

As of December 31, 2015
Finite-lived intangible assets:
Technologies and patents	$567.7	$(491.8)	$(49.9)	$26.0
Customer contracts, support agreements, and related relationships	78.1	(67.8)	(2.8)	7.5
Other	1.1	(0.7)	—	0.4
Total purchased intangible assets	$646.9	$(560.3)	$(52.7)	$33.9

The following table presents the amortization of intangible assets included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$11.7	$24.6	$30.9
Operating expenses:
Sales and marketing	2.8	2.8	4.2
General and administrative	1.8	1.1	1.2
Total operating expenses	4.6	3.9	5.4
Total	$16.3	$28.5	$36.3

There were no impairment charges to purchased intangible assets during the year ended December 31, 2016. During the year ended December 31, 2015, the Company recorded $5.6 million to cost of revenues in the Consolidated Statements of Operations, related to the acceleration of the end-of-life of certain intangible assets. In connection with the restructuring plan in 2014 in Note 9, Restructuring and Other Charges (Benefits), the Company determined certain intangible assets of $20.0 million were no longer utilized and recorded charges of $19.3 million in cost of revenues and $0.7 million in restructuring and other charges (benefits) in the Consolidated Statements of Operations during the year ended December 31, 2014.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2017	$16.7
2018	14.4
2019	14.2
2020	14.1
2021	9.8
Thereafter	12.0
Total	$81.2

Note 8. Other Financial Information

Inventory

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components to be used in the manufacturing process, and finished goods inventory in transit. Total inventory consisted of the following (in millions):

	As of December 31,
	2016	2015
Production materials	$75.6	$61.9
Finished goods	19.9	13.1
Inventory	$95.5	$75.0

Reported as:
Prepaid expenses and other current assets	$91.4	$66.6
Other long-term assets	4.1	8.4
Total	$95.5	$75.0

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2016	2015
Computers and equipment	$1,070.1	$915.1
Software	285.4	169.1
Leasehold improvements	235.6	203.4
Furniture and fixtures	47.0	43.2
Building and building improvements	251.8	246.1
Land and land improvements	241.0	241.1
Construction-in-process(*)	26.2	158.2
Property and equipment, gross	2,157.1	1,976.2
Accumulated depreciation	(1,093.3)	(955.2)
Property and equipment, net	$1,063.8	$1,021.0
_______________________________

(*)	Includes capitalized construction costs for a lease arrangement entered into in July 2015. Refer to Note 16. Commitments and Contingencies for further details.

Depreciation expense was $184.5 million, $141.5 million, and $141.9 million in 2016, 2015, and 2014, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of December 31,
	2016	2015
Investments in privately-held companies	$62.7	$102.4
Promissory note in connection with the sale of Junos Pulse	57.9	132.9
Federal income tax receivable	43.8	28.9
Deferred tax asset	19.5	55.9
Inventory	4.1	8.4
Prepaid costs, deposits, and other(*)	49.2	50.4
Other long-term assets	$237.2	$378.9
_______________________________

(*)
On January 1, 2016, the Company adopted ASU 2015-03. As a result, debt issuance costs included in prepaid costs, deposits, and other were reclassified to long-term debt as of December 31, 2015 to conform to the current-year presentation.

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016 (the “Pulse Note”). On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things, extend the maturity date from April 1, 2016 to December 31, 2018, provide that interest due on the Pulse Note through December 31, 2015 shall be paid-in-kind by increasing the outstanding principal amount of the note and increase the interest rate on the Pulse Note. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any principal amount previously pre-paid to the Company. The $75.0 million portion of the note receivable is classified within prepaid expenses and other current assets in the Consolidated Balance Sheets. The remaining balance, along with interest paid-in-kind, is classified as a long-term asset based on expected collection beyond twelve months from the Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of December 31, 2016. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the years ended December 31, 2016 and December 31, 2015, the related amount of interest income recognized was $10.6 million and $6.3 million, respectively.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2016	2015
Beginning balance	$28.4	$28.7
Provisions made during the period, net	43.0	27.9
Actual costs incurred during the period	(30.1)	(28.2)
Ending balance	$41.3	$28.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2016	2015
Deferred product revenue:
Undelivered product commitments and other product deferrals	$302.4	$210.1
Distributor inventory and other sell-through items	74.2	81.8
Deferred gross product revenue	376.6	291.9
Deferred cost of product revenue	(53.7)	(51.6)
Deferred product revenue, net	322.9	240.3
Deferred service revenue	1,158.2	927.8
Total	$1,481.1	$1,168.1
Reported as:
Current	$1,032.0	$822.9
Long-term	449.1	345.2
Total	$1,481.1	$1,168.1

Deferred product revenue represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. In circumstances when costs are deferred, deferred product revenue is recorded net of the related costs of product revenue. Deferred service revenue represents billed amounts for service contracts, which include technical support, hardware and software maintenance, professional services, and training, for which services have not been rendered.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Interest income	$35.4	$21.8	$10.0
Interest expense	(97.7)	(83.3)	(66.9)
Gain on legal settlement, net	—	—	196.1
(Loss) gain on investments, net	(1.8)	6.8	167.9
Gain on sale of Junos Pulse	—	—	19.6
Other	1.8	(5.1)	6.7
Other (expense) income, net	$(62.3)	$(59.8)	$333.4

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, investments, and promissory note issued to the Company in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from short-term debt, long-term debt, and customer financing arrangements. (Loss) gain on investments, net, primarily includes gains and losses from the sale of investments in privately-held companies, including any impairment charges recorded on these investments. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

Interest Expense

For the years ended December 31, 2016, 2015 and 2014, interest expense included $93.0 million, net of $0.4 million capitalized, $79.8 million, net of $2.2 million capitalized, and $57.5 million, net of $2.7 million capitalized, respectively, related to the Company's outstanding long-term debt issued in March 2011, March 2014, March 2015, and March 2016 discussed in Note 10, Debt and Financing.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Gain on Legal Settlement, Net

During the year ended December 31, 2014, the Company entered into a settlement agreement with Palo Alto Networks, Inc., or Palo Alto Networks, resolving a patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees.

(Loss) Gain on Investments, Net

During the years ended December 31, 2016 and December 31, 2015, the Company recorded a loss of $1.8 million and a gain of $6.8 million, respectively, primarily related to the sale of its privately-held investments. During the year ended December 31, 2014, the Company recorded a gain of $163.0 million related to the sale of investments, which were converted from privately-held investments to publicly-traded equity upon initial public offering and subsequently sold.

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

Note 9. Restructuring and Other Charges (Benefits)

The following table presents restructuring and other charges (benefits) included in cost of revenues and restructuring and other charges (benefits) in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2016	2015	2014
Severance	$2.8	$0.4	$52.6
Facilities	0.5	(1.0)	14.4
Contract terminations and other	—	—	2.3
Asset impairments and write-downs	—	(3.5)	139.2
Total	$3.3	$(4.1)	$208.5

Reported as:
Cost of revenues	$—	$(3.5)	$41.5
Restructuring and other charges (benefits)	3.3	(0.6)	167.0
Total	$3.3	$(4.1)	$208.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2016, the Company recorded $2.8 million of restructuring charges related to severance costs for certain former BTI employees, as well as $0.5 million of restructuring costs related to facilities, to restructuring and other charges (benefits) in the Consolidated Statements of Operations. As of December 31, 2016, the Company's restructuring liability was not material.

2014 Restructuring Plan

In the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) designed to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consisted of workforce reductions, facility consolidations and closures, asset write-downs, contract terminations and other charges. The 2014 Restructuring Plan was substantially completed as of December 31, 2014, and the Company does not expect to record any significant future charges.

During the year ended December 31, 2015, the Company recorded a benefit of $3.5 million for a previously recorded charge related to certain products with contract manufacturers for acceleration of the end-of-service life of such products to cost of revenues in the Consolidated Statements of Operations. Additionally, the Company recorded $0.4 million of severance costs and a benefit of $1.0 million for facilities that were recorded in restructuring and other charges (benefits) in the Consolidated Statements of Operations, in connection with the 2014 Restructuring Plan.

During the year ended December 31, 2014, the Company recorded $52.0 million of severance costs, $14.2 million of facility consolidation and closures costs, $85.4 million of impairment charges related to licensed software, $12.3 million of asset write-downs, and $2.3 million of charges related to contract terminations, which were recorded to restructuring and other charges (benefits) in the Consolidated Statements of Operations. In connection with the facility consolidation and closures charge of $14.2 million, the Company, with the consent of its landlord and the administrative agent for the holder of certain liens secured upon the buildings on the leased premises, assigned certain of its real property leases, totaling approximately 0.4 million square feet, to a third party. Concurrently with the assignments, the Company executed a sublease with the assignee for one of the properties of approximately 0.1 million square feet, for a period of two years, with one-time right to extend the term for up to six months. Under these arrangements, the Company paid $12.3 million to the landlord and was released from all future lease obligations following the date of the assignments. The Company also incurred $5.3 million of transaction fees, which were recorded to restructuring and other charges (benefits) in the Consolidated Statements of Operations. Offsetting these charges was an adjustment relating to deferred rent liability relating to these premises of $9.8 million.

The Company also recorded inventory write-downs of $15.5 million, intangibles write-downs of $19.3 million, and a charge related to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Consolidated Statements of Operations during the year ended December 31, 2014.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Debt and Financing

Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of December 31, 2016
	Amount	Effective Interest Rates
Senior Notes:
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(16.3)
Total	$2,133.7

In February 2016, the Company issued $350 million aggregate principal amount of 3.125% senior notes due 2019 ("2019 Notes") and $150 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"). In March 2015, the Company issued $300.0 million aggregate principal amount of 3.30% senior notes due 2020 ("2020 Notes") and $300.0 million aggregate principal amount of 4.35% senior notes due 2025 ("2025 Notes"). In March 2014, the Company issued $350.0 million aggregate principal amount of the 2024 Notes, which form a single series and are fully fungible with the 2024 Notes issued in February 2016. In March 2011, the Company issued $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes") and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes").

As of December 31, 2016, the Company's aggregate debt maturities based on outstanding principle were as follows (in millions):

Years Ending December 31,	Amount
2017	$—
2018	—
2019	350.0
2020	300.0
2021	300.0
Thereafter	1,200.0
Total	$2,150.0

The "2019 Notes", "2020 Notes", "2021 Notes", "2024 Notes", "2025 Notes" and "2041 Notes" collectively the "Notes" are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2016, the Company was in compliance with all covenants in the indentures governing the Notes.

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

As of December 31, 2016, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Financing Arrangements

The Company provides certain channel partners access to extended financing arrangements that require longer payment terms than those typically provided by the Company by factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets.

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $95.6 million, $72.5 million and $440.3 million during the years ended December 31, 2016, 2015, and 2014, respectively. The Company received cash proceeds from financing providers of $83.2 million, $99.3 million, and $602.1 million during the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and December 31, 2015, the amounts owed by the financing provider were $13.6 million and $1.2 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11. Equity

Cash Dividends on Shares of Common Stock

During 2016, the Company declared four quarterly cash dividends of $0.10 per share on its common stock on January 27, 2016, April 28, 2016, July 26, 2016 and October 25, 2016, which were paid on March 22, 2016, June 22, 2016, September 22, 2016 and December 22, 2016, respectively, to stockholders of record as of the close of business on March 1, 2016, June 1, 2016, September 1, 2016, and December 1, 2016, respectively, in the aggregate amount of $152.5 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper Networks or authorized committee thereof. See Note 18, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2016.

Stock Repurchase Activities

In February 2014, the Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program ("Stock Repurchase Program"). In October 2014 and July 2015, the Board authorized a $1.3 billion and $500.0 million increase, respectively, to the Stock Repurchase Program for a total of $3.9 billion. As of December 31, 2016, there was $219.7 million of authorized funds remaining under the Stock Repurchase Program. In February 2017, the Board approved an incremental $500.0 million stock repurchase authorization under the Stock Repurchase Program. In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase programs and accelerated share repurchase, and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Shares Repurchased	Average Price Per Share	Amount Repurchased
2016
Repurchases under stock repurchase program	13.5	$23.25	$312.9
Repurchases for tax withholding	0.5	$24.51	$11.7
2015
Repurchases under stock repurchase program	45.4	$25.16	$1,142.5
Repurchases for tax withholding	0.4	$26.70	$11.1
2014
Repurchases under stock repurchase program	46.8	$22.42	$1,050.0
Accelerated share repurchase(*)	49.3	$24.35	1,200.0
Repurchases for tax withholding	0.6	$19.69	$12.5
_______________________________

(*)
As part of the Stock Repurchase Program, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of the Company's common stock. The Company made an up-front payment of $1.2 billion pursuant to the ASR to repurchase the Company's common stock. The aggregate number of shares ultimately purchased was determined based on a volume weighted average repurchase price, less an agreed upon discount. The shares received with respect to the ASR have been retired. Retired shares return to authorized but unissued shares of common stock.

Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock repurchase programs may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to December 31, 2016.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the years ended December 31, 2016 and December 31, 2015 were as follows (in millions):

	Unrealized Gains on Available-for- Sale Securities(1)	Unrealized Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	$8.4	$(4.2)	$(18.0)	$(13.8)
Other comprehensive gain (loss) before reclassifications	9.1	(6.7)	(16.9)	(14.5)
Amount reclassified from accumulated other comprehensive loss	(0.5)	9.6	—	9.1
Other comprehensive gain (loss), net	8.6	2.9	(16.9)	(5.4)
Balance as of December 31, 2015	$17.0	$(1.3)	$(34.9)	$(19.2)
Other comprehensive gain (loss) before reclassifications	0.8	(2.1)	(14.5)	(15.8)
Amount reclassified from accumulated other comprehensive loss	(1.2)	(1.1)	—	(2.3)
Other comprehensive (loss), net	(0.4)	(3.2)	(14.5)	(18.1)
Balance as of December 31, 2016	$16.6	$(4.5)	$(49.4)	$(37.3)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2016 and December 31, 2015 for realized gains on available-for-sale securities were insignificant, and were included in other (expense) income, net, in the Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss for realized gains and losses on cash flow hedges are included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations. These amounts were insignificant during the years ended December 31, 2016 and December 31, 2015.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2015 Equity Incentive Plan (the “2015 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”), and the 2008 Employee Stock Purchase Plan (the “ESPP”). Under these plans, the Company has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). In addition, in connection with certain past acquisitions, the Company has assumed stock options, RSUs, restricted stock awards ("RSAs"), and PSAs under the stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs, and PSAs, respectively.

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock plus the addition of any shares subject to outstanding awards under the 2006 Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. As of December 31, 2016, an aggregate of 19.3 million shares were subject to outstanding equity awards under the 2015 Plan and the 2006 Plan. As of December 31, 2016, 22.5 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

As of December 31, 2016, a total of approximately 40.7 million shares of common stock were reserved for future issuance upon exercise of stock options and vesting of RSUs, RSAs, and PSAs, and for the future grant of share-based compensation awards under the Company's equity incentive plans.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 26.0 million shares of the Company's common stock for issuance under the ESPP, which includes an additional 7.0 million shares approved by the Company's stockholders in May 2015. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of December 31, 2016, approximately 21.1 million shares have been issued and 4.9 million shares remain available for future issuance under the ESPP.

On December 6, 2016, the Company completed the acquisition of AppFormix. In connection with the acquisition, the Company assumed stock options, RSUs, RSAs, and PSAs that had been granted under the AppFormix, Inc. Amended and Restated 2013 Stock Plan (the "AppFormix Plan") and converted the awards for Juniper Networks' stock options, RSUs, RSAs, and PSAs, respectively, based on an exchange ratio set forth in the acquisition agreement. The Company assumed an aggregate of 0.9 million shares of stock options, RSUs, RSAs, and PSAs in connection with the acquisition of AppFormix. No additional awards can be granted under the AppFormix Plan.

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

During 2014, the Company completed the acquisition of WANDL and assumed the WANDL Inc. 2013 Restricted Stock Unit Plan. In connection with this plan, the Company assumed RSUs, RSAs, and PSAs and exchanged the assumed awards for Juniper Networks' RSUs, RSAs, and PSAs, respectively. The Company assumed an aggregate of 1.5 million shares of RSUs, RSAs, and PSAs in connection with the acquisition of WANDL. No additional awards can be granted under this plan.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, stock options, RSUs, RSAs, and PSAs representing approximately 4.1 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2016 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	23.1	$25.15	2.4	$44.6
Canceled	(0.6)	30.15
Exercised	(5.4)	19.76
Expired	(7.2)	29.11
Balance as of December 31, 2014	9.9	$24.87	2.0	$24.7
Canceled	(0.1)	23.65
Exercised	(3.5)	19.78
Expired	(2.7)	27.99
Balance as of December 31, 2015	3.6	$27.52	2.1	$16.6
Assumed in acquisitions	0.1	7.01
Cancelled	(0.3)	36.57
Exercised	(0.7)	14.47
Expired	(0.3)	24.84
Balance as of December 31, 2016	2.4	$29.20	1.6	$9.9

As of December 31, 2016:
Vested and expected-to-vest options	2.4	$29.20	1.6	$9.9
Exercisable options	2.3	$29.95	1.3	$8.2

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.26 per share as of December 30, 2016 and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $7.1 million, $27.5 million, and $33.4 million for 2016, 2015, and 2014, respectively. Total fair value of options vested during 2016, 2015, and 2014 was $3.9 million, $7.0 million, and $20.8 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additional information regarding outstanding and exercisable options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price (In dollars)	Number Outstanding (In millions)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price (In dollars)	Number Exercisable (In millions)	Weighted Average Exercise Price (In dollars)
$0.03 - $18.45	0.4	5.4	$4.60	0.3	$4.05
$19.73 - $27.44	0.3	0.9	25.58	0.3	25.58
$29.33 - $29.33	—	1.5	29.33	—	29.33
$29.89 - $29.89	0.6	0.2	29.89	0.6	29.89
$30.01 - $31.94	0.2	0.9	30.60	0.2	30.60
$34.73 - $34.73	0.1	0.9	34.73	0.1	34.73
$36.49 - $36.49	—	1.0	36.49	—	36.49
$38.93 - $38.93	0.1	1.4	38.93	0.1	38.93
$40.26 - $40.26	0.5	1.2	40.26	0.5	40.26
$44.00	0.2	1.1	44.00	0.2	44.00
$0.03 - $44.00	2.4	1.6	$29.20	2.3	$29.95

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three years ended December 31, 2016 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	25.4	$23.44	1.1	$573.5
RSUs granted(1)(4)	10.0	22.52
RSUs assumed(2)	0.4	22.66
RSAs assumed(2)	0.9	22.66
PSAs granted(3)(4)	1.4	24.25
PSAs assumed(2)	0.2	22.66
RSUs vested(5)	(7.3)	22.98
RSAs vested(5)	(1.4)	19.59
PSAs vested(5)	(1.1)	36.19
RSUs canceled	(4.0)	21.63
PSAs canceled	(3.2)	30.43
Balance as of December 31, 2014	21.3	$22.05	1.1	$475.0
RSUs granted(1)(4)	8.9	23.41
PSAs granted(4)(6)	1.0	23.76
RSUs vested(5)	(7.2)	22.58
RSAs vested(5)	(1.8)	20.13
PSAs vested(5)	(0.3)	22.52
RSUs canceled	(2.3)	22.18
PSAs canceled	(1.0)	22.27
Balance at December 31, 2015	18.6	$22.71	1.1	$514.1
RSUs granted(1)(4)	8.1	24.75
RSUs assumed in acquisitions(8)	0.3	24.50
RSAs assumed in acquisitions(8)	0.7	25.51
PSAs granted (4)(7)	1.2	25.39
PSAs assumed in acquisitions(8)	2.6	23.83
RSUs vested(5)	(6.7)	22.55
RSAs vested(5)	(0.9)	20.64
PSAs vested(5)	(0.7)	21.83
RSUs canceled	(1.6)	23.20
PSAs canceled	(0.7)	22.71
Balance at December 31, 2016	20.9	$24.05	1.1	$590.6

As of December 31, 2016
Vested and expected-to-vest RSUs, RSAs, and PSAs	17.9	$24.06	1.0	$505.3
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2006 Plan and 2015 Plan according to their terms.

(2)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

(5)	Total fair value of RSUs, RSAs, and PSAs vested during 2016, 2015, and 2014 was $185.7 million, $202.7 million, and $238.5 million, respectively.

(6)
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

(7)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.9 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 1.2 million shares.

(8)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of BTI, Aurrion and AppFormix.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan:

Number of Shares
Balance as of December 31, 2015	36.7
RSUs and PSAs granted(1)	(19.6)
RSUs and PSAs canceled(1)(2)	4.8
Options canceled(2)	0.3
Options expired(2)	0.3
Balance as of December 31, 2016	22.5
________________________________

(1)
RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant under the 2015 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)
Cancelled or expired options under the 2006 Plan and the 1996 Plan and cancelled RSUs and PSAs under the 2006 Plan are no longer available for future grant under such plans; however, the number of shares available for grant under the 2015 Plan will be increased by the amount of such cancelled or expired options, RSUs or PSAs, as applicable, up to a maximum of 29.0 million additional shares of common stock, pursuant to the terms of the 2015 Plan.

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 2.7 million, 2.7 million, and 2.9 million shares of common stock through the ESPP at an average exercise price of $19.66, $19.25, and $19.30 per share during 2016, 2015, and 2014, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for stock options, ESPP, and market-based RSUs were as follows:

	Years Ended December 31,
	2016	2015	2014
ESPP:
Volatility	32%	29%	30%
Risk-free interest rate	0.4%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5
Dividend yield	1.8%	1.7%	0% - 1.8%
Weighted-average fair value per share	$5.56	$5.63	$5.72

Market-based RSUs
Volatility	36%	34%	36%
Risk-free interest rate	1.2%	1.4%	1.6%
Dividend yield	1.7%	1.8%	0% - 2.0%
Weighted-average fair value per share	$14.71	$14.97	$16.89

Stock Options Assumed
Volatility	31%	—	—
Risk-free interest rate	0.7%	—	—
Expected life (years)	1.3	—	—
Dividend yield	1.7%	—	—
Weighted-average fair value per share	$16.17	—	—

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues - Product	$6.4	$5.6	$5.0
Cost of revenues - Service	15.3	13.8	14.2
Research and development	126.5	125.4	134.5
Sales and marketing	55.2	45.6	60.2
General and administrative	23.4	26.9	26.1
Total	$226.8	$217.3	$240.0

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2016	2015	2014
Stock options	$4.4	$6.6	$14.9
RSUs, RSAs, and PSAs	206.9	197.3	209.7
ESPP	15.5	13.4	15.4
Total	$226.8	$217.3	$240.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of December 31, 2016 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$1.2	2.3
RSUs, RSAs, and PSAs	$269.3	1.6

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $20.7 million, $19.6 million, and $20.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within restricted cash and investments and offsetting obligations are included within other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2016. The NQDC plan assets are included within short-term investments and offsetting obligations are included within accrued compensation in the Consolidated Balance Sheets as of December 31, 2015. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other (expense) income, net, and the offsetting compensation expense is recorded as operating expenses in the Consolidated Statements of Operations. The deferred compensation liability under the NQDC plan was approximately $21.0 million and $17.7 million as of December 31, 2016 and December 31, 2015, respectively.

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

The following table presents net revenues by product and service (in millions):

	Years Ended December 31,
	2016	2015	2014
Routing	$2,352.9	$2,359.2	$2,223.9
Switching	858.0	768.3	721.2
Security	318.0	435.6	463.6
Total product	3,528.9	3,563.1	3,408.7

Total service	1,461.2	1,294.7	1,218.4
Total	$4,990.1	$4,857.8	$4,627.1

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2016	2015	2014
Americas:
United States	$2,737.0	$2,568.6	$2,410.6
Other	231.8	223.6	219.7
Total Americas	2,968.8	2,792.2	2,630.3
Europe, Middle East, and Africa	1,238.1	1,320.3	1,263.3
Asia Pacific	783.2	745.3	733.5
Total	$4,990.1	$4,857.8	$4,627.1

During the years ended December 31, 2016, 2015, and 2014, no customer accounted for greater than 10% of the Company's net revenues.

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of December 31,
	2016	2015
United States	$1,046.6	$925.5
International	147.4	129.4
Property and equipment, net and purchased intangible assets, net	$1,194.0	$1,054.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2016 and December 31, 2015, were attributable to U.S. operations.

Note 14.	Income Taxes

The components of pretax income (loss) and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Domestic	$466.2	$456.3	$(509.7)
Foreign	361.2	395.9	423.4
Total pretax income (loss)	$827.4	$852.2	$(86.3)

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Current provision:
Federal	$121.4	$181.4	$180.1
States	10.3	15.9	15.2
Foreign	46.0	43.3	33.7
Total current provision	177.7	240.6	229.0
Deferred provision (benefit):
Federal	57.2	(16.7)	17.3
States	4.3	(0.4)	1.2
Foreign	(4.5)	(5.0)	0.5
Total deferred provision (benefit)	57.0	(22.1)	19.0
Total provision for income taxes	$234.7	$218.5	$248.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to pretax income (loss) as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Expected provision (benefit) at 35% rate	$289.6	$298.3	$(30.2)
State taxes, net of federal benefit	8.9	8.9	9.5
Foreign income at different tax rates	(53.4)	(68.9)	(90.2)
R&D tax credits	(16.8)	(12.7)	(17.1)
Share-based compensation	10.5	13.2	25.3
Non-deductible goodwill impairment	—	—	297.5
Gain on sale of Junos Pulse	—	—	75.6
Release of valuation allowance	(0.7)	—	(22.8)
Domestic production activities	(9.5)	(15.1)	(6.8)
Non-deductible compensation	2.4	3.7	3.2
Cost sharing adjustment(*)	—	(13.2)	—
Other	3.7	4.3	4.0
Total provision for income taxes	$234.7	$218.5	$248.0
________________________________

(*)
Represents cumulative impact through fiscal year 2014 for the change in treatment of share-based compensation as a result of the U.S. Tax Court decision in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015).

In 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding share-based compensation from its inter-company cost-sharing arrangement. As a result, the Company has reversed the inclusion of share-based compensation in its cost-sharing arrangement as a cumulative adjustment in the quarter ended September 30, 2015. Because this change to cost sharing increases the Company's cumulative foreign earnings, approximately $70.3 million of the gross income tax benefit associated with this change has been offset by an increase in income tax expense accrued upon the company’s foreign earnings. In 2016, the IRS filed an appeal to the Altera decision rendered by the Court, which appeal is currently pending. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$23.8	$1.0
Research and other credit carry-forwards	137.5	128.7
Deferred revenue	125.6	109.3
Stock-based compensation	52.3	49.1
Cost sharing adjustment	69.9	70.1
Reserves and accruals not currently deductible	141.3	173.9
Other	12.8	19.2
Total deferred tax assets	563.2	551.3
Valuation allowance	(154.4)	(146.2)
Deferred tax assets, net of valuation allowance	408.8	405.1
Deferred tax liabilities:
Property and equipment basis differences	(58.1)	(44.1)
Purchased intangibles	(28.8)	(3.1)
Unremitted foreign earnings	(311.4)	(290)
Deferred compensation and other	(11.0)	(12.0)
Total deferred tax liabilities	(409.3)	(349.2)
Net deferred tax (liabilities) assets	$(0.5)	$55.9

As of December 31, 2016 and 2015, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $154.4 million and $146.2 million, respectively. The balance at December 31, 2016 consisted of approximately $134.8 million and $11.9 million against the Company's California and Massachusetts deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets on which the Company recorded a valuation allowance of approximately $7.7 million related to losses that are capital in nature and may carry forward to offset future capital gains only. The valuation allowance increased in 2016 and 2015 by $8.2 million and $1.7 million, respectively, primarily related to the change in California and Massachusetts R&D tax credits.

As of December 31, 2016, the Company had federal and California net operating loss carry-forwards of approximately $55.9 million and $111.4 million, respectively. The California net operating loss carry-forwards of $111.4 million are expected to expire unused. The Company also had federal and California tax credit carry-forwards of approximately $2.7 million and $246.5 million, respectively. Approximately $20.8 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2017. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $2.4 billion of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2016. These earnings are considered indefinitely invested in operations outside of the U.S., as the Company intends to utilize these amounts to fund future expansion of its international operations. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2016, 2015, and 2014, the total amount of gross unrecognized tax benefits was $223.1 million, $216.1 million, and $199.2 million, respectively. As of December 31, 2016, approximately $194.7 million of the $223.1 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$216.1	$199.2	$137.6
Tax positions related to current year:
Additions	27.2	18.1	62.5
Tax positions related to prior years:
Additions	1.0	5.3	0.6
Reductions	(4.1)	(2.9)	—
Settlements	(14.3)	—	—
Lapses in statutes of limitations	(2.8)	(3.6)	(1.5)
Balance at end of year	$223.1	$216.1	$199.2

As of December 31, 2016, 2015, and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $31.3 million, $24.1 million, and $22.3 million, respectively, to other long-term liabilities in the Consolidated Balance Sheets. The Company recognized an expense for net interest and penalties of $6.0 million, $2.5 million, and $2.8 million in its Consolidated Statements of Operations during the years ended December 31, 2016, 2015, and 2014, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.7 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the Netherlands, U.K., France, Germany, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2007.

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. In March 2016, the IRS concluded its field audit and issued a final assessment. The Company is appealing this assessment. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2016, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

In June 2016, the California Franchise Tax Board (“FTB”) concluded its audit of the 2004 through 2006 tax years. As a result of the closure of the California FTB audit, the gross unrecognized tax benefits was reduced by approximately $14.3 million, which did not affect the Company’s effective tax rate. The Company is no longer subject to an audit of its California income taxes through the 2006 tax year.

The Company is also subject to separate ongoing examinations by the UK tax authorities for the 2013 through 2014 tax years, the French tax authorities for the 2014 through 2015 tax years, the German tax authorities for the 2010 through 2013 tax years, the Australia tax authorities for the 2016 tax year, and the India tax authorities for the 2003 tax year, the 2004 through 2008 tax years, and the 2009 through 2012 tax years. As of December 31, 2016, the Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Note 15. Net Income per Share

The Company computed basic and diluted net income (loss) per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$592.7	$633.7	$(334.3)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	381.7	390.6	457.4
Dilutive effect of employee stock awards	6.1	8.8	—
Weighted-average shares used to compute diluted net income (loss) per share	387.8	399.4	457.4
Net income (loss) per share:
Basic	$1.55	$1.62	$(0.73)
Diluted	$1.53	$1.59	$(0.73)

Anti-dilutive:
Potential anti-dilutive shares	2.5	3.4	20.8

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies

Commitments

Operating and Other Lease Arrangements

The following table summarizes the Company’s future minimum payments under non-cancelable operating and other lease arrangements for each of the next five years and thereafter as of December 31, 2016 (in millions):

Years Ending December 31,	Operating Leases	Other Lease Arrangement
2017	$33.1	$3.5
2018	26.3	9.8
2019	17.2	13.2
2020	12.6	13.5
2021	8.4	13.8
Thereafter	17.3	61.7
Total	$114.9	$115.5

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through March 2026. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Rent expense for 2016, 2015, and 2014 was approximately $37.9 million, $43.2 million, and $46.0 million, respectively.

Other Lease Arrangement

On July 10, 2015, the Company entered into a lease arrangement through March 2026 in which the Company has the option to extend the term of the lease for up to an additional twenty years in increments of either five years or ten years, for approximately 63,000 square feet of space in the State of Washington. As of December 31, 2016, the total payment under the lease agreement over the ten-year term is approximately $115.5 million of which $61.6 million is included in other-long term liabilities on the Consolidated Balance Sheets. The lease agreement provides the Company with a tenant allowance of $6.0 million to be used for tenant leasehold improvements. Any unused tenant allowance may be applied as a credit to the rent payment. During the year ended December 31, 2016, the Company received reimbursement for tenant allowances of $4.4 million. The space is used, among other things, to consolidate certain of the Company's laboratory operations currently located in Sunnyvale, California.

Due to certain contractual obligations during the construction period, the Company was deemed the owner of the property during that period. As of December 31, 2015, the Company capitalized the construction costs by recording a build-to-suit lease asset under construction in progress of $45.6 million, which is a component of property and equipment, net, and a corresponding build-to-suit financing liability, which is a component of other long-term liabilities, in the Consolidated Balance Sheets. Through the date of construction completion, the Company recorded additional construction costs and a corresponding build-to-suit financing liability of $15.3 million.

Upon the completion of construction in April 2016, the Company assessed whether the arrangement qualified under the sale-leaseback accounting guidance. The Company concluded that it had a certain form of continuing economic involvement in the facility, which precluded sale-leaseback accounting treatment. As a result, a total of $60.9 million of costs capitalized were placed in service and are being depreciated over the lease term.
Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $686.2 million as of December 31, 2016.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2016, the Company had accrued $14.0 million based on its estimate of such charges.

Clock-Signal, Supplier Component Remediation Liability

As of December 31, 2016, the Company recorded approximately $10.8 million in other accrued liabilities on the Consolidated Balance Sheets for the expected remediation costs for certain products containing a defect in a clock-signal component manufactured by a third-party supplier. The Company has been advised by the component supplier that components may begin to fail after the product has been in operation for 18 months. The Company is in the process of working with its customers and the component supplier to implement a remediation.

Debt and Interest Payment on Debt

As of December 31, 2016, the Company held long-term debt consisting of the Notes with a carrying value of $2,133.7 million. See Note 10, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

Other Contractual Obligations

As of December 31, 2016, other contractual obligations primarily consisted of $46.2 million of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices.
Tax Liabilities

As of December 31, 2016, the Company had $209.2 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of December 31, 2016, the Company recorded $28.9 million for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance, standby letters of credit for certain lease facilities and insurance programs, and guarantees related to third-party customer-financing arrangements of $6.0 million and $15.8 million, as of December 31, 2016 and December 31, 2015, respectively.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Litigations and Investigations

In addition to the investigations discussed above, the Company is involved in other investigations, disputes, litigations, and legal proceedings. The Company intends to aggressively defend itself in these matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these existing claims or proceedings are likely to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

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

Note 17. Selected Quarterly Financial Data (Unaudited)

The tables below set forth selected unaudited financial data for each quarter of the two years ended December 31, 2016 (in millions, except per share amounts):

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$1,097.9	$1,221.3	$1,285.3	$1,385.6
Gross margin(1)	690.9	756.4	799.5	857.7
Income before income taxes	126.5	192.2	236.6	272.1
Net income	$91.4	$140.0	$172.4	$188.9

Net income per share:(2)
Basic	$0.24	$0.37	$0.45	$0.50
Diluted	$0.23	$0.36	$0.45	$0.49

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$1,067.4	$1,222.2	$1,248.6	$1,319.6
Gross margin	657.3	781.5	797.4	842.4
Income before income taxes	116.0	226.0	249.6	260.6
Net income	$80.2	$158.0	$197.7	$197.8

Net income per share:(2)
Basic	$0.20	$0.41	$0.52	$0.52
Diluted	$0.19	$0.40	$0.51	$0.51
_______________

(1)
Gross margin for the fourth quarter of 2016 includes a $10.8 million charge for expected remediation costs for certain products containing a defect in a clock-signal component manufactured by a third-party supplier.

(2)	Net income per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year or any cumulative interim period.

Note 18. Subsequent Events

Dividend Declaration

On January 26, 2017, the Company announced that it had declared a quarterly cash dividend of $0.10 per share of common stock payable on March 22, 2017 to stockholders of record as of the close of business on March 1, 2017.

Stock Repurchase Activities

In February 2017, the Board approved an incremental $500.0 million stock repurchase authorization under the Stock Repurchase Program.

Subsequent to December 31, 2016, through the filing of this Annual Report on Form 10-K, the Company repurchased 4.5 million shares of its common stock, for an aggregate purchase price of $125.0 million at an average price of $28.03 per share, under the Stock Repurchase Program. Repurchases of 3.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Following the February 2017 increase to the Stock Repurchase Program, the Company has an aggregate of $594.7 million in authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities law and other legal requirements. This program may be discontinued at any time.

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2016, we completed the final phase of our multi-phase conversion to a new enterprise resource planning, or ERP, system by implementing the Customer Relationship Management, or CRM, and Financial Accounting & Reporting modules. As a result of this implementation, in the first quarter of 2016, internal controls were modified to align with the modified business processes and new system-based controls were implemented to adapt to the new ERP system functionalities. Certain interim controls put into operation in the first quarter of 2016 were phased out in part during the third and fourth quarters of 2016 as our new ERP system functionalities stabilized.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information concerning our Worldwide Code of Business Conduct that applies to our principal executive officer and all other employees appearing in the Proxy Statement under “Corporate Governance Principles and Board Matters,” is incorporated herein by reference.

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

ITEM 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services and the audit committee's pre-approval policies and procedures appearing in the Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Report:

Schedule	Page
Schedule II - Valuation and Qualifying Account	122

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

See Exhibit Index in this Report.

(b) Exhibits

See Exhibit Index in this Report.

(c) None

JUNIPER NETWORKS, JUNIPER, the Juniper Networks logo, JUNOS, CONTRAIL, BTI, BTI SYSTEMS, APPFORMIX, AURRION, NETSCREEN, and SCREENOS are registered trademarks of Juniper Networks, Inc. and/or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 24, 2017	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 24, 2017	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rami Rahim, Brian Martin, and Kenneth Miller, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Kenneth B. Miller

/s/ Terrance F. Spidell	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Terrance F. Spidell

/s/ Scott Kriens	Chairman of the Board	February 24, 2017
Scott Kriens

/s/ Pradeep Sindhu	Vice Chairman of the Board and Chief Technical Officer	February 24, 2017
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 24, 2017
Robert M. Calderoni

Signature	Title	Date

/s/ Rahul Merchant	Director	February 24, 2017
Rahul Merchant

/s/ James Dolce	Director	February 24, 2017
James Dolce

/s/ Mercedes Johnson	Director	February 24, 2017
Mercedes Johnson

/s/ Kevin DeNuccio	Director	February 24, 2017
Kevin DeNuccio

/s/ Gary Daichendt	Director	February 24, 2017
Gary Daichendt

/s/ William R. Stensrud	Director	February 24, 2017
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015, and 2014
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2016	$9.3	$1.0	$(2.7)	$7.6
2015	$4.7	$6.5	$(1.9)	$9.3
2014	$5.4	$(0.7)	$—	$4.7

		Additions
Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Charged to Other Accounts	Used	Balance at End of Year
2016	$71.2	$44.6	$89.6	$(134.0)	$71.4
2015	$50.2	$65.4	$92.6	$(137.0)	$71.2
2014	$49.0	$53.2	$80.9	$(132.9)	$50.2

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc.	10-K	3.1	001-34501	2/26/2014
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	001-34501	11/18/2016
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.2	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.3	Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York	8-K	4.1	001-34501	3/4/2014
4.4	Third Supplemental Indenture, dated March 4, 2015, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/10/2015
4.5	Fourth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	2/29/2016
4.6	Fifth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.2	001-34501	2/29/2016
4.7	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021	8-K	4.10	001-34501	3/4/2011
4.8	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.11	001-34501	3/4/2011
4.9	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024	8-K	4.1	001-34501	3/4/2014
4.10	Form of Note for Juniper Networks, Inc.’s 3.300% Senior Notes due 2020	8-K	4.2	001-34501	3/10/2015
4.11	Form of Note for Juniper Networks, Inc.’s 4.350% Senior Notes due 2025	8-K	4.3	001-34501	3/10/2015
4.12	Form of Note for Juniper Networks, Inc.’s 3.125% Senior Notes due 2019	8-K	4.2	001-34501	2/29/2016
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees++	10-Q	10.1	000-26339	11/14/2003
10.2	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees, approved for use on November 1, 2016*++
10.3	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014++	10-Q	10.9	001-34501	11/10/2014
10.4	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.5	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.6	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.7	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.8	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.2	000-26339	5/9/2008
10.9	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.3	000-26339	5/9/2008
10.10	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.11	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.4	333.204297	5/19/2015
10.12	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000.34501	11/5/2010
10.13	Amended and Restated Juniper Networks, Inc. Performance Bonus Plan++, effective January 1, 2017	8-K	10.1	001-34501	5/27/2016

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.14	BTI Systems Inc. Amended and restated 2012 Stock Option Plan and Long-Term Incentive Plan++	S-8	4.3	333-211821	6/3/2016
10.15	Aurrion, Inc. Amended and Restated 2008 Equity Incentive Plan++	S-8	4.3	333-213490	9/2/2016
10.16	AppFormix Inc. Amended and Restated 2013 Stock Plan*++
10.17	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.18	WANDL, Inc. 2013 Restricted Stock Unit Plan++	S-8	4.4	333-193906	2/12/2014
10.19	Amended and Restated Contrail Systems Inc. 2012 Stock Plan, dated December 2, 2012++	10-K	10.56	001-34501	2/26/2013
10.20	Juniper Networks, Inc. 2015 Equity Incentive Plan++	S-8	4.3	333-204297	5/19/2015
10.21	Form of Restricted Stock Unit Agreement effective as of May 19, 2015++	8-K	10.2	001-34501	5/20/2015
10.22	Form of Performance Share Agreement effective as of May 19, 2015++	8-K	10.3	001-34501	5/20/2015
10.23	Form of Stock Option Agreement effective as of May 19, 2015++	8-K	10.4	001-34501	5/20/2015
10.24	Lease between Mathilda Associates LLC and the Registrant, dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.25	Lease between Mathilda Associates LLC and the Registrant, dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.26	Lease between Mathilda Associates II LLC and the Registrant, dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
10.27	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.28	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.29	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.30	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.31	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant, dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.32	Form of Severance Agreement for Certain Officers, approved for use on September 19, 2016++	8-K	10.1	001-34501	9/20/2016
10.33	Form of Change of Control Agreement for Certain Officers, approved for use on August 26, 2015++	8-K	10.1	001-34501	8/31/2015
10.34	Form of Change of Control Agreement for Certain Officers, approved for use on September 19, 2016++	8-K	10.2	001-34501	9/20/2016
10.35	Share Repurchase Transaction Agreement, dated February 27, 2014, between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.	10-Q	10.1	001-34501	5/8/2014
10.36	Share Repurchase Transaction Agreement, dated February 27, 2014, between Juniper Networks, Inc. and Goldman, Sachs & Co.	10-Q	10.2	001-34501	5/8/2014
10.37	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.38	Credit Agreement, dated as of June 27, 2014, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent	8-K	10.1	001-34501	6/27/2014
10.39	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.1	001-34501	11/10/2014
10.40	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.2	001-34501	11/10/2014

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.41	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.3	001-34501	11/10/2014
10.42	Consent to Assignment and Third Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.4	001-34501	11/10/2014
10.43	Consent to Assignment and Second Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)	10-Q	10.5	001-34501	11/10/2014
10.44	Consent to Assignment and Amendment No. 3 to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)	10-Q	10.6	001-34501	11/10/2014
10.45	Sublease by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord, dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.7	001-34501	11/10/2014
10.46	First Amendment to Sublease, dated June 30, 2015, by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.3	001-34501	11/5/2015
10.47	Consent to Sublease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)	10-Q	10.8	001-34501	11/10/2014
10.48	First Amendment to Consent to Sublease, dated August 28, 2015, by and between FSP-Sunnyvale Office Park, LLC, Juniper Networks, Inc., and Google Inc.	10-Q	10.4	001-34501	11/5/2015
10.49	Employment Offer Letter, dated November 18, 2014, between Juniper Networks, Inc. and Rami Rahim++	8-K	10.1	001-34501	11/24/2014
10.50	Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor++	10-Q	10.1	001-34501	5/8/2015
10.51	Amendment, dated August 26, 2015, to Employment Agreement, dated March 23, 2015, between Juniper Networks, Inc. and Mitchell Gaynor++	10-Q	10.1	001-34501	11/5/2015
10.52	Employment Offer Letter between Juniper Networks, Inc. and Brian Martin++	10-Q	10.2	001-34501	11/5/2015
10.53	Agreement, dated April 7, 2015, between Juniper Networks, Inc. and Shaygan Kheradpir++	8-K/A	10.1	001-34501	4/10/2015
10.54	Severance Agreement, dated October 16, 2015, between Juniper Networks, Inc. and Brian Martin++	10-Q	10.6	001-34501	11/5/2015
10.55	Severance Agreement, dated February 20, 2015, between Juniper Networks, Inc. and Robyn Denholm++	10-K	10.67	001-34501	2/20/2015
10.56	Indemnification Trust Agreement, dated June 23, 2003, by and among Juniper Networks, Inc., BNY Mellon Trust of Delaware (formerly The Bank of New York (Delaware)) and Mitchell L. Gaynor, as the Beneficiaries’ Representative++	10-K	10.58	001-34501	2/19/2016
10.57	Amendment No. 1 to Indemnification Trust Agreement by and among Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and Mitchell L. Gaynor, as the Beneficiaries’ Representative, dated March 2014++	10-K	10.59	001-34501	2/19/2016
10.58
Amendment No. 2 to Indemnification Trust Agreement by and among Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and Mitchell L. Gaynor, as the Beneficiaries’ Representative, dated November 1, 2016*++

10.59	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015++	10-K	10.60	001-34501	2/29/2016
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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
ITEM 16. Form 10-K Summary

Not applicable.