Form 10-Q
period 2017-03-31
JUNIPER NETWORKS INC
filed 2017-05-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 382,096,479 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 5, 2017.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Product	$828.9	$753.0
Service	392.1	344.9
Total net revenues	1,221.0	1,097.9
Cost of revenues:
Product	330.2	277.9
Service	144.2	129.1
Total cost of revenues	474.4	407.0
Gross margin	746.6	690.9
Operating expenses:
Research and development	276.2	251.0
Sales and marketing	244.2	231.8
General and administrative	50.5	59.4
Restructuring charges	19.4	—
Total operating expenses	590.3	542.2
Operating income	156.3	148.7
Other expense, net	(15.7)	(22.2)
Income before income taxes	140.6	126.5
Income tax provision	31.8	35.1
Net income	$108.8	$91.4

Net income per share:
Basic	$0.29	$0.24
Diluted	$0.28	$0.23
Shares used in computing net income per share:
Basic	380.9	383.2
Diluted	388.0	389.3
Cash dividends declared per common stock	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$108.8	$91.4
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized gains net of tax provision of $0.7 and benefit of $0.1, respectively	1.5	4.3
Reclassification adjustment for realized net (gains) losses included in net income, net of tax provisions of zero for each period	(0.1)	0.1
Net change on available-for-sale securities, net of taxes	1.4	4.4
Cash flow hedges:
Unrealized gains net of tax provision of $1.7 and $0.5, respectively	5.3	2.5
Reclassification adjustment for realized net losses included in net income, net of tax provision of $0.3 and benefit of $0.2, respectively	1.1	1.1
Net change on cash flow hedges, net of taxes	6.4	3.6
Change in foreign currency translation adjustments	7.9	3.7
Other comprehensive income, net of tax	15.7	11.7
Comprehensive income	$124.5	$103.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,242.0	$1,833.2
Short-term investments	742.3	752.3
Accounts receivable, net of allowances	670.9	1,054.1
Prepaid expenses and other current assets	338.6	332.3
Total current assets	3,993.8	3,971.9
Property and equipment, net	1,050.4	1,063.8
Long-term investments	1,059.4	1,071.8
Restricted cash and investments	93.5	99.9
Purchased intangible assets, net	125.9	130.2
Goodwill	3,079.4	3,081.7
Other long-term assets	235.6	237.2
Total assets	$9,638.0	$9,656.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$201.9	$221.0
Accrued compensation	177.4	233.6
Deferred revenue	992.5	1,032.0
Other accrued liabilities	210.8	249.3
Total current liabilities	1,582.6	1,735.9
Long-term debt	2,134.4	2,133.7
Long-term deferred revenue	500.5	449.1
Long-term income taxes payable	216.7	209.2
Other long-term liabilities	185.4	166.1
Total liabilities	4,619.6	4,694.0
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 382.5 shares and 381.1 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,288.7	8,281.6
Accumulated other comprehensive loss	(21.6)	(37.3)
Accumulated deficit	(3,248.7)	(3,281.8)
Total stockholders' equity	5,018.4	4,962.5
Total liabilities and stockholders' equity	$9,638.0	$9,656.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$108.8	$91.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	62.0	51.8
Depreciation, amortization, and accretion	55.8	47.0
Deferred income taxes	15.3	21.1
(Gain) loss on investments and fixed assets, net	(1.0)	5.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	383.0	(3.2)
Prepaid expenses and other assets	(3.5)	(59.6)
Accounts payable	(18.4)	69.8
Accrued compensation	(47.2)	(89.3)
Income taxes payable	4.1	(24.2)
Other accrued liabilities	(25.5)	(29.8)
Deferred revenue	11.9	92.0
Net cash provided by operating activities	545.3	172.4
Cash flows from investing activities:
Purchases of property and equipment	(32.1)	(49.3)
Purchases of available-for-sale investments	(378.9)	(360.7)
Proceeds from sales of available-for-sale investments	218.8	286.2
Proceeds from maturities and redemptions of available-for-sale investments	184.3	79.6
Purchases of trading investments	(1.8)	(2.5)
Purchases of privately-held investments	—	(10.5)
Net cash used in investing activities	(9.7)	(57.2)
Cash flows from financing activities:
Proceeds from issuance of common stock	33.7	32.0
Purchases and retirement of common stock	(129.7)	(83.4)
Issuance of debt, net	—	494.0
Payment of debt	—	(300.0)
Payment of cash dividends	(38.0)	(38.3)
Net cash (used in) provided by financing activities	(134.0)	104.3
Effect of foreign currency exchange rates on cash and cash equivalents	7.2	5.6
Net increase in cash and cash equivalents	408.8	225.1
Cash and cash equivalents at beginning of period	1,833.2	1,420.9
Cash and cash equivalents at end of period	$2,242.0	$1,646.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period.

The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K").

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

Note 2. Summary of Significant Accounting Policies

Except for the change in certain policies related to share-based compensation upon adoption of the accounting standard described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Recently Adopted Accounting Standard
On January 1 2017, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2016-09 (Topic 718) Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture, statutory tax withholding requirements, and classification on the statement of cash flows. The impact of the adoption on the Company's condensed consolidated financial statements was as follows:

•
Forfeitures: The Company elected to account for forfeitures as they occur using a modified retrospective transition method, rather than estimating forfeitures, resulting in a cumulative-effect adjustment of $9.0 million, which increased the January 1, 2017 opening accumulated deficit balance on the Condensed Consolidated Balance Sheets.

•
Income tax accounting: The Company is also required to record excess tax benefits and tax deficiencies related to stock- based compensation as income tax benefit or expense in the statement of operations prospectively when share-based awards vest or are settled. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in no impact to the January 1, 2017 opening accumulated deficit balance as previously unrecognized excess tax effects were fully offset by a valuation allowance.

•
Cash flow presentation of excess tax benefits: The Company is required to classify excess tax benefits along with other income tax cash flows as an operating activity either prospectively or retrospectively. The Company elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from share-based compensation as a financing activity. There were no excess tax benefits reported in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recent Accounting Standards Not Yet Effective

In March 2017, the FASB issued ASU No. 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The ASU will not impact debt securities held at a discount. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, and is to be applied on a modified retrospective basis with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets which amends guidance on how entities account for the derecognition of a nonfinancial asset or an in substance nonfinancial asset that is not a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is to be applied on either a retrospective or modified retrospective basis with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating when a set of transferred assets and activities is a business. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740) Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for annual and interim reporting periods beginning after December 15, 2017 and is to be applied on a modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326) Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, using a modified retrospective adoption method. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements and disclosures.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases ("ASU 2016-02"), which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a lease term of more than twelve months. ASU 2016-02 should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard, however it is expected to have a material impact on the Company's Consolidated Financial Statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which changes how entities measure equity investments and present changes in the fair value of financial liabilities measured under the fair value option. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01will have on its Consolidated Financial Statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers and several amendments thereafter (“ASU 2014-09”), which provides guidance for revenue recognition that will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The core principle for ASU 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.

The Company intends to adopt ASU 2014-09 on January 1, 2018 retrospectively, applying the amendments to each prior reporting period presented and remains on schedule with its implementation and the preparation of its prior-period financial statements.

Upon adoption, the Company expects a material impact to the opening balance sheet as of January 1, 2016 related to the cumulative effect of adopting the standard, primarily due to the application of the new guidance in the areas of distributor sales, software revenue, contract acquisition costs, variable consideration, and revenue allocation. The Company will continue to assess the impact of ASU 2014-09 including any changes to systems, processes and the control environment as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. In addition, there are ongoing interpretive reviews, which may alter the Company's conclusions and the financial impact of ASU 2014-09. For further information, refer to Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of March 31, 2017 and December 31, 2016 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2017
Fixed income securities:
Asset-backed securities	$314.6	$—	$(0.4)	$314.2
Certificates of deposit	57.4	—	—	57.4
Commercial paper	125.9	—	—	125.9
Corporate debt securities	856.1	0.8	(1.5)	855.4
Foreign government debt securities	40.0	—	(0.1)	39.9
Time deposits	245.8	—	—	245.8
U.S. government agency securities	132.4	—	(0.4)	132.0
U.S. government securities	380.7	0.1	(0.4)	380.4
Total fixed income securities	2,152.9	0.9	(2.8)	2,151.0
Money market funds	1,117.3	—	—	1,117.3
Mutual Funds	8.3	—	—	8.3
Publicly-traded equity securities	4.6	1.6	—	6.2
Total available-for-sale securities	3,283.1	2.5	(2.8)	3,282.8
Trading securities in mutual funds	22.6	—	—	22.6
Total	$3,305.7	$2.5	$(2.8)	$3,305.4

Reported as:
Cash equivalents	$1,429.9	$—	$—	$1,429.9
Restricted investments	73.8	—	—	73.8
Short-term investments	741.0	1.8	(0.5)	742.3
Long-term investments	1,061.0	0.7	(2.3)	1,059.4
Total	$3,305.7	$2.5	$(2.8)	$3,305.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Fixed income securities:
Asset-backed securities	$303.0	$0.2	$(0.2)	$303.0
Certificates of deposit	66.1	—	—	66.1
Commercial paper	147.7	—	—	147.7
Corporate debt securities	846.5	0.4	(2.0)	844.9
Foreign government debt securities	34.0	—	(0.1)	33.9
Time deposits	264.6	—	—	264.6
U.S. government agency securities	127.0	—	(0.3)	126.7
U.S. government securities	390.7	0.1	(0.4)	390.4
Total fixed income securities	2,179.6	0.7	(3.0)	2,177.3
Money market funds	592.2	—	—	592.2
Mutual funds	8.0	—	—	8.0
Publicly-traded equity securities	5.3	—	(0.7)	4.6
Total available-for-sale securities	2,785.1	0.7	(3.7)	2,782.1
Trading securities in mutual funds	21.0	—	—	21.0
Total	$2,806.1	$0.7	$(3.7)	$2,803.1

Reported as:
Cash equivalents	$907.1	$—	$—	$907.1
Restricted investments	71.9	—	—	71.9
Short-term investments	753.4	0.1	(1.2)	752.3
Long-term investments	1,073.7	0.6	(2.5)	1,071.8
Total	$2,806.1	$0.7	$(3.7)	$2,803.1

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,092.0	$1,091.7
Due between one and five years	1,060.9	1,059.3
Total	$2,152.9	$2,151.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2017
Fixed income securities:
Asset-backed securities	$260.9	$(0.4)	$—	$—	$260.9	$(0.4)
Corporate debt securities	432.8	(1.4)	50.9	(0.1)	483.7	(1.5)
Foreign government debt securities	23.3	(0.1)	—	—	23.3	(0.1)
U.S. government agency securities	106.1	(0.4)	—	—	106.1	(0.4)
U.S. government securities	272.8	(0.4)	—	—	272.8	(0.4)
Total fixed income securities	1,095.9	(2.7)	50.9	(0.1)	1,146.8	(2.8)
Total available-for-sale securities	$1,095.9	$(2.7)	$50.9	$(0.1)	$1,146.8	$(2.8)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2016
Fixed income securities:
Asset-backed securities	$122.2	$(0.2)	$—	$—	$122.2	$(0.2)
Corporate debt securities	470.8	(1.9)	76.7	(0.1)	547.5	(2.0)
Foreign government debt securities	20.3	(0.1)	—	—	20.3	(0.1)
U.S. government agency securities	106.7	(0.3)	—	—	106.7	(0.3)
U.S. government securities	254.1	(0.4)	—	—	254.1	(0.4)
Total fixed income securities	974.1	(2.9)	76.7	(0.1)	1,050.8	(3.0)
Publicly-traded equity securities	4.6	(0.7)	—	—	4.6	(0.7)
Total available-for-sale securities	$978.7	$(3.6)	$76.7	$(0.1)	$1,055.4	$(3.7)

The Company had 544 and 494 investments in unrealized loss positions as of March 31, 2017 and December 31, 2016, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2017, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2017 and March 31, 2016.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2017 and March 31, 2016, there were no other-than-temporary impairments associated with these investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three months ended March 31, 2017 and March 31, 2016, there were no material gross realized gains or losses from either available-for-sale securities or from trading securities.

Restricted Cash and Investments

There have been no material changes to the composition of the Company's restricted cash and investments as described in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K. The restricted investments are designated as available-for-sale securities except relating to the non-qualified deferred compensation plan which are designated as trading securities. As of March 31, 2017, total restricted cash and investments was $114.0 million, of which $20.5 million was included in prepaid expenses and other current assets and $93.5 million was included in restricted cash and investments, respectively, on the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

As of March 31, 2017 and December 31, 2016, the carrying values of the Company's investments in privately-held companies of $62.7 million for both periods, were included in other long-term assets in the Condensed Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost. As of March 31, 2017 and December 31, 2016, the carrying value of the investments accounted for under the cost method were $20.4 million and $19.0 million, respectively. See Note 4, Fair Value Measurements, for the Company's investments in privately-held companies that are carried at fair value.

The Company adjusts the carrying value for its investments in privately-held companies that are carried at cost for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended March 31, 2016, the Company determined that certain investments in privately-held companies were other than-temporarily impaired, resulting in impairment charges of $5.1 million, that was recorded within other expense, net in the Condensed Consolidated Statement of Operations. There were no impairment charges for the three months ended March 31, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2017 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$314.2	$—	$314.2
Certificates of deposit	—	57.4	—	57.4
Commercial paper	—	125.9	—	125.9
Corporate debt securities	—	855.4	—	855.4
Foreign government debt securities	—	39.9	—	39.9
Money market funds	1,117.3	—	—	1,117.3
Mutual funds	8.3	—	—	8.3
Publicly-traded equity securities	6.2	—	—	6.2
Time Deposits	—	245.8	—	245.8
U.S. government agency securities	—	132.0	—	132.0
U.S. government securities	337.3	43.1	—	380.4
Total available-for-sale securities	1,469.1	1,813.7	—	3,282.8
Trading securities in mutual funds	22.6	—	—	22.6
Privately-held debt and redeemable preferred stock securities	—	—	42.3	42.3
Derivative assets:
Foreign exchange contracts	—	4.5	—	4.5
Total assets measured at fair value	$1,491.7	$1,818.2	$42.3	$3,352.2
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.2)	$—	$(1.2)
Total liabilities measured at fair value	$—	$(1.2)	$—	$(1.2)

Total assets measured at fair value, reported as:
Cash equivalents	$1,074.4	$355.5	$—	$1,429.9
Restricted investments	73.8	—	—	73.8
Short-term investments	186.8	555.5	—	742.3
Long-term investments	156.7	902.7	—	1,059.4
Prepaid expenses and other current assets	—	4.5	—	4.5
Other long-term assets	—	—	42.3	42.3
Total assets measured at fair value	$1,491.7	$1,818.2	$42.3	$3,352.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.2)	$—	$(1.2)
Total liabilities measured at fair value	$—	$(1.2)	$—	$(1.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$303.0	$—	$303.0
Certificates of deposit	—	66.1	—	66.1
Commercial paper	—	147.7	—	147.7
Corporate debt securities	—	844.9	—	844.9
Foreign government debt securities	—	33.9	—	33.9
Money market funds	592.2	—	—	592.2
Mutual funds	8.0	—	—	8.0
Publicly-traded equity securities	4.6	—	—	4.6
Time Deposits	—	264.6	—	264.6
U.S. government agency securities	—	126.7	—	126.7
U.S. government securities	345.0	45.4	—	390.4
Total available-for-sale securities	949.8	1,832.3	—	2,782.1
Trading securities in mutual funds	21.0	—	—	21.0
Privately-held debt and redeemable preferred stock securities	—	—	43.7	43.7
Derivative assets:
Foreign exchange contracts	—	0.9	—	0.9
Total assets measured at fair value	$970.8	$1,833.2	$43.7	$2,847.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(4.9)	$—	$(4.9)

Total assets measured at fair value, reported as:
Cash equivalents	$549.3	$357.7	$—	$907.0
Restricted investments	71.9	—	—	71.9
Short-term investments	178.1	574.3	—	752.4
Long-term investments	171.5	900.3	—	1,071.8
Prepaid expenses and other current assets	—	0.9	—	0.9
Other long-term assets	—	—	43.7	43.7
Total assets measured at fair value	$970.8	$1,833.2	$43.7	$2,847.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(4.9)	$—	$(4.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three months ended March 31, 2017, there were no purchases or sales or gains or losses related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2017, the Company had no assets measured at fair value on a nonrecurring basis. Investments in privately-held companies, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as significantly impacting the carrying value of the investments. As of December 31, 2016, certain investments in privately-held companies with a carrying value of $1.6 million were impaired and written-down to their fair value of zero and were classified as Level 3 assets due to lack of observable inputs to determine fair value. The Company estimates the fair value of its investments in privately-held companies using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. The impairment charge was recorded to other expense, net in the Condensed Consolidated Statements of Operations.

As of March 31, 2017 and December 31, 2016, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $2,253.3 million and $2,215.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously-completed sale of Junos Pulse (the “Pulse Note”), of $132.9 million approximates its fair value, of which $75.0 million is recorded in prepaid expenses and other current assets and the remaining balance is recorded within other long-term assets in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value. See Note 7, Other Financial Information, for further information on the Pulse Note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes. The Company uses foreign currency forwards to hedge the Company's planned cost of services and operating expenses denominated in foreign currencies.

The notional amount of the Company's foreign currency derivatives that are designated as cash flow hedges are summarized as follows (in millions):

	As of
	March 31, 2017	December 31, 2016
Cash flow hedges	$222.8	$172.0

Execution of these cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of March 31, 2017, the estimated net amount of the existing gains or losses expected to be reclassified into earnings within the next 12 months was not material.

The Company recognized a gain of $7.0 million and $3.0 million in accumulated other comprehensive loss for the effective portion of its derivative instruments as of March 31, 2017 and March 31, 2016, respectively. The amount reclassified out of accumulated other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations was insignificant during the three months ended March 31, 2017 and March 31, 2016.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2017 and March 31, 2016.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity (in millions):

Balance as of December 31, 2016	$3,081.7
Other(*)	(2.3)
Balance as of March 31, 2017	$3,079.4
 ________________________________
(*) Other primarily consists of certain purchase accounting adjustments related to previously completed business combinations.

Purchased Intangible Assets

The Company’s purchased intangible assets as of March 31, 2017 and December 31, 2016, were $125.9 million and $130.2 million, respectively. Amortization expense during the three months ended March 31, 2017 and March 31, 2016 was $4.3 million and $3.3 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2017	December 31, 2016
Production and service materials	$78.4	$75.6
Finished goods	20.0	19.9
Inventory	$98.4	$95.5

Reported as:
Prepaid expenses and other current assets	$94.8	$91.4
Other long-term assets	3.6	4.1
Total	$98.4	$95.5

Note Receivable

On October 1, 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016. On October 2, 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things, extend the maturity date from April 1, 2016 to December 31, 2018, provide that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note and increase the interest rate on the Pulse Note. In addition, under the amended terms of the Pulse Note, the issuer is required to make a minimum payment of $75.0 million on or prior to April 1, 2017, less any principal amount previously pre-paid to the Company. The $75.0 million portion of the note receivable is classified within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The remaining balance, along with interest paid in kind, is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. Further, the Company measures any impairment to the Pulse Note based on the present value of expected cash flows, which are discounted at the note's effective interest rate, compared to the recorded investment of the note, including principal and accrued interest. Based on the impairment assessment, no impairment charge was required to the Pulse Note as of March 31, 2017. Interest income on the Pulse Note is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. During the three months ended March 31, 2017 and March 31, 2016, the related amount of interest income recognized was $2.7 million for both periods.

In May 2017, the Company received payment of $75.0 million and the outstanding interest due and further agreed to amend the terms of the Pulse Note. The new arrangement, among other things, extends the maturity date of the remaining outstanding amount of approximately $58.0 million from December 31, 2018 to September 30, 2022, provides that interest due after April 1, 2017 can be paid-in-kind by increasing the outstanding principal amount of the note or paid in cash, requires the promissory note to be subordinated to other debt raised by the issuer and entitles the Company to additional financial considerations if the issuer of the note and its affiliates meet certain conditions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties

Changes during the three months ended March 31, 2017 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2016	$41.3
Provisions made during the period	12.3
Actual costs incurred during the period	(8.1)
Balance as of March 31, 2017	$45.5

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2017	December 31, 2016
Deferred product revenue:
Undelivered product commitments and other product deferrals	$264.9	$302.4
Distributor inventory and other sell-through items	68.7	74.2
Deferred gross product revenue	333.6	376.6
Deferred cost of product revenue	(52.3)	(53.7)
Deferred product revenue, net	281.3	322.9
Deferred service revenue	1,211.7	1,158.2
Total	$1,493.0	$1,481.1
Reported as:
Current	$992.5	$1,032.0
Long-term	500.5	449.1
Total	$1,493.0	$1,481.1

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Interest income	$10.4	$7.9
Interest expense	(25.3)	(22.5)
Gain (loss) on investments, net	1.2	(5.4)
Other	(2.0)	(2.2)
Other expense, net	$(15.7)	$(22.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Restructuring Charges

In February 2017, the Company initiated a restructuring plan (the “2017 Restructuring Plan”) to realign the Company's workforce and increase operational efficiencies. The 2017 Restructuring Plan costs include workforce reductions and contract terminations.

During the three months ended March 31, 2017, the Company recorded $18.8 million of severance costs and $0.6 million of contract terminations that were recorded to restructuring charges in the Condensed Consolidated Statement of Operations. These costs are expected to be substantially paid during the next six months. The Company does not expect to incur significant future charges under the 2017 Restructuring Plan.

Restructuring liabilities are reported within other accrued liabilities on the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities primarily related to the 2017 Restructuring Plan initiated during the three months ended March 31, 2017 (in millions):

	December 31, 2016(*)	Charges	Cash Payments	Other	March 31, 2017
Severance	$0.7	$18.8	$(5.2)	$0.6	$14.9
Contract terminations and other	0.5	0.6	—	—	1.1
Total	$1.2	$19.4	$(5.2)	$0.6	$16.0
 ________________________________
(*) Consists of costs in connection with a prior restructuring plan that is substantially complete.

Note 9. Debt and Financing

Debt

The Company's long-term debt is summarized as follows (in millions, except percentages):

	As of March 31, 2017
	Amount	Effective Interest Rates
Senior Notes ("Notes"):
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(15.6)
Total	$2,134.4

The Notes above are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. Interest on the Notes is payable in cash semiannually.

The Company may redeem, either in whole or in part, the Senior Notes due 2020 at any time on or after May 15, 2020, the Senior Notes due 2025 at any time on or after March 15, 2025, and the other Notes at any time, in each case, according to the terms of the indentures governing the Notes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In the event of a change of control repurchase event, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The indentures that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of March 31, 2017, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

On June 27, 2014, the Company entered into a Credit Agreement (“Credit Agreement”) with certain institutional lenders that provides for a $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowings under the Credit Agreement will bear interest at either i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.50%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.90% and 1.50%, depending on the Company's public debt rating. As of March 31, 2017, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $25.4 million and received cash proceeds from financing providers of $23.1 million during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the amounts owed by the financing provider were $15.9 million and $13.6 million, respectively, which were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017, which was paid on March 22, 2017 to stockholders of record on March 1, 2017 in the aggregate amount of $38.0 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2017.

Stock Repurchase Activities

In 2014 and 2015, the Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock, including $1.2 billion pursuant to an accelerated share repurchase program, and subsequent increases to the authorization totaling $1.8 billion (“Stock Repurchase Program”). In February 2017, the Board authorized an additional $500.0 million increase to the Stock Repurchase Program for a total of $4.4 billion.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Shares repurchased	4.5	3.1
Average price per share	$28.03	$23.89
Amount repurchased	$125.0	$75.0

As of March 31, 2017, there was $594.7 million of authorized funds remaining under the Stock Repurchase Program.

In addition to repurchases under the Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three months ended March 31, 2017 and March 31, 2016.

Future share repurchases under the Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Stock Repurchase Program may be discontinued at any time. See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to March 31, 2017.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the three months ended March 31, 2017 were as follows (in millions):

	Unrealized Gains on Available-for- Sale Securities(1)	Unrealized (Losses) Gains on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$16.6	$(4.5)	$(49.4)	$(37.3)
Other comprehensive gains before reclassifications	1.5	5.3	7.9	14.7
Amount reclassified from accumulated other comprehensive loss	(0.1)	1.1	—	1.0
Other comprehensive gains, net	1.4	6.4	7.9	15.7
Balance as of March 31, 2017	$18.0	$1.9	$(41.5)	$(21.6)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017 for realized gains on available-for-sale securities were insignificant, and were included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017 for realized gains on cash flow hedges were insignificant, and were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also has an Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2017, 11.6 million and 3.4 million shares were available for future issuance under the Company's stock-based compensation plans and ESPP, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2017 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	2.4	$29.20
Exercised	(0.2)	21.39
Expired/canceled	(0.6)	30.63
Balance as of March 31, 2017	1.6	$29.83	1.8	$8.0

As of March 31, 2017:
Vested and expected-to-vest options	1.6	$29.83	1.8	$8.0
Exercisable options	1.5	$30.82	1.5	$6.6

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, restricted stock award ("RSA"), and PSA activity and related information as of and for the three months ended March 31, 2017 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	20.9	$24.05
RSUs granted (1)(3)	5.6	27.52
PSAs granted (2)(3)	0.6	27.32
RSUs vested	(3.8)	24.14
RSAs vested	(0.3)	22.69
PSAs vested	(0.6)	24.41
RSUs canceled	(0.4)	22.75
PSAs canceled	(0.3)	24.33
Balance as of March 31, 2017	21.7	$24.90	1.4	$604.5
________________________________

(1)	Includes service-based and market-based RSUs.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.6 million shares.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the three months ended March 31, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017 which was paid on March 22, 2017 to stockholders of record on March 1, 2017, in the aggregate amount of $38.0 million.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased approximately 1.5 million and 1.3 million shares of common stock through the ESPP at an average exercise price of $19.21 and $20.06 per share for the three months ended March 31, 2017 and March 31, 2016, respectively.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of revenues - Product	$0.9	$1.9
Cost of revenues - Service	4.3	3.5
Research and development	34.8	32.3
Sales and marketing	15.3	9.4
General and administrative	6.7	4.7
Total	$62.0	$51.8

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2017	2016
Stock options	$0.1	$1.2
RSUs, RSAs, and PSAs	57.8	46.8
ESPP	4.1	3.8
Total	$62.0	$51.8

The unrecognized compensation cost recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of March 31, 2017 were as follows (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$1.0	2.1
RSUs, RSAs, and PSAs	$424.7	1.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Segments

The Company operates in one reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance, accompanied by disaggregated information about net revenues by product and service, customer vertical, and geographic region as presented below.

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2017	2016
Routing	$521.6	$504.1
Switching	241.6	175.5
Security	65.7	73.4
Total product	828.9	753.0

Total service	392.1	344.9
Total	$1,221.0	$1,097.9

In the first quarter of 2017, the Company began reporting revenue on the following key customer verticals: Cloud, Telecom/Cable, and Strategic Enterprise. A summary of the types of customers included in these verticals is as follows:

•
Cloud: companies that are heavily reliant on the cloud for their business model’s success. As an example, customers in the cloud vertical can include cloud service providers as well as enterprises that provide software-as-a-service, infrastructure-as-a-service, or platform-as-a-service.

•	Telecom/Cable: includes wireline and wireless carriers and cable operators.

•
Strategic Enterprise: generally is comprised of financial services; national, federal, state, and local governments; research and educational institutions, and enterprises not represented in the Cloud vertical.

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2017	2016
Cloud	$331.6	$264.8
Telecom/Cable	568.5	518.1
Strategic Enterprise	320.9	315.0
Total	$1,221.0	$1,097.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2017	2016
Americas:
United States	$658.1	$579.0
Other	53.5	49.2
Total Americas	711.6	628.2
Europe, Middle East, and Africa	284.5	285.4
Asia Pacific	224.9	184.3
Total	$1,221.0	$1,097.9

Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$140.6	$126.5
Income tax provision	$31.8	$35.1
Effective tax rate	22.6%	27.7%

The Company's effective tax rates during the three months ended March 31, 2017 and March 31, 2016, differ from the statutory rate primarily due to the benefit of the Section 199 deduction for U.S. production activities, the federal research and development (“R&D”) credit, and earnings in foreign jurisdictions, which are subject to lower tax rates. Additionally, the Company's effective tax rate for the three months ended March 31, 2017 was also impacted by the benefit of restructuring charges and excess tax benefits of share-based compensation.

As of March 31, 2017, the total amount of gross unrecognized tax benefits was $229.1 million, of which $198.0 million, if recognized, would favorably affect the Company's effective tax rate.

Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$108.8	$91.4
Denominator:
Weighted-average shares used to compute basic net income per share	380.9	383.2
Dilutive effect of employee stock awards	7.1	6.1
Weighted-average shares used to compute diluted net income per share	388.0	389.3
Net income per share
Basic	$0.29	$0.24
Diluted	$0.28	$0.23

Anti-dilutive shares	1.6	4.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Clock-Signal, Supplier Component Remediation Liability

As of March 31, 2017 and December 31, 2016, the Company had approximately $18.0 million and $10.8 million, respectively, in other accrued liabilities on the Condensed Consolidated Balance Sheets for the expected remediation costs for certain products containing a defect in a clock-signal component manufactured by a third-party supplier. The Company has been advised by the component supplier that components may begin to fail after the product has been in operation for 18 months. The Company is in the process of working with its customers and the component supplier to implement a remediation.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of March 31, 2017, the Company recorded $14.4 million for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017, $15.0 million of indemnification obligations expired and were therefore released.

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

Note 16. Subsequent Events

Dividend Declaration

On April 25, 2017, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on June 22, 2017 to stockholders of record as of the close of business on June 1, 2017.

Stock Repurchase Activities

Subsequent to March 31, 2017, through the filing of this Report, the Company repurchased 1.6 million shares of its common stock, for an aggregate purchase price of $50.0 million at an average price of $30.57 per share, under the Stock Repurchase Program. Repurchases of approximately 1.0 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $544.7 million of authorized funds remaining under the Stock Repurchase Program, as of the filing date.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or Form 10-K.

Business and Market Environment

Juniper Networks, designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation.

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

Further, our intent is to lead in the area of software solutions that simplify the operation of networks, and to allow our customers across our key verticals to deliver further value over their networks. We anticipate that our increased focus on software business models will result in an increase in software revenue as a percentage of total revenue over time.

In the first quarter of 2017, we began reporting revenue on the following key customer verticals: Cloud, Telecom/Cable, and Strategic Enterprise, which we believe better aligns with our business model compared to our previous reporting of revenue by Service Provider and Enterprise. A summary of the types of customers included in our key customer verticals is as follows:

•
Cloud: companies that are heavily reliant on the cloud for their business model’s success. As an example, customers in the cloud vertical can include cloud service providers as well as enterprises that provide software-as-a-service, infrastructure-as-a-service, or platform-as-a-service.

•	Telecom/Cable: includes wireline and wireless carriers and cable operators.

•
Strategic Enterprise: generally is comprised of financial services; national, federal, state, and local governments; research and educational institutions, and enterprises not represented in the Cloud vertical.

We continue to see significant opportunities from the shift towards the cloud, which we generally view as large public and private data centers. The trend towards cloud architectures is a focus area of our strategy and we believe our understanding of high performance networking technology positions us to capitalize on this industry transition.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Net revenues	$1,221.0	$1,097.9	$123.1	11%
Gross margin	$746.6	$690.9	$55.7	8%
Percentage of net revenues	61.1%	62.9%
Operating income	$156.3	$148.7	$7.6	5%
Percentage of net revenues	12.8%	13.5%
Net income	$108.8	$91.4	$17.4	19%
Percentage of net revenues	8.9%	8.3%
Net income per share:
Basic	$0.29	$0.24	$0.05	21%
Diluted	$0.28	$0.23	$0.05	22%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%

Operating cash flows	$545.3	$172.4	$372.9	216%
Stock repurchase plan activity	$125.0	$75.0	$50.0	67%
DSO	49	64	(15)	(23)%

	March 31, 2017	December 31, 2016	$ Change	% Change
Deferred revenue	$1,493.0	$1,481.1	$11.9	1%
Product deferred revenue	$281.3	$322.9	$(41.6)	(13)%

Net Revenues: Net revenues during the first quarter of 2017 increased, compared to the same period in 2016, primarily driven by strong year-over-year switching revenue growth as we saw continued data center strength, particularly from our QFX product family, which grew over 50% year-over-year. Our Services business remained strong and increased 14% year-over-year.

Of our top ten customers for the first quarter of 2017, four were in our Cloud vertical, five were in the Telecom/Cable vertical, and one was in the Strategic Enterprise vertical. Of these customers, two were located outside of the U.S.

Gross Margin: Our gross margin as a percentage of net revenues decreased during the first quarter of 2017, compared to the same period in 2016, due to customer mix, as we expand our footprint with certain strategic APAC Telecom and Cloud customers, as well as the product mix sold into our Cloud vertical, and charges related to the expected remediation costs for certain products containing a defect in a clock-signal component from a third-party supplier. The year-over-year decrease was partially offset by improvements in our cost structure and higher net revenues.

Operating Income: Our operating income as a percentage of net revenues decreased during the first quarter of 2017, compared to the same period in 2016, due to higher costs of revenues as described in the gross margin discussion above, an increase in operating expense primarily driven by additional headcount-related costs related to workforce acquired from business combinations completed in 2016, and restructuring charges recorded during the first quarter of 2017. The year-over-year decrease was partially offset by higher net revenues.

Capital Return: We continue to return capital to our stockholders. In the first quarter of 2017, we repurchased 4.5 million of shares of our common stock and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $163.0 million.

Operating Cash Flows: Operating cash flows increased during the first quarter of 2017 compared to the same period in 2016, primarily due to higher collections from customers, partially offset by an increase in payments to suppliers.

DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the first quarter of 2017 decreased compared to the same period in 2016 primarily due to improved invoicing linearity.

Product deferred revenue: Product deferred revenue decreased as of March 31, 2017 compared to December 31, 2016, partially due to the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer.

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

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for a full description of the recently adopted accounting standard and recent accounting standards not yet effective, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Routing	$521.6	$504.1	$17.5	3%
Switching	241.6	175.5	66.1	38%
Security	65.7	73.4	(7.7)	(10)%
Total Product	828.9	753.0	75.9	10%
Percentage of net revenues	67.9%	68.6%
Total Service	392.1	344.9	47.2	14%
Percentage of net revenues	32.1%	31.4%
Total net revenues	$1,221.0	$1,097.9	$123.1	11%

Cloud	$331.6	$264.8	$66.8	25%
Percentage of net revenues	27.2%	24.1%
Telecom/Cable	568.5	518.1	50.4	10%
Percentage of net revenues	46.5%	47.2%
Strategic Enterprise	320.9	315.0	5.9	2%
Percentage of net revenues	26.3%	28.7%
Total net revenues	$1,221.0	$1,097.9	$123.1	11%

Americas:
United States	$658.1	$579.0	$79.1	14%
Other	53.5	49.2	4.3	9%
Total Americas	711.6	628.2	83.4	13%
Percentage of net revenues	58.3%	57.2%
EMEA	284.5	285.4	(0.9)	—%
Percentage of net revenues	23.3%	26.0%
APAC	224.9	184.3	40.6	22%
Percentage of net revenues	18.4%	16.8%
Total net revenues	$1,221.0	$1,097.9	$123.1	11%

Product net revenues increased during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to continued data center strength in switching, particularly from our QFX product family, which grew over 50% year-over-year. The year-over-year switching net revenue growth was driven by the Cloud vertical in the Americas; however, we believe that there are opportunities to drive switching revenue growth from large customers in the Telecom/Cable and Strategic Enterprise verticals who are demanding high-capacity, high-speed networking. We expect that our data center switching portfolio will continue to drive revenue growth in our switching business in the foreseeable future.

The increase in product net revenues was also due, to a lesser extent, to a year-over-year increase in routing net revenues related to the ramp up of sales of our newer PTX series of products and higher revenue from our Telecom/Cable vertical, including the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer. We continue to expect that our routing business will be impacted by the timing of deployments of large Telecom/Cable and Cloud customers. The increases in product net revenues were partially offset by lower security net revenues due the continued decline in revenues from our Screen OS and other legacy products as well as a decrease from our high-end SRX products. Sales from our newer SRX product offerings continue to ramp up; and we expect the transition to our new product offerings to continue over the next few quarters.

Service net revenues also increased during the three months ended March 31, 2017, compared to the same period in 2016, which was primarily driven by strong renewal and attach rates of support contracts.

Customer

No customer accounted for greater than 10% of our net revenues during the three months ended March 31, 2017 and March 31, 2016.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Product gross margin	$498.7	$475.1	$23.6	5%
Percentage of product revenues	60.2%	63.1%
Service gross margin	247.9	215.8	32.1	15%
Percentage of service revenues	63.2%	62.6%
Total gross margin	$746.6	$690.9	$55.7	8%
Percentage of net revenues	61.1%	62.9%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, and the mix of distribution channels through which our products and services are sold.

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended March 31, 2017, compared to the same period in 2016, primarily as a result of (i) customer mix, as we expand our footprint with certain strategic APAC Telecom and Cloud customers, (ii) product mix sold into our Cloud vertical, and (iii) warranty charges related to the expected remediation costs for certain products containing a defect in a clock-signal component from a third-party supplier. The decrease was partially offset by improvements in our cost structure and higher revenue. We expect the customer mix and product factors that adversely affected the first quarter 2017 gross margins to continue through the remainder of 2017, and we further expect that increased pricing for certain memory components for our products will also adversely impact gross margins going forward in 2017.

Further, we expect that our product gross margin will continue to vary in the future due to the mix of products sold and competitive pricing pressures. We believe product gross margins as a percentage of net revenues will improve in the long-term from the continued expected acceptance of our new products and technologies, the expected increase in software revenues as a percentage of total revenues as we continue to focus on our software-based business models, and as we continue to manage costs within our supply chain.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended March 31, 2017, compared to the same period in 2016 due to higher revenue, including the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Research and development	$276.2	$251.0	$25.2	10%
Percentage of net revenues	22.6%	22.9%
Sales and marketing	244.2	231.8	12.4	5%
Percentage of net revenues	20.0%	21.1%
General and administrative	50.5	59.4	(8.9)	(15)%
Percentage of net revenues	4.1%	5.4%
Restructuring charges	19.4	—	19.4	N/M
Percentage of net revenues	1.6%	—%
Total operating expenses	$590.3	$542.2	$48.1	9%
Percentage of net revenues	48.3%	49.4%
 ________________________________
N/M - Percentage is not meaningful.

During the three months ended March 31, 2017, compared to the same period in 2016, total operating expenses increased primarily due to higher personnel-related expenses in research and development and sales and marketing, including additional share-based compensation expense due to the election of accounting for forfeitures as they occur. The increase in personnel-related expenses in research and development was driven by our increased workforce primarily acquired from business combinations completed in 2016. General and administrative costs decreased primarily due to a decline in legal costs and acquisition related-costs. In addition, in the first quarter of 2017 we initiated a restructuring plan, or the 2017 Restructuring Plan, to realign our workforce and increase operational efficiencies, and we recorded $19.4 million in charges on the Condensed Consolidated Statement of Operations. We had no such charges during the three months ended March 31, 2016. We continue to assess the performance of our operating results, against our long-term operating goals and evaluate potential opportunities to improve our execution. As such, the 2017 Restructuring Plan could be subsequently amended and additional restructuring charges could be incurred.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Interest income	$10.4	$7.9	$2.5	32%
Interest expense	(25.3)	(22.5)	(2.8)	12%
Gain (loss) on investments, net	1.2	(5.4)	6.6	(122)%
Other	(2.0)	(2.2)	0.2	(9)%
Total other expense, net	$(15.7)	$(22.2)	$6.5	(29)%
Percentage of net revenues	(1.3)%	(2.0)%

Total other expense, net decreased during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a net gain on investments recorded during the three months ended March 31, 2017, compared to a net loss during the three months ended March 31, 2016, due to an impairment charge on investments. In addition, we saw an increase in interest income as a result of higher yields and a higher balance in our investment portfolio. This was partially offset by a slight increase in interest expense as a result of a full quarter of interest expense recorded during the three months ended March 31, 2017 on our 2019 and 2024 notes, which were issued in February 2016.

Income Tax Provision

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Income tax provision	$31.8	$35.1	$(3.3)	(9)%
Effective tax rate	22.6%	27.7%

The effective tax rate decreased during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to benefits from restructuring charges and share-based compensation relating to excess tax benefits resulting from the accounting standard adopted as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

As a result of recommendations by the Organisation for Economic Cooperation and Development, or OECD, on Base Erosion and Profit Shifting, or BEPS, certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly as regards to transfer pricing.  Consequently, we expect global tax authorities to increasingly challenge the Company’s cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions. In 2016, the Company entered into discussions with the UK tax authorities and the Australian tax authorities regarding corporate tax reform legislation enacted by those countries.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2017	December 31, 2016	$ Change	% Change
Working capital	$2,411.2	$2,236.0	$175.2	8%

Cash and cash equivalents	$2,242.0	$1,833.2	$408.8	22%
Short-term investments	742.3	752.3	(10.0)	(1)%
Long-term investments	1,059.4	1,071.8	(12.4)	(1)%
Total cash, cash equivalents, and investments	4,043.7	3,657.3	386.4	11%
Long-term debt	2,134.4	2,133.7	0.7	—%
Cash, cash equivalents, and investments, net	$1,909.3	$1,523.6	$385.7	25%

Summary of Cash Flows

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net cash provided by operating activities(*)	$545.3	$172.4	$372.9	216%
Net cash used in investing activities	$(9.7)	$(57.2)	$47.5	(83)%
Net cash (used in) provided by financing activities(*)	$(134.0)	$104.3	$(238.3)	(228)%
________________________________
(*) On January 1, 2017, we adopted the new accounting pronouncement on Improvements to Employee Share-Based Payment Accounting, requiring excess tax benefits to be presented as an operating activity in the consolidated statements of cash flows. We applied this provision on a retrospective basis. During the three months ended March 31, 2016, there were no excess tax benefits from share-based compensation.

Operating Activities

Net cash provided by operations for the three months ended March 31, 2017 was $545.3 million, compared to $172.4 million for the same period in 2016. The increase was primarily due to an increase in cash collections from customers due to significant invoicing the fourth quarter of 2016, partially offset by an increase in cash payments to suppliers.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $9.7 million, compared to net cash used in investing activities of $57.2 million for the same period in 2016. The decrease was primarily due to higher net proceeds from sales, maturities and redemptions of investments and lower capital expenditures during the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities was $134.0 million for the three months ended March 31, 2017, compared to net cash provided by financing activities of $104.3 million for the same period in 2016. The increase in cash used in financing activities was partially due to an increase in purchases and retirement of our common stock during the three months ended March 31, 2017. During the three months ended March 31, 2016, we raised $494.0 million from our 2019 Notes and 2024 Notes and repaid $300.0 million of our 2016 Notes.

Capital Return

In 2014 and 2015, our Board of Directors, which we refer to as the Board, approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock, including $1.2 billion pursuant to an accelerated share repurchase program, and subsequent increases to the authorization totaling $1.8 billion, which we refer to as the Stock Repurchase Program. In February 2017, the Board authorized an additional $500.0 million increase to the Stock Repurchase Program for a total of $4.4 billion.

During the three months ended March 31, 2017, we repurchased and retired approximately 4.5 million shares of our common stock, at an average price of $28.03 per share, for an aggregate purchase price of $125.0 million. As of March 31, 2017, there was $594.7 million of authorized funds remaining under the Stock Repurchase Program.

In 2017, we intend to return approximately 50% of annual free cash flow to our stockholders, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to March 31, 2017.

During the three months ended March 31, 2017, we declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017, which was paid on March 22, 2017 to stockholders of record on March 1, 2017 in the aggregate amount of $38.0 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to March 31, 2017.

Revolving Credit Facility

As of March 31, 2017, we were in compliance with all covenants and there were no amounts outstanding under our unsecured revolving credit facility that will expire in 2019, which enables borrowings up to $500.0 million, with the option to increase the amount of the credit facility by up to an additional $200.0 million.
Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. As of March 31, 2017, 83% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility under the Credit Agreement will be sufficient to fund our operations, planned stock repurchases and dividends, capital expenditures, commitments, and other liquidity requirements and anticipated growth for at least the next twelve months. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate, the timing and amount we spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services, the costs to acquire or invest in businesses and technologies, and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2016. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in customer mix, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer, partner and supplier consolidation and concentration, competition, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. Furthermore, market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or logistics costs, issues with product quality, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic instability or uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on economic conditions, which has led and could lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. More generally-speaking, economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global markets may adversely impact the ability of our customers to adequately fund their expected expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter. Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions.

From time to time, we have increased investment in our business by, for example, increasing headcount, acquiring companies, and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted a new capital allocation plan. In connection with our cost management measures, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing, and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. In addition, in February 2017 we initiated the 2017 Restructuring Plan to realign our workforce and increase operational efficiencies. This included workforce reductions and contract terminations. As we assess the performance of our operating results against our long-term operating goals and evaluate potential opportunities for improvement, the 2017 Restructuring Plan could be subsequently amended and additional restructuring charges could be incurred. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives.

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

A material portion of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our Telecom/Cable and Cloud verticals. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Liberty Global's acquisition of Cable & Wireless Communications, Charter Communications, Inc.'s acquisition of Time Warner Cable, Inc., CenturyLink, Inc.'s proposed acquisition of Level 3 Communications, Inc., and Vodafone India’s proposed acquisition of Idea Cellular Ltd.) and that consolidation trend has continued. Certain telecommunications companies have also announced their intent towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s proposed acquisition of Yahoo and AT&T’s proposed acquisition of Time Warner. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer's network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, both of which may be exacerbated by the impact of global economic weakness, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.

The timing of product orders and/or our reliance on revenue from sales of software or subscriptions and professional, support and maintenance services may cause us to recognize revenue in a different period than the one in which a transaction takes place. This may make it difficult for investors to observe quarterly trends and may cause significant variations in our operating results and operating margin on a quarterly basis.

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

The introduction of new software products and services is part of our intended strategy to expand our software business, and software revenues may be recognized periodically over the term of the relevant use period or subscription period. As a result, much of the software, subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from software, subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our software, subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our software or services revenue through additional software or services sales in any period, as revenue from new and renewal software, subscription and support and maintenance contracts must be recognized over the applicable service period.

Additionally, we determine our operating expenses largely on the basis of anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continuous pricing pressures and a constantly evolving industry. We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional wide area network, or WAN, infrastructures towards software-defined WAN, or SD-WAN, has been receiving considerable attention. In our view, it will take several years to see the full impact of SD-WAN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. In addition, if we invest time, energy and resources in developing products for a market that doesn't develop, it could likewise significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, differentiation of new products from those of our competitors and market acceptance of these products.

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

We provide demand forecasts for our products to our contract manufacturers and original design manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our original design or contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in certain prior quarters, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. In addition, some optical modules we use are experiencing faster product transitions than previous years, which increases the risk that we could have excess inventory of those modules. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we have in certain prior quarters with respect to certain products, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or delay or interrupt manufacturing of our products resulting in delays in shipments and deferral or loss of revenues and negatively impacting customer satisfaction.

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

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. In addition, from time to time, we have experienced component shortages or quality issues that resulted in delays of product shipments and/or warranty or other claims. For example, in late 2016, we became aware of a defect in a clock-signal component from a third-party supplier that affects certain of our products and which resulted in remediation costs. As a result of this issue, we recorded a product cost of revenue charge that impacted our product gross margins for our fiscal year ended December 31, 2016 and three months ended March 31, 2017, and we may incur additional costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently acquired Broadcom Corporation and Intel Corporation recently acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, Dimension Data and NEC Corporation. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2016, Nokia Corporation merged with Alcatel-Lucent, a competitor of ours, and in 2015 Cisco announced a partnership with Ericsson, which is one of our existing partners. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements applicable to public companies regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. In addition, the European Union reached agreement in late 2016 on a EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules. The regulation was adopted in 2017 with compliance required by 2021.

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

For example, we previously relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework, which we refer to as the Safe Harbor, agreed to by the U.S. Department of Commerce and the EU. The Safe Harbor, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in 2015 by a decision of the European Court of Justice, or the ECJ. Now that the EU and U.S. have implemented a successor privacy framework called the Privacy Shield, we are reviewing and documenting our practices required to obtain certification under the Privacy Shield, in addition to entering into EU Model Contracts with our vendors where appropriate and feasible in anticipation of the possibility that the Privacy Shield may be legally challenged or voided like Safe Harbor in an uncertain political environment. In addition, the EU General Data Protection Regulation, which will be effective in May 2018, is expected to result in substantial changes to our compliance obligations and a significant increase in potential administrative fines for non-compliance. Similarly, the June 2016 approval by voters in the United Kingdom, or U.K., of a referendum to leave the EU could require us to make additional changes to the way we conduct our business and transmit data between the U.S., U.K., EU and the rest of the world.

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

Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people with specialized industry expertise, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of March 31, 2017, our goodwill was $3,079.4 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the past, we recorded a goodwill impairment charge of $850.0 million due to the underperformance of our Security reporting unit and product rationalizations.

From time to time, economic weakness has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Declines in our level of revenues due to restructuring or cost reductions or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	tax policies that could have a business impact;

•	potential import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;

•	data privacy rules and other regulations that affect cross border data flow; and

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

In addition, the June 2016 approval by voters in the U.K. of a referendum to leave the EU and the U.K.’s formal initiation of the exit process in March 2017, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. The U.K.’s exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. We will also review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available. Nevertheless, because we conduct business in the EU, including the U.K., any of the effects of Brexit, including those we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in monetary penalties, negative publicity, loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. Following the identification of the ScreenOS vulnerabilities, we launched an investigation into the matter, developed patched releases for the latest versions of ScreenOS and notified customers, all of which required significant time and attention from management and our employees. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty or indemnification. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed. Moreover, if our products fail to satisfy our customers' quality expectations for whatever reason, the perception of and the demand for our products could be adversely affected.

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

The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the British Pound, Chinese Yuan, Euro, and Indian Rupee related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States in which we sell in U.S. Dollars. This could negatively affect our ability to meet our customers' pricing expectations in those markets and may result in erosion of gross margin and market share. A weakened U.S. Dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically hedge anticipated foreign currency cash flows, with the aim of offsetting the impact of currency fluctuations on these exposures. However, hedge activities can be costly, and hedging cannot fully offset all risks, including long-term declines or appreciation in the value of the U.S. Dollar. If our attempts to hedge against these risks are not successful, or if long-term declines or appreciation in the value of the U.S. Dollar persist, our financial condition and results of operations could be adversely impacted.

A portion of the transaction consideration we received from the divestiture of our Junos Pulse product portfolio is in the form of a non-contingent seller promissory note and we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, by the buyer under the note.

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. On October 2, 2015, we and the issuer of the promissory note agreed to modify the original terms of the note to extend the maturity date from April 1, 2016 to December 31, 2018. On May 1, 2017, we received a principal payment in the amount of $75.0 million and outstanding interest on the note and we and the issuer agreed to further amend the terms of the note with respect to the remaining approximately $58.0 million to, among other things, extend the maturity date from December 31, 2018 to September 30, 2022, provide that interest due can be paid in kind by increasing the outstanding principal amount of the note and subordinate the note to other debt issued by senior lenders. Since a portion of the transaction consideration is in the form of a non-contingent seller promissory note and the note is subordinated to debt issued by senior lenders, there is the risk that we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, under the note. In the event that the promissory note is not repaid on the terms we contemplate, any collection or restructuring efforts we undertake may be costly and require significant time and attention from our management and there is no guarantee that we will be able to recover the amounts owed to us in full.

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

We may be unable to generate the cash flow to satisfy our expenses, make anticipated capital expenditures or service our debt obligations, including the Notes and the Revolving Credit Facility.

As of March 31, 2017, we have issued $2,150.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $2,134.4 million in outstanding long-term debt (see discussion in Note 9, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of March 31, 2017, no amounts were outstanding under the Credit Agreement.

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

At March 31, 2017, we had $2,242.0 million in cash and cash equivalents and $1,801.7 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities, time deposits and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended March 31, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2017	—	$—	—	$219.7
February 1 - February 28, 2017	4.5	$28.03	4.5	$594.7
March 1 - March 31, 2017	—	$—	—	$594.7
Total	4.5	$28.03	4.5
________________________________

(1)
Shares were repurchased under our Board approved Stock Repurchase Program, which authorized us to purchase an aggregate of up to $4.4 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 8, 2017	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2017	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.