Form 10-Q
period 2017-06-30
JUNIPER NETWORKS INC
filed 2017-08-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 380,308,518 shares of the Company's Common Stock, par value $0.00001, outstanding as of August 4, 2017.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Product	$917.2	$862.1	$1,746.1	$1,615.1
Service	391.7	359.2	783.8	704.1
Total net revenues	1,308.9	1,221.3	2,529.9	2,319.2
Cost of revenues:
Product	360.2	328.3	690.4	606.2
Service	146.8	136.6	291.0	265.7
Total cost of revenues	507.0	464.9	981.4	871.9
Gross margin	801.9	756.4	1,548.5	1,447.3
Operating expenses:
Research and development	240.2	247.9	516.4	498.9
Sales and marketing	239.9	243.7	484.1	475.5
General and administrative	55.6	58.6	106.1	118.0
Restructuring charges	8.0	2.4	27.4	2.4
Total operating expenses	543.7	552.6	1,134.0	1,094.8
Operating income	258.2	203.8	414.5	352.5
Other expense, net	(13.0)	(11.6)	(28.7)	(33.8)
Income before income taxes	245.2	192.2	385.8	318.7
Income tax provision	65.4	52.2	97.2	87.3
Net income	$179.8	$140.0	$288.6	$231.4

Net income per share:
Basic	$0.47	$0.37	$0.76	$0.60
Diluted	$0.47	$0.36	$0.74	$0.60
Shares used in computing net income per share:
Basic	380.4	382.8	380.6	383.0
Diluted	385.6	386.3	387.6	388.6
Cash dividends declared per common stock	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$179.8	$140.0	$288.6	$231.4
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized gains net of tax benefit of $0.4 and provision of $0.3 during the three and six months ended June 30, 2017, respectively, and tax benefit of $0.6 and $0.7 for the corresponding periods of the fiscal year ended December 31, 2016 ("fiscal 2016"), respectively	0.1	1.7	1.6	6.0
Reclassification adjustment for realized net gains included in net income, net of tax provision of zero for each period of fiscal 2017 and net of tax provisions of $0.5 for each period of the corresponding periods of fiscal 2016	—	(1.0)	(0.1)	(0.8)
Net change on available-for-sale securities, net of taxes	0.1	0.7	1.5	5.2
Cash flow hedges:
Unrealized gains net of tax provision of $0.8 and $2.5, for the three and six months ended June 30, 2017, respectively, and tax provisions of $0.1 and $0.6 for the corresponding periods of fiscal 2016, respectively	3.0	1.4	8.3	3.9
Reclassification adjustment for realized net (gains) losses included in net income, net of tax provisions of $0.6 and $0.9 during the three and six months ended June 30, 2017, respectively, and tax provisions of $0.3 and $0.1 for the corresponding periods of fiscal 2016, respectively	(1.0)	(1.2)	0.1	(0.1)
Net change on cash flow hedges, net of taxes	2.0	0.2	8.4	3.8
Change in foreign currency translation adjustments	3.0	2.2	10.9	5.8
Other comprehensive income, net of tax	5.1	3.1	20.8	14.8
Comprehensive income	$184.9	$143.1	$309.4	$246.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,392.5	$1,833.2
Short-term investments	752.7	752.3
Accounts receivable, net of allowances	750.4	1,054.1
Prepaid expenses and other current assets	249.5	332.3
Total current assets	4,145.1	3,971.9
Property and equipment, net	1,026.2	1,063.8
Long-term investments	1,069.4	1,071.8
Restricted cash and investments	63.4	99.9
Purchased intangible assets, net	121.7	130.2
Goodwill	3,079.4	3,081.7
Other long-term assets	247.7	237.2
Total assets	$9,752.9	$9,656.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210.7	$221.0
Accrued compensation	206.0	233.6
Deferred revenue	998.0	1,032.0
Other accrued liabilities	258.1	249.3
Total current liabilities	1,672.8	1,735.9
Long-term debt	2,135.0	2,133.7
Long-term deferred revenue	503.0	449.1
Long-term income taxes payable	221.1	209.2
Other long-term liabilities	134.8	166.1
Total liabilities	4,666.7	4,694.0
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 1,000.0 shares authorized; 380.5 shares and 381.1 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,241.7	8,281.6
Accumulated other comprehensive loss	(16.5)	(37.3)
Accumulated deficit	(3,139.0)	(3,281.8)
Total stockholders' equity	5,086.2	4,962.5
Total liabilities and stockholders' equity	$9,752.9	$9,656.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$288.6	$231.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	106.1	107.4
Depreciation, amortization, and accretion	112.1	98.6
(Gain) loss on investments and disposal of fixed assets, net	(1.8)	1.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	304.8	39.5
Prepaid expenses and other assets	46.4	(12.5)
Accounts payable	(5.1)	62.9
Accrued compensation	(20.6)	(67.2)
Income taxes payable	27.9	(23.6)
Other accrued liabilities	(33.7)	(22.3)
Deferred revenue	19.3	116.4
Net cash provided by operating activities	844.0	532.4
Cash flows from investing activities:
Purchases of property and equipment	(64.3)	(116.9)
Purchases of available-for-sale investments	(776.4)	(794.9)
Proceeds from sales of available-for-sale investments	429.1	665.8
Proceeds from maturities and redemptions of available-for-sale investments	350.4	152.8
Proceeds from Pulse note receivable	75.0	—
Purchases of privately-held investments	(9.8)	(10.5)
Proceeds from sales of privately-held investments	—	2.8
Purchases of trading investments	(2.5)	(3.2)
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(22.8)
Changes in restricted cash	—	0.5
Net cash provided by (used in) investing activities	1.5	(126.4)
Cash flows from financing activities:
Purchases and retirement of common stock	(255.3)	(210.1)
Proceeds from issuance of common stock	35.5	32.2
Payment of cash dividends	(75.8)	(76.4)
Payment of debt	—	(300.0)
Issuance of debt, net	—	494.0
Payment of financing obligations	—	(16.4)
Net cash used in financing activities	(295.6)	(76.7)
Effect of foreign currency exchange rates on cash and cash equivalents	9.4	6.7
Net increase in cash and cash equivalents	559.3	336.0
Cash and cash equivalents at beginning of period	1,833.2	1,420.9
Cash and cash equivalents at end of period	$2,392.5	$1,756.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period.

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

Excess tax benefits from share-based compensation in prior periods have been reclassified to conform to the current-period presentation in the Condensed Consolidated Statements of Cash Flows upon adoption of the accounting standard described in Note 2, Summary of Significant Accounting Policies.

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

Recently Adopted Accounting Standard

On January 1, 2017, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09 (Topic 718) Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture, statutory tax withholding requirements, and classification on the statement of cash flows. The impact of the adoption on the Company's condensed consolidated financial statements was as follows:

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

•
Cash flow presentation of excess tax benefits: The Company is required to classify excess tax benefits along with other income tax cash flows as an operating activity either prospectively or retrospectively. The Company elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from share-based compensation as a financing activity. For the six months ended June 30, 2016, the Company reclassified $5.6 million of excess tax benefits from share-based compensation to operating activities from financing activities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recent Accounting Standards Not Yet Effective

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718) Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new standard is effective on a prospective basis for interim and annual periods beginning after December 15, 2017, with early adoption permitted. . The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

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

In February 2017, the FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends guidance on how entities account for the derecognition of a nonfinancial asset or an in substance nonfinancial asset that is not a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is to be applied on either a retrospective or modified retrospective basis with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company does not anticipate that the adoption of this standard will have a material impact on the cash flow activity presented on its Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740) Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for annual and interim reporting periods beginning after December 15, 2017 and is to be applied on a modified retrospective basis. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases , which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a lease term of more than twelve months. This ASU should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard and has commenced the assessment phase to determine the approach for implementing this standard. The adoption of this standard is expected to have a material impact on the Company's Consolidated Balance Sheets and disclosures. The Company is still evaluating the impact this standard will have on the Consolidated Statements of Operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure equity investments and present changes in the fair value of financial liabilities measured under the fair value option. The guidance also updates certain presentation and disclosure requirements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and disclosures.

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

The Company intends to adopt ASU 2014-09 on January 1, 2018 retrospectively, applying the amendments to each prior reporting period presented and currently remains on schedule with its implementation and the preparation of its prior-period financial statements.

Upon adoption, the Company expects a material impact to the opening balance sheet as of January 1, 2016 related to the cumulative effect of adopting this standard, primarily due to the application of the new guidance in the areas of distributor sales, software revenue, contract acquisition costs, variable consideration, and revenue allocation. The Company continues to assess the impact of ASU 2014-09 including any changes to systems, processes and the control environment as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. In addition, there are ongoing interpretive reviews, which may alter the Company's conclusions on key accounting assessments and the financial impact of ASU 2014-09 on the Company's Consolidated Financial Statements. For further information, refer to Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of June 30, 2017 and December 31, 2016 (in millions):

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$309.6	$—	$(0.3)	$309.3	$303.0	$0.2	$(0.2)	$303.0
Certificates of deposit	45.7	—	—	45.7	66.1	—	—	66.1
Commercial paper	167.8	—	—	167.8	147.7	—	—	147.7
Corporate debt securities	863.1	1.0	(1.0)	863.1	846.5	0.4	(2.0)	844.9
Foreign government debt securities	44.0	—	(0.1)	43.9	34.0	—	(0.1)	33.9
Time deposits	290.7	—	—	290.7	264.6	—	—	264.6
U.S. government agency securities	163.5	—	(0.5)	163.0	127.0	—	(0.3)	126.7
U.S. government securities	359.1	0.1	(0.5)	358.7	390.7	0.1	(0.4)	390.4
Total fixed income securities	2,243.5	1.1	(2.4)	2,242.2	2,179.6	0.7	(3.0)	2,177.3
Money market funds	1,206.6	—	—	1,206.6	592.2	—	—	592.2
Mutual funds	8.3	—	—	8.3	8.0	—	—	8.0
Publicly-traded equity securities	6.2	—	(0.9)	5.3	5.3	—	(0.7)	4.6
Total available-for-sale securities	3,464.6	1.1	(3.3)	3,462.4	2,785.1	0.7	(3.7)	2,782.1
Trading securities in mutual funds	23.9	—	—	23.9	21.0	—	—	21.0
Total	$3,488.5	$1.1	$(3.3)	$3,486.3	$2,806.1	$0.7	$(3.7)	$2,803.1

Reported as:
Cash equivalents	$1,589.2	$—	$—	$1,589.2	$907.1	$—	$—	$907.1
Restricted investments	75.0	—	—	75.0	71.9	—	—	71.9
Short-term investments	754.0	0.1	(1.4)	752.7	753.4	0.1	(1.2)	752.3
Long-term investments	1,070.3	1.0	(1.9)	1,069.4	1,073.7	0.6	(2.5)	1,071.8
Total	$3,488.5	$1.1	$(3.3)	$3,486.3	$2,806.1	$0.7	$(3.7)	$2,803.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,173.2	$1,172.8
Due between one and five years	1,070.3	1,069.4
Total	$2,243.5	$2,242.2

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016 (in millions):

	As of June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$270.1	$(0.3)	$—	$—	$270.1	$(0.3)
Corporate debt securities	391.3	(1.0)	—	—	391.3	(1.0)
Foreign government debt securities	34.2	(0.1)	—	—	34.2	(0.1)
U.S. government agency securities	132.5	(0.5)	—	—	132.5	(0.5)
U.S. government securities	249.7	(0.5)	—	—	249.7	(0.5)
Total fixed income securities	1,077.8	(2.4)	—	—	1,077.8	(2.4)
Publicly-traded equity securities	5.3	(0.9)	—	—	5.3	(0.9)
Total available-for-sale securities	$1,083.1	$(3.3)	$—	$—	$1,083.1	$(3.3)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$122.2	$(0.2)	$—	$—	$122.2	$(0.2)
Corporate debt securities	470.8	(1.9)	76.7	(0.1)	547.5	(2.0)
Foreign government debt securities	20.3	(0.1)	—	—	20.3	(0.1)
U.S. government agency securities	106.7	(0.3)	—	—	106.7	(0.3)
U.S. government securities	254.1	(0.4)	—	—	254.1	(0.4)
Total fixed income securities	974.1	(2.9)	76.7	(0.1)	1,050.8	(3.0)
Publicly-traded equity securities	4.6	(0.7)	—	—	4.6	(0.7)
Total available-for-sale securities	$978.7	$(3.6)	$76.7	$(0.1)	$1,055.4	$(3.7)

The Company had 517 and 494 investments in unrealized loss positions as of June 30, 2017 and December 31, 2016, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2017, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, there were no other-than-temporary impairments associated with these investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and six months ended June 30, 2017 and June 30, 2016, there were no other-than-temporary impairments associated with these investments.

During the three and six months ended June 30, 2017 and June 30, 2016, there were no material gross realized gains or losses from either available-for-sale securities or from trading securities.

Restricted Cash and Investments

There have been no material changes to the composition of the Company's restricted cash and investments as described in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K. The restricted investments are designated as available-for-sale securities except relating to the non-qualified deferred compensation plan which are designated as trading securities. As of June 30, 2017, total restricted cash and investments was $115.5 million, of which $52.1 million was included in prepaid expenses and other current assets and $63.4 million was included in restricted cash and investments, respectively, on the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

As of June 30, 2017 and December 31, 2016, the carrying values of the Company's investments in privately-held companies of $72.5 million and $62.7 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock securities that are carried at cost. As of June 30, 2017 and December 31, 2016, the carrying value of the investments accounted for under the cost method were $30.2 million and $19.0 million, respectively. See Note 4, Fair Value Measurements, for the Company's investments in privately-held companies that are carried at fair value.

The Company adjusts the carrying value for its investments in privately-held companies that are carried at cost for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. There were no impairment charges for the three and six months ended June 30, 2017 and for the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company determined that certain investments in privately-held companies were other than-temporarily impaired, resulting in impairment charges of $5.1 million, that was recorded within other expense, net in the Condensed Consolidated Statement of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2017 Using:				Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale securities:
Asset-backed securities	$—	$309.3	$—	$309.3	$—	$303.0	$—	$303.0
Certificates of deposit	—	45.7	—	45.7	—	66.1	—	66.1
Commercial paper	—	167.8	—	167.8	—	147.7	—	147.7
Corporate debt securities	—	863.1	—	863.1	—	844.9	—	844.9
Foreign government debt securities	—	43.9	—	43.9	—	33.9	—	33.9
Money market funds	1,206.6	—	—	1,206.6	592.2	—	—	592.2
Mutual funds	8.3	—	—	8.3	8.0	—	—	8.0
Publicly-traded equity securities	5.3	—	—	5.3	4.6	—	—	4.6
Time deposits	—	290.7	—	290.7	—	264.6	—	264.6
U.S. government agency securities	—	163.0	—	163.0	—	126.7	—	126.7
U.S. government securities	337.1	21.6	—	358.7	345.0	45.4	—	390.4
Total available-for-sale securities	1,557.3	1,905.1	—	3,462.4	949.8	1,832.3	—	2,782.1
Trading securities in mutual funds	23.9	—	—	23.9	21.0	—	—	21.0
Privately-held debt and redeemable preferred stock securities	—	—	42.3	42.3	—	—	43.7	43.7
Derivative assets:
Foreign exchange contracts	—	5.8	—	5.8	—	0.9	—	0.9
Total assets measured at fair value	$1,581.2	$1,910.9	$42.3	$3,534.4	$970.8	$1,833.2	$43.7	$2,847.7
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)

Total assets, reported as:
Cash equivalents	$1,168.4	$420.8	$—	$1,589.2	$549.4	$357.7	$—	$907.1
Restricted investments	75.0	—	—	75.0	71.9	—	—	71.9
Short-term investments	194.8	557.9	—	752.7	178.0	574.3	—	752.3
Long-term investments	143.0	926.4	—	1,069.4	171.5	900.3	—	1,071.8
Prepaid expenses and other current assets	—	5.8	—	5.8	—	0.9	—	0.9
Other long-term assets	—	—	42.3	42.3	—	—	43.7	43.7
Total assets measured at fair value	$1,581.2	$1,910.9	$42.3	$3,534.4	$970.8	$1,833.2	$43.7	$2,847.7

Total liabilities, reported as:
Other accrued liabilities	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and six months ended June 30, 2017, there were no purchases, sales, gains, or losses related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2017, the Company had no assets required to be measured at fair value on a nonrecurring basis. Investments in privately-held companies, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as materially impacting the carrying value of the investments. As of December 31, 2016, certain investments in privately-held companies with a carrying value of $1.6 million were impaired and written-down to their fair value of zero and were classified as Level 3 assets due to lack of observable inputs to determine fair value. The Company estimates the fair value of its investments in privately-held companies using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. The impairment charge was recorded to other expense, net in the Condensed Consolidated Statements of Operations.

As of June 30, 2017 and December 31, 2016, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was $2,277.3 million and $2,215.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse (the “Pulse Note”), of $58.5 million and $132.9 million approximates its fair value as of June 30, 2017 and December 31, 2016. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value. See Note 7, Other Financial Information, for further information on the Pulse Note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2017	December 31, 2016
Cash flow hedges	$250.4	$172.0
Non-designated derivatives	46.1	—
Total	$296.5	$172.0

Cash Flow Hedges

The Company uses foreign currency forwards to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of June 30, 2017, the estimated net amount of the existing gains or losses expected to be reclassified into earnings within the next 12 months was not material.

The Company recognized an unrealized gain of $3.8 million and $10.8 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and six months ended June 30, 2017, respectively; and $1.5 million and $4.5 million for the comparable period of the fiscal year ended December 31, 2016, respectively. The amounts reclassified out of accumulated other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2017 and June 30, 2016.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2017 and June 30, 2016.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities within one month. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and six months ended June 30, 2017 and June 30, 2016.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity (in millions):

Balance as of December 31, 2016	$3,081.7
Other(*)	(2.3)
Balance as of June 30, 2017	$3,079.4
 ________________________________
(*) Other primarily consists of certain purchase accounting adjustments related to previously completed business combinations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets as of June 30, 2017 and December 31, 2016, were $121.7 million and $130.2 million, respectively. Amortization expense was $4.2 million and $8.5 million during the three and six months ended June 30, 2017, respectively, and $4.8 million and $8.1 million during the three and six months ended June 30, 2016, respectively.

Note 7. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2017	December 31, 2016
Production and service materials	$79.2	$75.6
Finished goods	17.4	19.9
Inventory	$96.6	$95.5

Reported as:
Prepaid expenses and other current assets	$87.6	$91.4
Other long-term assets	9.0	4.1
Total	$96.6	$95.5

Note Receivable

In October 2014, the Company completed the sale of its Junos Pulse product portfolio. The Company received total consideration of $230.7 million, of which $105.7 million was in cash, net of a $19.3 million working capital adjustment, and $125.0 million was in the form of a non-contingent interest-bearing promissory note due to the Company on April 1, 2016.

In October 2015, the Company and the issuer of the Pulse Note mutually agreed to amend the original terms of the Pulse Note to, among other things:

•	extend the maturity date from April 1, 2016 to December 31, 2018;

•
provide that interest due on the Pulse Note through December 31, 2015 shall be paid in kind by increasing the outstanding principal amount of the note and increase the interest rate on the Pulse Note; and

•	require a minimum payment of $75.0 million on or prior to April 1, 2017, less any principal amount previously pre-paid to the Company.

In May 2017, the Company received payment of $75.0 million and the outstanding interest due. The Company and the issuer of the Pulse Note further mutually agreed to amend the terms of the Pulse Note to, among other things:

•	extend the maturity date of the remaining outstanding amount of approximately $58.0 million from December 31, 2018 to September 30, 2022;

•	provide that interest due after April 1, 2017 can be paid in kind by increasing the outstanding principal amount of the note or paid in cash;

•	require the promissory note to be subordinated to other debt raised by the issuer; and

•	entitle the Company to additional financial considerations if the issuer of the note and its affiliates meet certain conditions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. No impairment charge was required to the Pulse Note as of June 30, 2017. The outstanding balance of the Pulse Note, along with the accumulated interest paid in kind, of $58.5 million as of June 30, 2017 is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

During the three and six months ended June 30, 2017, the interest income on the Pulse Note was $2.2 million and $4.9 million, respectively. During the three and six months ended and June 30, 2016, the related amount of interest income recognized was $2.7 million and $5.3 million, respectively.

Warranties

Changes during the six months ended June 30, 2017 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2016	$41.3
Provisions made during the period	20.7
Actual costs incurred during the period	(27.5)
Balance as of June 30, 2017	$34.5

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2017	December 31, 2016
Deferred product revenue:
Undelivered product commitments and other product deferrals	$265.5	$302.4
Distributor inventory and other sell-through items	76.1	74.2
Deferred gross product revenue	341.6	376.6
Deferred cost of product revenue	(44.3)	(53.7)
Deferred product revenue, net	297.3	322.9
Deferred service revenue	1,203.7	1,158.2
Total	$1,501.0	$1,481.1
Reported as:
Current	$998.0	$1,032.0
Long-term	503.0	449.1
Total	$1,501.0	$1,481.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$12.0	$8.5	$22.4	$16.4
Interest expense	(25.0)	(25.0)	(50.3)	(47.5)
Gain (loss) on investments, net	0.8	3.6	2.0	(1.8)
Other	(0.8)	1.3	(2.8)	(0.9)
Other expense, net	$(13.0)	$(11.6)	$(28.7)	$(33.8)

Note 8. Restructuring Charges

During the first quarter of 2017, the Company initiated a restructuring plan (the “2017 Restructuring Plan”) to realign its workforce and increase operational efficiencies. During the second quarter of 2017, the Company undertook certain further actions under the 2017 Restructuring Plan, resulting in additional severance and contract termination costs that were recorded to restructuring charges in the Condensed Consolidated Statement of Operations.

During the three and six months ended June 30, 2017, the Company recorded $6.6 million and $25.4 million of severance costs, and $1.4 million and $2.0 million of contract terminations, respectively, that were recorded to restructuring charges in the Condensed Consolidated Statement of Operations. These costs are expected to be substantially paid during the next three months. The Company does not expect to incur material future charges under the 2017 Restructuring Plan.

Restructuring liabilities are reported within other accrued liabilities on the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities primarily related to the 2017 Restructuring Plan initiated in February 2017 (in millions):

	December 31, 2016(*)	Charges	Cash Payments	Other	June 30, 2017
Severance	$0.7	$25.4	$(18.3)	$(0.5)	$7.3
Contract terminations and other	0.5	2.0	(0.2)	0.1	2.4
Total	$1.2	$27.4	$(18.5)	$(0.4)	$9.7
 ________________________________
(*) Consists of costs in connection with a prior restructuring plan that is substantially complete.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt and Financing

Debt

The Company's long-term debt is summarized as follows (in millions, except percentages):

	As of June 30, 2017
	Amount	Effective Interest Rates
Senior Notes ("Notes"):
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(15.0)
Total	$2,135.0

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
In the event of a change of control repurchase event, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The indentures that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of June 30, 2017, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In June 2014, the Company entered into a Credit Agreement (“Credit Agreement”) with certain institutional lenders that provides for a $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowings under the Credit Agreement will bear interest at either i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.50%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.90% and 1.50%, depending on the Company's public debt rating. As of June 30, 2017, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Financing Arrangements

The Company provides certain customers with access to extended financing arrangements that allow for longer payment terms than those typically provided by the Company by factoring accounts receivable to third-party financing providers (“financing providers”). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

financing arrangements, proceeds from the financing providers are due to the Company within 1 to 90 days from the sale of the receivable. In these transactions with the financing providers, the Company surrenders control over the transferred assets.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $29.9 million and $55.3 million during the three and six months ended June 30, 2017, respectively, and $9.2 million and $14.1 million during the three and six months ended June 30, 2016, respectively. The Company received cash proceeds from financing providers of $32.6 million and $55.7 million during the three and six months ended June 30, 2017, respectively, and $9.1 million and $10.8 million during the three and six months ended June 30, 2016. As of June 30, 2017 and December 31, 2016, the amounts owed by the financing providers were $13.2 million and $13.6 million, respectively, which were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Note 10. Equity

Cash Dividends on Shares of Common Stock

During the six months ended June 30, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017 and April 25, 2017, which was paid on March 22, 2017 and June 22, 2017, respectively, to stockholders of record on March 1, 2017 and June 1, 2017, respectively, in the aggregate amount of $75.8 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2017.

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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares repurchased	4.0	5.5	8.5	8.6
Average price per share	$30.59	$23.08	$29.25	$23.37
Amount repurchased	$125.0	$125.5	$250.0	$200.5

As of June 30, 2017, there was $469.7 million of authorized funds remaining under the Stock Repurchase Program.

Future share repurchases under the Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Stock Repurchase Program may be discontinued at any time. See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2017.

In addition to repurchases under the Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three and six months ended June 30, 2017. Repurchases associated with tax withholdings were $1.2 million and $9.6 million for the three and six months ended June 30, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the six months ended June 30, 2017 were as follows (in millions):

	Unrealized Gains on Available-for- Sale Securities(1)	Unrealized (Losses) Gains on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$16.6	$(4.5)	$(49.4)	$(37.3)
Other comprehensive gains before reclassifications	1.6	8.3	10.9	20.8
Amount reclassified from accumulated other comprehensive loss	(0.1)	0.1	—	—
Other comprehensive gains, net	1.5	8.4	10.9	20.8
Balance as of June 30, 2017	$18.1	$3.9	$(38.5)	$(16.5)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2017 for realized gains on available-for-sale securities were not material, and were included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2017 for realized gains on cash flow hedges were not material, and were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations.

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains the Company's 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

As of June 30, 2017, 35.5 million and 12.4 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and ESPP, respectively, which includes an additional 23.0 million shares under the 2015 Plan and 9.0 million shares under the ESPP that were approved by the Company's stockholders in May 2017.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2017 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	2.4	$29.20
Exercised	(0.4)	16.63
Expired/canceled	(0.7)	30.83
Balance as of June 30, 2017	1.3	$32.46	1.2	$4.8

As of June 30, 2017:
Vested and expected-to-vest options	1.3	$32.46	1.2	$4.8
Exercisable options	1.2	$33.63	0.9	$3.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, restricted stock award ("RSA"), and PSA activity and related information as of and for the six months ended June 30, 2017 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	20.9	$24.05
RSUs granted (1)(3)	5.8	27.55
PSAs granted (2)(3)	0.6	27.37
RSUs vested	(5.6)	23.87
RSAs vested	(0.3)	22.70
PSAs vested	(0.6)	24.41
RSUs canceled	(1.0)	24.08
PSAs canceled	(0.3)	24.77
Balance as of June 30, 2017	19.5	$25.08	1.3	$542.8
________________________________

(1)	Includes service-based and market-based RSUs.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the six months ended June 30, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017 and April 25, 2017.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased approximately 1.5 million and 1.3 million shares of common stock through the ESPP at an average exercise price of $19.21 and $20.06 per share during the six months ended June 30, 2017 and June 30, 2016, respectively. There were no stock purchases under the ESPP during the three months ended June 30, 2017 and June 30, 2016.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues - Product	$1.4	$1.5	$2.3	$3.4
Cost of revenues - Service	5.3	4.3	9.6	7.8
Research and development	14.1	29.5	48.9	61.8
Sales and marketing	16.3	13.8	31.6	23.2
General and administrative	7.0	6.5	13.7	11.2
Total	$44.1	$55.6	$106.1	$107.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$0.2	$1.1	$0.3	$2.3
RSUs, RSAs, and PSAs	40.1	50.4	97.9	97.2
ESPP	3.8	4.1	7.9	7.9
Total	$44.1	$55.6	$106.1	$107.4

As of June 30, 2017, the unrecognized compensation cost related to unvested stock options, RSUs, RSAs, and PSAs was $332.5 million to be recognized over a weighted-average period of 1.7 years.

Note 12. Segments

The Company operates in one reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance, accompanied by disaggregated information about net revenues by product and service, customer vertical, and geographic region as presented below.

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Routing	$572.5	$574.7	$1,094.1	$1,078.8
Switching	276.0	209.2	517.6	384.7
Security	68.7	78.2	134.4	151.6
Total product	917.2	862.1	1,746.1	1,615.1

Total service	391.7	359.2	783.8	704.1
Total	$1,308.9	$1,221.3	$2,529.9	$2,319.2

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

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cloud	$379.6	$287.3	$711.2	$552.1
Telecom/Cable	562.4	571.0	1,130.9	1,089.1
Strategic Enterprise	366.9	363.0	687.8	678.0
Total	$1,308.9	$1,221.3	$2,529.9	$2,319.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Americas:
United States	$749.1	$661.3	$1,407.2	$1,240.3
Other	51.7	58.7	105.2	107.9
Total Americas	800.8	720.0	1,512.4	1,348.2
Europe, Middle East, and Africa	288.2	300.1	572.7	585.5
Asia Pacific	219.9	201.2	444.8	385.5
Total	$1,308.9	$1,221.3	$2,529.9	$2,319.2

Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes	$245.2	$192.2	$385.8	$318.7
Income tax provision	$65.4	$52.2	$97.2	$87.3
Effective tax rate	26.7%	27.2%	25.2%	27.4%

The Company's effective tax rates during the three and six months ended June 30, 2017 and June 30, 2016, differ from the statutory rate primarily due to the benefit of the Section 199 deduction for U.S. production activities, the federal research and development credit, and earnings in foreign jurisdictions, which are subject to lower tax rates. Additionally, the Company's effective tax rates for the three and six months ended June 30, 2017 were also impacted by the benefit from restructuring charges and excess tax benefits related to share-based compensation.

As of June 30, 2017, the total amount of gross unrecognized tax benefits was $235.0 million, of which $202.7 million, if recognized, would favorably affect the Company's effective tax rate.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$179.8	$140.0	$288.6	$231.4
Denominator:
Weighted-average shares used to compute basic net income per share	380.4	382.8	380.6	383.0
Dilutive effect of employee stock awards	5.2	3.5	7.0	5.6
Weighted-average shares used to compute diluted net income per share	385.6	386.3	387.6	388.6
Net income per share
Basic	$0.47	$0.37	$0.76	$0.60
Diluted	$0.47	$0.36	$0.74	$0.60

Anti-dilutive shares	1.0	8.0	1.3	2.7

Note 15. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Clock-Signal, Supplier Component Remediation Liability

As of June 30, 2017 and December 31, 2016, the Company had approximately $6.8 million and $10.8 million, respectively, in other accrued liabilities on the Condensed Consolidated Balance Sheets for the expected remediation costs for certain products containing a defect in a clock-signal component manufactured by a third-party supplier. The Company has been advised by the component supplier that components may begin to fail after the product has been in operation for 18 months. The Company has commenced the process with its customers to implement the remediation.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of June 30, 2017 and December 31, 2016, the Company recorded $14.8 million and $28.9 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017, $15.0 million of indemnification obligations expired and were therefore released.

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

Note 16. Subsequent Events

Dividend Declaration

On July 25, 2017, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on September 22, 2017 to stockholders of record as of the close of business on September 1, 2017.

Stock Repurchase Activities

Subsequent to June 30, 2017, through the filing of this Report, the Company repurchased 3.7 million shares of its common stock, for an aggregate purchase price of $102.7 million at an average price of $28.13 per share, under the Stock Repurchase Program. Repurchases of approximately 2.6 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $367.0 million of authorized funds remaining under the Stock Repurchase Program, as of the filing date.

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

Business and Market Environment

Juniper Networks designs, develops, and sells products and services for high-performance networks to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation.

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

In the second quarter of 2017, we continued to execute on our product strategy. We announced Cloud-Grade Networking to accelerate agility and innovation in the Cloud. Cloud-Grade Networking builds on carrier-grade reach and reliability and enterprise-grade control and usability, bringing cloud-level agility and operational scale to networks everywhere. This announcement includes two new foundational products:

•
Junos Node Slicing: converges multiple concurrent network functions on the same physical routing infrastructure, letting customers optimize their infrastructure while offering differentiated services with enhanced operational and administrative isolation within a single chassis.

•
Universal Chassis: a breakthrough system allowing customers to standardize on a hardware platform across their data center, core, and network edge. We believe the system will create significant value for our customers by enhancing their return on investment through reduced costs.

In Security, we announced enhancements to our Software Defined Secure Networks, or SDSN, platform and expanded our public cloud offering with the introduction of vSRX for Azure. Our SDSN enhancements deliver pervasive security across multi-vendor environments, public clouds, and private clouds.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Net revenues	$1,308.9	$1,221.3	$87.6	7%	$2,529.9	$2,319.2	$210.7	9%
Gross margin	$801.9	$756.4	$45.5	6%	$1,548.5	$1,447.3	$101.2	7%
Percentage of net revenues	61.3%	61.9%			61.2%	62.4%
Operating income	$258.2	$203.8	$54.4	27%	$414.5	$352.5	$62.0	18%
Percentage of net revenues	19.7%	16.7%			16.4%	15.2%
Net income	$179.8	$140.0	$39.8	28%	$288.6	$231.4	$57.2	25%
Percentage of net revenues	13.7%	11.5%			11.4%	10.0%
Net income per share:
Basic	$0.47	$0.37	$0.10	27%	$0.76	$0.60	$0.16	27%
Diluted	$0.47	$0.36	$0.11	31%	$0.74	$0.60	$0.14	23%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%	$0.20	$0.20	$—	—%

Operating cash flows					$844.0	$532.4	$311.6	59%
Stock repurchase plan activity	$125.0	$125.5	$(0.5)	—%	$250.0	$200.5	$49.5	25%
DSO	52	55	(3)	(5)%

					June 30, 2017	December 31, 2016	$ Change	% Change
Deferred revenue					$1,501.0	$1,481.1	$19.9	1%
Product deferred revenue					$297.3	$322.9	$(25.6)	(8)%

Net Revenues: Net revenues increased during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily driven by the Cloud vertical as well as strong switching revenue growth as we saw continued data center strength, particularly from our QFX product family. We also saw year-over-year growth during the three and six months ended June 30, 2017, compared to the same periods in 2016, from our Services business due to strong attach rates and renewals of support contracts. The year-over-year revenue growth was primarily from the Americas and APAC.

Of our top ten customers for the second quarter of 2017, four were Cloud, five were Telecom/Cable, and one was a Strategic Enterprise. Of these customers, two were located outside of the U.S.

Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to (i) customer mix as we continue to expand our footprint with certain strategic customers, particularly in the Cloud and Telecom/Cable verticals in APAC; (ii) product mix related to the strong performance of Switching; and (iii) higher costs of certain memory components. The decrease was partially offset by improvements in our cost structure and higher net revenues. Additionally, our gross margin as a percentage of net revenues for the six month ended June 30, 2017, compared to the same period in 2016, was impacted by charges related to certain supplier component remediation.

Operating Margin: Our operating income as a percentage of net revenues increased during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to higher net revenues driven by strength in our Switching and Services business, as well as a decrease in operating expenses primarily driven by lower share-based compensation expense during the three month ended June 30, 2017. This was partially offset by higher costs of revenues as described in the gross margin discussion above.
Capital Return: We continue to return capital to our stockholders. During the three and six months ended June 30, 2017, we repurchased 4.0 million and 8.5 million of shares of our common stock, respectively, and paid a quarterly cash dividend of $0.10 per share for an aggregate amount of $37.8 million and $75.8 million, respectively.

Operating Cash Flows: Operating cash flows increased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to higher collections from customers partially offset by an increase in payments for personnel-related expenses.

DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the second quarter of 2017 decreased, compared to the same period in 2016. DSO during the second quarter of 2016 was higher due to the ERP implementation transition experienced during that period.

Product deferred revenue: Product deferred revenue decreased as of June 30, 2017 compared to December 31, 2016, primarily due to the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer in the first quarter of 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues, and expenses that are not readily apparent from other sources.

During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Routing	$572.5	$574.7	$(2.2)	—%	$1,094.1	$1,078.8	$15.3	1%
Switching	276.0	209.2	66.8	32%	517.6	384.7	132.9	35%
Security	68.7	78.2	(9.5)	(12)%	134.4	151.6	(17.2)	(11)%
Total Product	917.2	862.1	55.1	6%	1,746.1	1,615.1	131.0	8%
Percentage of net revenues	70.1%	70.6%			69.0%	69.6%
Total Service	391.7	359.2	32.5	9%	783.8	704.1	79.7	11%
Percentage of net revenues	29.9%	29.4%			31.0%	30.4%
Total net revenues	$1,308.9	$1,221.3	$87.6	7%	$2,529.9	$2,319.2	$210.7	9%

Cloud	$379.6	$287.3	$92.3	32%	$711.2	$552.1	$159.1	29%
Percentage of net revenues	29.0%	23.5%			28.1%	23.8%
Telecom/Cable	562.4	571.0	(8.6)	(2)%	1,130.9	1,089.1	41.8	4%
Percentage of net revenues	43.0%	46.8%			44.7%	47.0%
Strategic Enterprise	366.9	363.0	3.9	1%	687.8	678.0	9.8	1%
Percentage of net revenues	28.0%	29.7%			27.2%	29.2%
Total net revenues	$1,308.9	$1,221.3	$87.6	7%	$2,529.9	$2,319.2	$210.7	9%

Americas:
United States	$749.1	$661.3	$87.8	13%	$1,407.2	$1,240.3	$166.9	13%
Other	51.7	58.7	(7.0)	(12)%	105.2	107.9	(2.7)	(3)%
Total Americas	800.8	720.0	80.8	11%	1,512.4	1,348.2	164.2	12%
Percentage of net revenues	61.2%	59.0%			59.8%	58.1%
EMEA	288.2	300.1	(11.9)	(4)%	572.7	585.5	(12.8)	(2)%
Percentage of net revenues	22.0%	24.5%			22.6%	25.3%
APAC	219.9	201.2	18.7	9%	444.8	385.5	59.3	15%
Percentage of net revenues	16.8%	16.5%			17.6%	16.6%
Total net revenues	$1,308.9	$1,221.3	$87.6	7%	$2,529.9	$2,319.2	$210.7	9%

Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Product net revenues increased during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in switching net revenues from our QFX product family, which saw growth in the cloud data center driven by migration towards 100GbE infrastructure and as our customers adopt end-to-end solutions with our top-of-rack and spine data switching portfolio. Switching net revenues increased year-over-year across all verticals and in both the Americas and APAC. We expect that our data center switching portfolio will continue to drive revenue growth in our switching business in the foreseeable future.

The year-over-year increase in product net revenues was partially offset by lower security net revenues across all verticals. Sales from our newer SRX product offerings continue to ramp up, and we expect the transition to our new product offerings to continue over the next few quarters.

Routing net revenues declined slightly during the three months ended June 30, 2017, compared to the same period in 2016, due to lower sales from our legacy products partially offset by higher sales from our MX and PTX series of products. Year-over-year revenue growth from our Cloud vertical was offset by a decline in revenues from our Telecom/Cable vertical across all regions, primarily in EMEA, and to a lesser extent from our Strategic Enterprise vertical.

Service net revenues increased during the three months ended June 30, 2017, compared to the same period in 2016, which was driven by strong demand for professional services and strong renewal and attach rates of support contracts.

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Product net revenues increased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to continued data center strength in switching, particularly from our QFX product family. The switching net revenue growth was driven by the Cloud vertical in the Americas. We expect that our data center switching portfolio will continue to drive revenue growth in our switching business in the foreseeable future.

To a lesser extent, we saw an increase in routing revenues, primarily from our PTX and MX products, which were driven by Cloud customers in the Americas as well as Telecom/Cable customers in APAC as we expand our footprint with certain strategic customers. We experienced a continued decline in revenues from our security business, primarily due to our transition from legacy products to newer product offerings and we expect this transition to continue over the next few quarters.

Service net revenues also increased during the six months ended June 30, 2017, compared to the same period in 2016, which was primarily due to strong renewal and attach rates of support contracts. Additionally, in the first quarter of 2017 we recognized previously deferred revenue of approximately $15.0 million related to the completion of delivery to an APAC Telecom customer.

Customer

One customer accounted for greater than 10% of our net revenues during the three months ended June 30, 2017. No customer accounted for greater than 10% of our net revenues during the six months ended June 30, 2017 and three and six month ended June 30, 2016.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product gross margin	$557.0	$533.8	$23.2	4%	$1,055.7	$1,008.9	$46.8	5%
Percentage of product revenues	60.7%	61.9%			60.5%	62.5%
Service gross margin	244.9	222.6	22.3	10%	492.8	438.4	54.4	12%
Percentage of service revenues	62.5%	62.0%			62.9%	62.3%
Total gross margin	$801.9	$756.4	$45.5	6%	$1,548.5	$1,447.3	$101.2	7%
Percentage of net revenues	61.3%	61.9%			61.2%	62.4%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing and component costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, and the mix of distribution channels through which our products and services are sold.

Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to (i) customer mix as we continue to expand our footprint with certain strategic customers, particularly in the Cloud and Telecom/Cable verticals in APAC; (ii) product mix related to the strong performance of Switching; and (iii) higher costs of certain memory components. The decrease was partially offset by improvements in our cost structure and higher net revenues.

We expect similar gross margin dynamics to persist for the remainder of 2017 as seen in the first half of the year. We expect that our product gross margin will continue to vary in the future due to the mix of products sold and competitive pricing pressures. We believe product gross margins as a percentage of net revenues will improve over the long term from the continued expected acceptance of our new products and technologies, the expected increase in software revenues as a percentage of total revenues as we continue to focus on our software-based business models, and as we continue to manage costs within our supply chain.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended June 30, 2017, compared to the same period in 2016, due to higher service revenue and cost optimization in labor and logistics, as well as customer mix.

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Product gross margin

Product gross margin as a percentage of product revenues decreased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to (i) customer mix as we continue to expand our footprint with certain strategic customers, particularly Cloud and Telecom/Cable in APAC; (ii) product mix related to the strong performance of Switching; and (iii) higher costs of certain memory components. The decrease was partially offset by improvements in our cost structure and higher net revenues. Additionally, our gross margin as a percentage of net revenues for the six month ended June 30, 2017, compared to the same period in 2016, was impacted by charges related to certain supplier component remediation. We expect similar gross margin dynamics to persist for the remainder of 2017 as seen in the first half of the year.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the six months ended June 30, 2017, compared to the same period in 2016 due to higher revenue, including the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer, as well as improved cost optimization in labor and logistics and customer mix.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$240.2	$247.9	$(7.7)	(3)%	$516.4	$498.9	$17.5	4%
Percentage of net revenues	18.4%	20.2%			20.4%	21.5%
Sales and marketing	239.9	243.7	(3.8)	(2)%	484.1	475.5	8.6	2%
Percentage of net revenues	18.3%	20.0%			19.1%	20.5%
General and administrative	55.6	58.6	(3.0)	(5)%	106.1	118.0	(11.9)	(10)%
Percentage of net revenues	4.2%	4.8%			4.2%	5.1%
Restructuring charges	8.0	2.4	5.6	233%	27.4	2.4	25.0	1,042%
Percentage of net revenues	0.6%	0.2%			1.1%	0.1%
Total operating expenses	$543.7	$552.6	$(8.9)	(2)%	$1,134.0	$1,094.8	$39.2	4%
Percentage of net revenues	41.5%	45.2%			44.8%	47.2%

Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

During the three months ended June 30, 2017, compared to the same period in 2016, total operating expenses decreased primarily due to lower personnel-related expenses, specifically share-based and variable compensation in research and development, or R&D, as well as lower headcount driven by restructuring initiatives during the first quarter of 2017. This was partially offset by higher costs related to business combinations completed in the second half of 2016 and an increase in engineering costs as a result of an increase in prototype development expenses. In addition, we recorded $8.0 million in charges during the three months ended June 30, 2017 as a result of the restructuring plan initiated in the first quarter of 2017 to realign our workforce and increase operational efficiencies, which we refer to as the 2017 Restructuring Plan. Restructuring charges recorded during the three months ended June 30, 2016 were related to business combinations. We continue to assess the performance of our operating results, against our long-term operating goals and evaluate potential opportunities to improve our execution. As such, the 2017 Restructuring Plan could be expanded and additional restructuring charges may be incurred.

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

During the six months ended June 30, 2017, compared to the same period in 2016, total operating expenses increased primarily due to an increase in personnel-related expenses across R&D, sales and marketing, or S&M, and general and administrative, or G&A. The increase in personnel-related expenses in R&D was driven by increased average headcount from workforce acquired from business combinations completed in the second half of 2016 partially offset by lower share-based compensation expense. Engineering and development costs also increased as result of certain R&D projects. G&A expense decreased primarily due to a decline in legal costs and acquisition related-costs. In addition, we recorded $27.4 million in charges in connection with the 2017 Restructuring Plan.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest income	$12.0	$8.5	$3.5	41%	$22.4	$16.4	$6.0	37%
Interest expense	(25.0)	(25.0)	—	—%	(50.3)	(47.5)	(2.8)	6%
Gain (loss) on investments, net	0.8	3.6	(2.8)	(78)%	2.0	(1.8)	3.8	(211)%
Other	(0.8)	1.3	(2.1)	(162)%	(2.8)	(0.9)	(1.9)	211%
Total other expense, net	$(13.0)	$(11.6)	$(1.4)	12%	$(28.7)	$(33.8)	$5.1	(15)%
Percentage of net revenues	(1.0)%	(0.9)%			(1.1)%	(1.5)%

Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Total other expense, net increased during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to higher net gains from sales of investments recorded during the three months ended June 30, 2016. In addition there was an increase in foreign exchange losses recorded during the three months ended June 30, 2017, compared to the same period in 2016, related to hedge accounting. This was partially offset an increase in interest income as a result of higher yields and a higher balance in our investment portfolio.

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Total other expense, net decreased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in interest income which was driven by higher yields and a higher balance in our investment portfolio. In addition, we recorded an impairment charge on our investments during the six months ended June 30, 2016, and there were no such charges recorded during the six months ended June 30, 2017.

Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax provision	$65.4	$52.2	$13.2	25%	$97.2	$87.3	$9.9	11%
Effective tax rate	26.7%	27.2%			25.2%	27.4%

Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

The effective tax rate decreased during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to the impact of excess tax benefits related to share-based compensation resulting from adoption of the accounting standard as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

The effective tax rate decreased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to the benefits from restructuring charges and excess tax benefits related to share-based compensation resulting from adoption of the accounting standard as described in Note 2 above.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2017	December 31, 2016	$ Change	% Change
Working capital	$2,472.3	$2,236.0	$236.3	11%

Cash and cash equivalents	$2,392.5	$1,833.2	$559.3	31%
Short-term investments	752.7	752.3	0.4	—%
Long-term investments	1,069.4	1,071.8	(2.4)	—%
Total cash, cash equivalents, and investments	4,214.6	3,657.3	557.3	15%
Long-term debt	2,135.0	2,133.7	1.3	—%
Cash, cash equivalents, and investments, net	$2,079.6	$1,523.6	$556.0	36%

Summary of Cash Flows

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net cash provided by operating activities(*)	$844.0	$532.4	$311.6	59%
Net cash provided by (used in) investing activities	$1.5	$(126.4)	$127.9	(101)%
Net cash used in financing activities(*)	$(295.6)	$(76.7)	$(218.9)	285%
________________________________
(*) On January 1, 2017, we adopted the new accounting pronouncement on Improvements to Employee Share-Based Payment Accounting, requiring excess tax benefits to be presented as an operating activity in the consolidated statements of cash flows. We applied this provision on a retrospective basis. During the six months ended June 30, 2016, $5.6 million of excess tax benefits have been reclassified from financing to operating activities to conform to the current-period presentation.

Operating Activities

Net cash provided by operations increased during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in cash collections from customers due to higher invoicing activity during the fourth quarter of 2016, partially offset by an increase in cash payments for personnel-related expenses due to increased average headcount from workforce acquired from business combinations completed in the second half of 2016.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 increased compared to net cash used in investing activities for the same period in 2016 primarily due to receipt of $75.0 million in proceeds from the Pulse Note and lower capital expenditures during the six months ended June 30, 2017.

Financing Activities

Net cash used in financing activities increased during the six months ended June 30, 2017, compared to the same period in 2016, partially due to an increase in purchases and retirement of our common stock during the six months ended June 30, 2017. During the six months ended June 30, 2016, we raised $494.0 million from our 2019 Notes and 2024 Notes and repaid $300.0 million of our 2016 Notes.

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

During the three and six months ended June 30, 2017, we repurchased and retired approximately 4.0 million and 8.5 million shares of our common stock, at an average price of $30.59 and $29.25 per share, for an aggregate purchase price of $125.0 million and $250.0 million. As of June 30, 2017, there was $469.7 million of authorized funds remaining under the Stock Repurchase Program.

In 2017, we intend to return approximately 50% of annual free cash flow to our stockholders, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to June 30, 2017.

During the six months ended June 30, 2017, we declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017 and April 25, 2017, which was paid on March 22, 2017 and June 22, 2017, respectively, to stockholders of record on March 1, 2017 and June 1, 2017, respectively, in the aggregate amount of $75.8 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to June 30, 2017.

Revolving Credit Facility

As of June 30, 2017, we were in compliance with all covenants and there were no amounts outstanding under our unsecured revolving credit facility that will expire in 2019, which enables borrowings up to $500.0 million, with the option to increase the amount of the credit facility by up to an additional $200.0 million.

Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. As of June 30, 2017, 83% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.
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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2016, our margins decreased compared to fiscal year 2015, primarily due to elevated pricing pressure and product mix. In fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, Liberty Global's acquisition of Cable & Wireless Communications, Charter Communications, Inc.'s acquisition of Time Warner Cable, Inc., CenturyLink, Inc.'s proposed acquisition of Level 3 Communications, Inc., and Vodafone India’s proposed acquisition of Idea Cellular Ltd.) and that consolidation trend has continued. Certain telecommunications companies have also announced their intent towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisition of Yahoo and AT&T’s proposed acquisition of Time Warner. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

In addition, services revenue accounts for a significant portion of our revenue, comprising 29%, 27%, and 26% of total revenue in fiscal year 2016, 2015, and 2014, respectively. Sales of new or renewal professional services, support and maintenance contracts may decline and/or fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services, support and maintenance revenue periodically over the term of the relevant service period.

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

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability support these products, differentiation of new products from those of our competitors and market acceptance of these products.

The introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would be able to purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the potential that our strategy could erode our revenue and gross margins;

•	the impact on our financial results of longer periods of revenue recognition and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third party products; and

•	issues with third party technologies used with our disaggregated products may be attributed to us.

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

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. In addition, from time to time, we have experienced component shortages or quality issues that resulted in delays of product shipments and/or warranty or other claims. For example, in late 2016, we became aware of a defect in a clock-signal component from a third-party supplier that affected certain of our products and which resulted in remediation costs. As a result of this issue, we recorded a product cost of revenue charge that impacted our product gross margins for our fiscal year ended December 31, 2016 and three months ended March 31, 2017, and we may incur additional costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES recently acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited recently acquired Broadcom Corporation and Intel Corporation recently acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Some of our business processes depend upon our information technology, or IT, systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, we are in the process of further consolidating our on-site data centers to the cloud and to off-site facilities that are hosted and controlled by third-parties. These cloud providers and off-site facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error and similar events. In addition, because we lease our cloud storage space and off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, we have experienced instances where our contract manufacturers were not able to ship products in the time periods expected by us, which prevented us from meeting our commitments to our customers. If we are not able to ship our products or if product shipments are delayed, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2016, we acquired AppFormix Inc., Aurrion, Inc. and BTI Systems Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. In addition, increased patent litigation brought by non-practicing entities in recent years may result, and in some cases has resulted, in our customers requesting or requiring us to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-

infringing technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us or anyone we are required to indemnify by any third-party is successful, if we are required to settle litigation for significant amounts of money, if we fail to develop non-infringing technology or if we incorporate infringing technology in our products or if we license required proprietary rights at material expense, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, as a contractor and subcontractor to U.S. government departments and agencies, we are subject to Federal regulations pertaining to our IT systems. For instance, as a subcontractor to the U.S. Department of Defense, or DOD, the Defense Federal Acquisition Regulation Supplement (DFARS) requires that our IT systems comply with the security and privacy controls described in National Institute of Standards and Technology Special Publication 800-171, or NIST SP 800-171. The DFARS requires DOD contractors and subcontractors to implement the NIST SP 800-171 controls no later than December 31, 2017. The DFARS also requires that we flow the security control requirement down to certain of our own subcontractors. Failure to comply with these requirements could result in a loss of Federal government business, subject us to claims or other remedies for non-compliance and negatively impact our business, financial condition, and results of operations.

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

The United States and various foreign governments have imposed controls and restrictions on the import or export of, among other things, our products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, limiting the encryption features or the escrow and governmental recovery of private encryption keys. For example, China has promulgated new cybersecurity regulations affecting networking products that may impair our ability to profitably market and sell our products in China. We sell our products to both commercial customers and, directly and indirectly, to governments around the world. Our ability to sell into substantial government markets (whether or not the products we sell include encryption) is vulnerable to changes in government procurement regulations, any associated local content requirements and changes in the government’s interpretation of such regulations. In addition, the U.S. government has broader sanctions and embargoes that generally forbid supply of most items to or involving certain countries, territories, governments, legal entities and individuals, including restrictions imposed by the U.S. and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibited entities or individuals, but there can be no assurance that they will always be effective.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of June 30, 2017, our goodwill was $3,079.4 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

During the three months ended June 30, 2017, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis on our Security reporting unit. Based on our analysis, we determined that our Security reporting unit’s goodwill is not impaired. However, our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third party licenses or license additional technology from third-parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Third party technology we incorporate into our products that is deemed to infringe on the intellectual property of others may result, and in some cases has resulted, in limitations to our ability to source technology from those third parties, restrictions on our ability to sell products that incorporate the infringing technology, increased exposure to liability that we will be held responsible for incorporating the infringing technology and increased costs involved in removing that technology from our products or developing substitute technology. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

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

As of June 30, 2017, we have issued $2,150.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $2,135.0 million in outstanding long-term debt (see discussion in Note 9, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of June 30, 2017, no amounts were outstanding under the Credit Agreement.

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

At June 30, 2017, we had $2,392.5 million in cash and cash equivalents and $1,822.1 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, publicly-traded equity securities, time deposits, U.S. government agency securities, and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended June 30, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2017	—	$—	—	$—
May 1 - May 31, 2017	4.0	$30.59	4.0	$469.7
June 1 - June 30, 2017	—	$—	—	$—
Total	4.0	$30.59	4.0
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

Item 6. Exhibits

Exhibit Number	Description of Document
3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (which is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

4.1
Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-218344 filed on May 30, 2017)

10.1
Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan++ (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

10.2
Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++ (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
++Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

August 8, 2017	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2017	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (which is incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

4.1
Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-218344 filed on May 30, 2017)

10.1
Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan++ (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

10.2
Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++ (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
++Indicates management contract or compensatory plan, contract or arrangement.