Form 10-Q
period 2017-09-30
JUNIPER NETWORKS INC
filed 2017-11-07
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 374,928,303 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 3, 2017.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Product	$869.7	$928.2	$2,615.8	$2,543.3
Service	388.1	357.1	1,171.9	1,061.2
Total net revenues	1,257.8	1,285.3	3,787.7	3,604.5
Cost of revenues:
Product	336.0	349.6	1,026.4	955.8
Service	149.4	136.2	440.4	401.9
Total cost of revenues	485.4	485.8	1,466.8	1,357.7
Gross margin	772.4	799.5	2,320.9	2,246.8
Operating expenses:
Research and development	236.4	251.8	752.8	750.7
Sales and marketing	232.5	242.9	716.6	718.4
General and administrative	70.6	54.0	176.7	172.0
Restructuring charges	2.0	0.8	29.4	3.2
Total operating expenses	541.5	549.5	1,675.5	1,644.3
Operating income	230.9	250.0	645.4	602.5
Other expense, net	(5.1)	(13.4)	(33.8)	(47.2)
Income before income taxes	225.8	236.6	611.6	555.3
Income tax provision	60.1	64.2	157.3	151.5
Net income	$165.7	$172.4	$454.3	$403.8

Net income per share:
Basic	$0.44	$0.45	$1.20	$1.06
Diluted	$0.43	$0.45	$1.18	$1.04
Shares used in computing net income per share:
Basic	378.3	381.0	380.0	382.3
Diluted	382.7	384.5	386.5	387.9
Cash dividends declared per common stock	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$165.7	$172.4	$454.3	$403.8
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized (losses) gains net of tax benefits of $0.5 and $0.2 during the three and nine months ended September 30, 2017, respectively, and tax provision of $0.3 and benefit of $0.4 for the corresponding periods of the fiscal year ended December 31, 2016 ("fiscal 2016"), respectively	(0.2)	(0.6)	1.4	5.4
Reclassification adjustment for realized net gains included in net income, net of tax provision of $0.9 during both the three and nine months ended September 2017, respectively, and net of tax provisions of zero and $0.5 for the corresponding periods of fiscal 2016, respectively	(1.9)	(0.3)	(2.0)	(1.1)
Net change on available-for-sale securities, net of taxes	(2.1)	(0.9)	(0.6)	4.3
Cash flow hedges:
Unrealized gains (loss) net of tax provisions of $0.5 and $3.0, for the three and nine months ended September 30, 2017, respectively, and tax provisions of $0.6 and $1.2 for the corresponding periods of fiscal 2016, respectively	6.3	(0.3)	14.6	3.6
Reclassification adjustment for realized net gains included in net income, net of tax provisions of $0.8 and $1.7 during the three and nine months ended September 30, 2017, respectively, and tax provisions of $0.3 and $0.4 for the corresponding periods of fiscal 2016, respectively	(2.5)	(0.9)	(2.4)	(1.0)
Net change on cash flow hedges, net of taxes	3.8	(1.2)	12.2	2.6
Change in foreign currency translation adjustments	8.4	(6.9)	19.3	(1.1)
Other comprehensive income (loss), net of taxes	10.1	(9.0)	30.9	5.8
Comprehensive income	$175.8	$163.4	$485.2	$409.6

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,363.7	$1,833.2
Short-term investments	922.0	752.3
Accounts receivable, net of allowances	724.3	1,054.1
Prepaid expenses and other current assets	273.3	332.3
Total current assets	4,283.3	3,971.9
Property and equipment, net	1,007.5	1,063.8
Long-term investments	913.6	1,071.8
Restricted cash and investments	64.9	99.9
Purchased intangible assets, net	133.0	130.2
Goodwill	3,096.2	3,081.7
Other long-term assets	245.8	237.2
Total assets	$9,744.3	$9,656.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205.4	$221.0
Accrued compensation	166.2	233.6
Deferred revenue	977.4	1,032.0
Other accrued liabilities	236.3	249.3
Total current liabilities	1,585.3	1,735.9
Long-term debt	2,135.7	2,133.7
Long-term deferred revenue	485.5	449.1
Long-term income taxes payable	224.0	209.2
Other long-term liabilities	155.7	166.1
Total liabilities	4,586.2	4,694.0
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 377.2 shares and 381.1 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,211.0	8,281.6
Accumulated other comprehensive loss	(6.4)	(37.3)
Accumulated deficit	(3,046.5)	(3,281.8)
Total stockholders' equity	5,158.1	4,962.5
Total liabilities and stockholders' equity	$9,744.3	$9,656.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$454.3	$403.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	151.1	162.1
Depreciation, amortization, and accretion	169.7	151.9
(Gain) loss on investments and disposal of fixed assets, net	(6.7)	1.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	331.9	36.6
Prepaid expenses and other assets	51.2	(22.2)
Accounts payable	(11.5)	52.1
Accrued compensation	(60.6)	(77.0)
Income taxes payable	8.8	(7.5)
Other accrued liabilities	(21.1)	(49.8)
Deferred revenue	(21.2)	124.7
Net cash provided by operating activities	1,045.9	776.3
Cash flows from investing activities:
Purchases of property and equipment	(97.6)	(162.9)
Purchases of available-for-sale investments	(1,298.6)	(1,251.9)
Proceeds from sales of available-for-sale investments	761.2	985.1
Proceeds from maturities and redemptions of available-for-sale investments	521.3	232.4
Proceeds from Pulse note receivable	75.0	—
Purchases of privately-held investments	(9.8)	(17.1)
Proceeds from sales of privately-held investments	1.3	9.5
Purchases of trading investments	(3.9)	(4.3)
Payments for business acquisitions, net of cash and cash equivalents acquired	(33.0)	(96.7)
Changes in restricted cash	—	(2.4)
Net cash used in investing activities	(84.1)	(308.3)
Cash flows from financing activities:
Purchases and retirement of common stock	(395.5)	(323.9)
Proceeds from issuance of common stock	64.4	59.7
Payment of cash dividends	(113.5)	(114.4)
Payment of debt	—	(300.0)
Issuance of debt, net	—	494.0
Payment of financing obligations	—	(15.5)
Net cash used in financing activities	(444.6)	(200.1)
Effect of foreign currency exchange rates on cash and cash equivalents	13.3	0.2
Net increase in cash and cash equivalents	530.5	268.1
Cash and cash equivalents at beginning of period	1,833.2	1,420.9
Cash and cash equivalents at end of period	$2,363.7	$1,689.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2016, has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period.

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

Excess tax benefits from share-based compensation in prior periods have been reclassified to conform to the current-period presentation in the Condensed Consolidated Statements of Cash Flows upon adoption of the accounting standard described in Note 2, Summary of Significant Accounting Policies. In addition, certain other amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current-period presentation.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

•
Cash flow presentation of excess tax benefits: The Company is required to classify excess tax benefits along with other income tax cash flows as an operating activity either prospectively or retrospectively. The Company elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classify the excess tax benefits from share-based compensation as a financing activity. For the nine months ended September 30, 2016, the Company reclassified $5.8 million of excess tax benefits from share-based compensation to operating activities from financing activities.

Recent Accounting Standards Not Yet Effective

In August 2017, the FASB issued ASU No. 2017-12 (Topic 815) Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities, which expands an entity's ability to hedge financial and nonfinancial risk components and amends how companies assess effectiveness as well as changes the presentation and disclosure requirements. The new standard is to be applied on a modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

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

In February 2017, the FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends guidance on how entities account for the derecognition of a nonfinancial asset or an in substance nonfinancial asset that is not a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is to be applied on either a retrospective or modified retrospective basis with early adoption permitted. The adoption of this standard will not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01 (Topic 805) Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating when a set of transferred assets and activities is a business. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted and will be applied on a prospective basis.

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The adoption of this standard will not have a material impact on the cash flow activity presented on the Company's Consolidated Statements of Cash Flows.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16 (Topic 740) Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU will be effective for annual and interim reporting periods beginning after December 15, 2017 and is to be applied on a modified retrospective basis. Early adoption is permitted. The adoption of this standard will not have a material impact on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company's Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a lease term of more than twelve months. This ASU should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard and has commenced the assessment phase to determine the approach for implementing this standard. The adoption of this standard is expected to have a material impact on the Company's Consolidated Balance Sheets and disclosures. The Company is still evaluating the impact this standard will have on the Consolidated Statements of Operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure equity investments and present changes in the fair value of financial liabilities measured under the fair value option. The guidance also updates certain presentation and disclosure requirements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is to be applied on a prospective basis for amendments related to equity securities without readily determinable fair values, and all other amendments in this standard will be applied on a modified retrospective basis. For equity securities without readily determinable fair values, we expect to elect the measurement alternative, defined as cost, less impairments, adjusted by observable price changes. The Company does not anticipate that the adoption of the amendments that will be applied on a modified retrospective basis will have a material impact on the Consolidated Financial Statements.

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

Upon adoption, the Company expects a material impact to the opening balance sheet as of January 1, 2016 related to the cumulative effect of adopting this standard, primarily due to the application of the new guidance in the areas of distributor sales, software revenue, contract acquisition costs, variable consideration, and revenue allocation. The Company continues to assess the impact of ASU 2014-09 including any changes to systems, processes, and the control environment as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. In addition, there are ongoing interpretive reviews, which may alter

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

the Company's conclusions on key accounting assessments and the financial impact of ASU 2014-09 on the Company's Consolidated Financial Statements. For further information, refer to Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Note 3. Business Combinations

On September 18, 2017, the Company acquired 100% of Cyphort, Inc. ("Cyphort") for $33.5 million of cash. The acquisition of Cyphort, a software company providing security analytics for advanced threat defense, is expected to strengthen Juniper's security product portfolio.

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in millions, except years):

Amount
Net tangible assets	$1.4
Existing technology intangible asset(*)	15.4
Goodwill	16.7
Total	$33.5
 ________________________________
(*) Weighted average estimated useful life of 5 years.

Under the terms of the acquisition agreement with Cyphort, the Company assumed certain share-based awards for continuing employees, which were granted in contemplation of future services. The fair value of these share-based awards was $3.8 million, which will be expensed as share-based compensation over the remaining service period.

Acquisition-related costs were not material during the three and nine months ended September 30, 2017 and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

The operating results of this business combination from the date of acquisition were not material to the Company's consolidated balance sheets and results of operations. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company's consolidated results of operations is not material. The primary areas of the preliminary purchase price allocation that are subject to change relate to certain legal and income tax matters.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of September 30, 2017 and December 31, 2016 (in millions):

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$288.1	$—	$(0.3)	$287.8	$303.0	$0.2	$(0.2)	$303.0
Certificates of deposit	50.0	—	—	50.0	66.1	—	—	66.1
Commercial paper	124.0	—	—	124.0	147.7	—	—	147.7
Corporate debt securities	834.1	0.8	(0.8)	834.1	846.5	0.4	(2.0)	844.9
Foreign government debt securities	64.8	—	(0.1)	64.7	34.0	—	(0.1)	33.9
Time deposits	411.4	—	—	411.4	264.6	—	—	264.6
U.S. government agency securities	156.9	—	(0.4)	156.5	127.0	—	(0.3)	126.7
U.S. government securities	548.3	0.1	(0.4)	548.0	390.7	0.1	(0.4)	390.4
Total fixed income securities	2,477.6	0.9	(2.0)	2,476.5	2,179.6	0.7	(3.0)	2,177.3
Money market funds	990.7	—	—	990.7	592.2	—	—	592.2
Mutual funds	8.2	—	—	8.2	8.0	—	—	8.0
Publicly-traded equity securities	—	—	—	—	5.3	—	(0.7)	4.6
Total available-for-sale securities	3,476.5	0.9	(2.0)	3,475.4	2,785.1	0.7	(3.7)	2,782.1
Trading securities in mutual funds	26.1	—	—	26.1	21.0	—	—	21.0
Total	$3,502.6	$0.9	$(2.0)	$3,501.5	$2,806.1	$0.7	$(3.7)	$2,803.1

Reported as:
Cash equivalents	$1,588.8	$—	$—	$1,588.8	$907.1	$—	$—	$907.1
Restricted investments	77.1	—	—	77.1	71.9	—	—	71.9
Short-term investments	922.3	0.1	(0.4)	922.0	753.4	0.1	(1.2)	752.3
Long-term investments	914.4	0.8	(1.6)	913.6	1,073.7	0.6	(2.5)	1,071.8
Total	$3,502.6	$0.9	$(2.0)	$3,501.5	$2,806.1	$0.7	$(3.7)	$2,803.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,563.2	$1,562.9
Due between one and five years	914.4	913.6
Total	$2,477.6	$2,476.5

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016 (in millions):

	As of September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$224.2	$(0.3)	$—	$—	$224.2	$(0.3)
Corporate debt securities	361.6	(0.5)	59.5	(0.3)	421.1	(0.8)
Foreign government debt securities	36.6	(0.1)	—	—	36.6	(0.1)
U.S. government agency securities	89.0	(0.2)	18.0	(0.2)	107.0	(0.4)
U.S. government securities	256.3	(0.4)	1.8	—	258.1	(0.4)
Total available-for-sale securities	$967.7	$(1.5)	$79.3	$(0.5)	$1,047.0	$(2.0)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$122.2	$(0.2)	$—	$—	$122.2	$(0.2)
Corporate debt securities	470.8	(1.9)	76.7	(0.1)	547.5	(2.0)
Foreign government debt securities	20.3	(0.1)	—	—	20.3	(0.1)
U.S. government agency securities	106.7	(0.3)	—	—	106.7	(0.3)
U.S. government securities	254.1	(0.4)	—	—	254.1	(0.4)
Total fixed income securities	974.1	(2.9)	76.7	(0.1)	1,050.8	(3.0)
Publicly-traded equity securities	4.6	(0.7)	—	—	4.6	(0.7)
Total available-for-sale securities	$978.7	$(3.6)	$76.7	$(0.1)	$1,055.4	$(3.7)

The Company had 582 and 494 investments in unrealized loss positions as of September 30, 2017 and December 31, 2016, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2017, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, there were no other-than-temporary impairments associated with these investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and nine months ended September 30, 2017 and September 30, 2016, there were no material gross realized gains or losses from either available-for-sale securities or from trading securities.

Restricted Cash and Investments

There have been no material changes to the composition of the Company's restricted cash and investments as described in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K. The restricted investments are designated as available-for-sale securities except relating to the non-qualified deferred compensation plan which are designated as trading securities. As of September 30, 2017, total restricted cash and investments was $123.2 million, of which $58.3 million was included in prepaid expenses and other current assets and $64.9 million was included in restricted cash and investments on the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

As of September 30, 2017 and December 31, 2016, the carrying values of the Company's investments in privately-held companies of $72.5 million and $62.7 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. These investments include debt and redeemable preferred stock securities that are carried at fair value, and non-redeemable preferred stock and common stock securities that are carried at cost. As of September 30, 2017 and December 31, 2016, the carrying value of the investments accounted for under the cost method were $30.2 million and $19.0 million, respectively. See Note 5, Fair Value Measurements, for the Company's investments in privately-held companies that are carried at fair value.

The Company adjusts the carrying value for its investments in privately-held companies that are carried at cost for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. There were no impairment charges for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company determined that certain investments in privately-held companies were other than-temporarily impaired, resulting in impairment charges of $4.5 million and $9.6 million, that were recorded within other expense, net in the Condensed Consolidated Statement of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2017 Using:				Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale securities:
Asset-backed securities	$—	$287.8	$—	$287.8	$—	$303.0	$—	$303.0
Certificates of deposit	—	50.0	—	50.0	—	66.1	—	66.1
Commercial paper	—	124.0	—	124.0	—	147.7	—	147.7
Corporate debt securities	—	834.1	—	834.1	—	844.9	—	844.9
Foreign government debt securities	—	64.7	—	64.7	—	33.9	—	33.9
Money market funds	990.7	—	—	990.7	592.2	—	—	592.2
Mutual funds	8.2	—	—	8.2	8.0	—	—	8.0
Publicly-traded equity securities	—	—	—	—	4.6	—	—	4.6
Time deposits	—	411.4	—	411.4	—	264.6	—	264.6
U.S. government agency securities	—	156.5	—	156.5	—	126.7	—	126.7
U.S. government securities	343.7	204.3	—	548.0	345.0	45.4	—	390.4
Total available-for-sale securities	1,342.6	2,132.8	—	3,475.4	949.8	1,832.3	—	2,782.1
Trading securities in mutual funds	26.1	—	—	26.1	21.0	—	—	21.0
Privately-held debt and redeemable preferred stock securities	—	—	42.3	42.3	—	—	43.7	43.7
Derivative assets:
Foreign exchange contracts	—	8.5	—	8.5	—	0.9	—	0.9
Total assets measured at fair value	$1,368.7	$2,141.3	$42.3	$3,552.3	$970.8	$1,833.2	$43.7	$2,847.7
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)

Total assets, reported as:
Cash equivalents	$947.9	$640.9	$—	$1,588.8	$549.4	$357.7	$—	$907.1
Restricted investments	77.1	—	—	77.1	71.9	—	—	71.9
Short-term investments	231.9	690.1	—	922.0	178.0	574.3	—	752.3
Long-term investments	111.8	801.8	—	913.6	171.5	900.3	—	1,071.8
Prepaid expenses and other current assets	—	8.5	—	8.5	—	0.9	—	0.9
Other long-term assets	—	—	42.3	42.3	—	—	43.7	43.7
Total assets measured at fair value	$1,368.7	$2,141.3	$42.3	$3,552.3	$970.8	$1,833.2	$43.7	$2,847.7

Total liabilities, reported as:
Other accrued liabilities	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)
Total liabilities measured at fair value	$—	$(0.6)	$—	$(0.6)	$—	$(4.9)	$—	$(4.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and nine months ended September 30, 2017, there were no purchases, sales, gains, or losses related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2017, the Company had no assets required to be measured at fair value on a nonrecurring basis. Investments in privately-held companies, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identifies as materially impacting the carrying value of the investments. As of December 31, 2016, certain investments in privately-held companies with a carrying value of $1.6 million were impaired and written-down to their fair value of zero and were classified as Level 3 assets due to lack of observable inputs to determine fair value. The Company estimates the fair value of its investments in privately-held companies using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. The impairment charge was recorded to other expense, net in the Condensed Consolidated Statements of Operations.

As of September 30, 2017 and December 31, 2016, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was $2,274.8 million and $2,215.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse (the “Pulse Note”), of $58.5 million and $132.9 million approximates its fair value as of September 30, 2017 and December 31, 2016. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value. See Note 8, Other Financial Information, for further information on the Pulse Note.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2017	December 31, 2016
Cash flow hedges	$231.6	$172.0
Non-designated derivatives	147.1	—
Total	$378.7	$172.0

Cash Flow Hedges

The Company uses foreign currency forwards to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of September 30, 2017, an estimated $8.8 million of existing gains or losses within accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized gain of $6.8 million and $17.6 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and nine months ended September 30, 2017, respectively; and unrealized gains of $0.3 million and $4.8 million for the corresponding periods of the fiscal year ended December 31, 2016, respectively. The amounts reclassified out of accumulated other comprehensive loss to cost of revenues and operating expense in the Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2017 and September 30, 2016.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2017 and September 30, 2016.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one month. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and nine months ended September 30, 2017 and September 30, 2016.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity (in millions):

Balance as of December 31, 2016	$3,081.7
Additions due to business combination	16.7
Other(*)	(2.2)
Balance as of September 30, 2017	$3,096.2
 ________________________________
(*) Other primarily consists of certain purchase accounting adjustments related to previously completed business combinations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets as of September 30, 2017 and December 31, 2016, were $133.0 million and $130.2 million, respectively. The balance as of September 30, 2017 includes $15.4 million of purchased intangible assets related to the acquisition of Cyphort. See Note 3, Business Combinations, for further details.

Amortization expense was $4.1 million and $12.6 million during the three and nine months ended September 30, 2017, respectively, and $4.8 million and $12.9 million during the three and nine months ended September 30, 2016, respectively.

Note 8. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2017	December 31, 2016
Production and service materials	$72.6	$75.6
Finished goods	18.3	19.9
Inventory	$90.9	$95.5

Reported as:
Prepaid expenses and other current assets	$84.9	$91.4
Other long-term assets	6.0	4.1
Total	$90.9	$95.5

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

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. No impairment charge was required for the Pulse Note as of September 30, 2017. The outstanding balance of the Pulse Note, along with the accumulated interest paid in kind, of $58.5 million as of September 30, 2017 is classified as a long-term asset based on expected collection beyond twelve months from the Condensed Consolidated Balance Sheet date.

During the three and nine months ended September 30, 2017, the interest income on the Pulse Note was $1.6 million and $6.5 million, respectively. During the three and nine months ended and September 30, 2016, the related amount of interest income recognized was $2.7 million and $8.0 million, respectively.

Warranties

Changes during the nine months ended September 30, 2017 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2016	$41.3
Provisions made during the period	29.6
Actual costs incurred during the period	(41.5)
Balance as of September 30, 2017	$29.4

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2017	December 31, 2016
Deferred product revenue:
Undelivered product commitments and other product deferrals	$309.3	$302.4
Distributor inventory and other sell-through items	61.9	74.2
Deferred gross product revenue	371.2	376.6
Deferred cost of product revenue	(47.5)	(53.7)
Deferred product revenue, net	323.7	322.9
Deferred service revenue	1,139.2	1,158.2
Total	$1,462.9	$1,481.1
Reported as:
Current	$977.4	$1,032.0
Long-term	485.5	449.1
Total	$1,462.9	$1,481.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$14.7	$9.1	$37.1	$25.5
Interest expense	(25.3)	(25.1)	(75.6)	(72.6)
Gain on investments, net	4.7	1.9	6.7	0.1
Other	0.8	0.7	(2.0)	(0.2)
Other expense, net	$(5.1)	$(13.4)	$(33.8)	$(47.2)

Note 9. Restructuring Charges

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

During the three and nine months ended September 30, 2017, the Company recorded $0.6 million and $26.0 million of severance costs, and $1.4 million and $3.4 million of contract terminations, respectively, that were recorded to restructuring charges in the Condensed Consolidated Statement of Operations. See Note 17, Subsequent Events, for discussion of the Company's restructuring activity subsequent to September 30, 2017.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities primarily related to the 2017 Restructuring Plan initiated in February 2017 (in millions):

	December 31, 2016(*)	Charges	Cash Payments	Other	September 30, 2017
Severance	$0.7	$26.0	$(25.5)	$(0.1)	$1.1
Contract terminations and other	0.5	3.4	(0.4)	0.1	3.6
Total	$1.2	$29.4	$(25.9)	$—	$4.7
 ________________________________
(*) Consists of costs in connection with a prior restructuring plan that is substantially complete.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Debt and Financing

Debt

The Company's long-term debt is summarized as follows (in millions, except percentages):

	As of September 30, 2017
	Amount	Effective Interest Rates
Senior Notes ("Notes"):
3.125% fixed-rate notes, due February 2019	$350.0	3.36%
3.300% fixed-rate notes, due June 2020	300.0	3.47%
4.600% fixed-rate notes, due March 2021	300.0	4.69%
4.500% fixed-rate notes, due March 2024, issued March 2014	350.0	4.63%
4.500% fixed-rate notes, due March 2024, issued February 2016	150.0	4.87%
4.350% fixed-rate notes, due June 2025	300.0	4.47%
5.950% fixed-rate notes, due March 2041	400.0	6.03%
Total senior notes	2,150.0
Unaccreted discount and debt issuance costs	(14.3)
Total	$2,135.7

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

In the event of a change of control repurchase event, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The indentures that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of September 30, 2017, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In June 2014, the Company entered into a Credit Agreement (“Credit Agreement”) with certain institutional lenders that provides for a $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowings under the Credit Agreement will bear interest at either i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.50%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.90% and 1.50%, depending on the Company's public debt rating. As of September 30, 2017, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $77.3 million and $132.6 million during the three and nine months ended September 30, 2017, respectively, and $59.3 million and $73.4 million during the three and nine months ended September 30, 2016, respectively. The Company received cash proceeds from financing providers of $57.6 million and $113.3 million during the three and nine months ended September 30, 2017, respectively, and $30.0 million and $40.8 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the amounts owed by the financing providers were $32.9 million and $13.6 million, respectively, which were recorded in accounts receivable in the Condensed Consolidated Balance Sheets.

Note 11. Equity

Cash Dividends on Shares of Common Stock

During the nine months ended September 30, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017, April 25, 2017 and July 25, 2017, which was paid on March 22, 2017, June 22, 2017 and September 22, 2017, respectively, to stockholders of record on March 1, 2017, June 1, 2017, and September 1, 2017, respectively, in the aggregate amount of $113.5 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of the Company or an authorized committee thereof. See Note 17, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2017.

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

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares repurchased	5.0	4.9	13.5	13.5
Average price per share	$28.16	$23.04	$28.85	$23.25
Amount repurchased	$140.0	$112.4	$390.0	$312.9

As of September 30, 2017, there was $329.7 million of authorized funds remaining under the Stock Repurchase Program.

Future share repurchases under the Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Stock Repurchase Program may be discontinued at any time. See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2017.

In addition to repurchases under the Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three and nine months ended September 30, 2017. Repurchases associated with tax withholdings were $1.4 million and $11.0 million for the three and nine months ended September 30, 2016.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the nine months ended September 30, 2017 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized (Losses) Gains on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$16.6	$(4.5)	$(49.4)	$(37.3)
Other comprehensive gains before reclassifications	1.4	14.6	19.3	35.3
Amount reclassified from accumulated other comprehensive loss	(2.0)	(2.4)	—	(4.4)
Other comprehensive (loss) gains, net	(0.6)	12.2	19.3	30.9
Balance as of September 30, 2017	$16.0	$7.7	$(30.1)	$(6.4)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2017 for realized gains on available-for-sale securities were not material, and were included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2017 for realized gains on cash flow hedges were not material, and were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations.

Note 12. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains the Company's 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

As of September 30, 2017, 35.3 million and 11.2 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively, which includes an additional 23.0 million shares under the 2015 Plan and 9.0 million shares under the ESPP that were approved by the Company's stockholders in May 2017.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2017 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	2.4	$29.20
Exercised	(0.5)	14.97
Expired/Canceled	(0.8)	31.09
Balance as of September 30, 2017	1.1	$34.31	1.1	$3.1

As of September 30, 2017:
Vested and expected-to-vest options	1.1	$34.31	1.1	$3.1
Exercisable options	1.0	$35.56	0.8	$2.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, restricted stock award ("RSA"), and PSA activity and related information as of and for the nine months ended September 30, 2017 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2016	20.9	$24.05
RSUs granted (1)(3)	6.6	27.56
RSUs assumed in acquisitions	0.1	26.91
PSAs granted (2)(3)	0.6	27.37
RSUs vested	(6.0)	23.81
RSAs vested	(0.4)	22.80
PSAs vested	(0.5)	24.29
RSUs canceled	(1.5)	24.57
PSAs canceled	(0.5)	25.11
Balance as of September 30, 2017	19.3	$25.23	1.1	$537.1
________________________________

(1)	Includes service-based and market-based RSUs.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee of the Board are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.6 million shares.

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the nine months ended September 30, 2017, the Company declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017, April 25, 2017, and July 25, 2017.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased approximately 1.2 million and 2.7 million shares of common stock through the ESPP at an average exercise price of $22.79 and $20.83 per share during the three and nine months ended September 30, 2017, respectively. Employees purchased approximately 1.4 million and 2.7 million shares of common stock through the ESPP at an average exercise price of $19.29 and $19.66 per share during the three and nine months ended September 30, 2016, respectively.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues - Product	$1.5	$1.5	$3.8	$4.9
Cost of revenues - Service	3.9	3.5	13.5	11.3
Research and development	18.5	27.2	67.4	89.0
Sales and marketing	13.7	17.5	45.3	40.7
General and administrative	7.4	5.9	21.1	17.1
Total	$45.0	$55.6	$151.1	$163.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$0.2	$1.5	$0.5	$3.7
RSUs, RSAs, and PSAs	41.0	50.3	138.9	147.6
ESPP	3.8	3.8	11.7	11.7
Total	$45.0	$55.6	$151.1	$163.0

As of September 30, 2017, the unrecognized compensation cost related to unvested stock options, RSUs, RSAs, and PSAs was $309.8 million to be recognized over a weighted-average period of 1.6 years.

Note 13. Segments

The Company operates in one reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance, accompanied by disaggregated information about net revenues by product and service, customer vertical, and geographic region as presented below.

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Routing	$585.8	$620.2	$1,679.9	$1,699.0
Switching	212.6	222.5	730.2	607.2
Security	71.3	85.5	205.7	237.1
Total product	869.7	928.2	2,615.8	2,543.3

Total service	388.1	357.1	1,171.9	1,061.2
Total	$1,257.8	$1,285.3	$3,787.7	$3,604.5

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

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cloud	$344.9	$359.4	$1,056.1	$911.5
Telecom/Cable	576.9	599.4	1,707.8	1,688.5
Strategic Enterprise	336.0	326.5	1,023.8	1,004.5
Total	$1,257.8	$1,285.3	$3,787.7	$3,604.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Americas:
United States	$668.8	$684.6	$2,076.0	$1,924.9
Other	60.4	60.4	165.6	168.3
Total Americas	729.2	745.0	2,241.6	2,093.2
Europe, Middle East, and Africa	298.6	338.0	871.3	923.5
Asia Pacific	230.0	202.3	674.8	587.8
Total	$1,257.8	$1,285.3	$3,787.7	$3,604.5

Note 14. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income taxes	$225.8	$236.6	$611.6	$555.3
Income tax provision	$60.1	$64.2	$157.3	$151.5
Effective tax rate	26.6%	27.1%	25.7%	27.3%

The Company's effective tax rates during the three and nine months ended September 30, 2017 and September 30, 2016, differ from the statutory rate primarily due to the benefit of the Section 199 deduction for U.S. production activities, the federal research and development credit, and earnings in foreign jurisdictions, which are subject to lower tax rates. Additionally, the Company's effective tax rates for the three and nine months ended September 30, 2017 were also impacted by the benefit from restructuring charges and excess tax benefits related to share-based compensation.

As of September 30, 2017, the total amount of gross unrecognized tax benefits was $236.7 million, of which $204.2 million, if recognized, would favorably affect the Company's effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease up to $67.0 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions. The balance primarily relates to matters involving U.S and non-U.S taxation of cross-border transactions and the utilization of losses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 15. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$165.7	$172.4	$454.3	$403.8
Denominator:
Weighted-average shares used to compute basic net income per share	378.3	381.0	380.0	382.3
Dilutive effect of employee stock awards	4.4	3.5	6.5	5.6
Weighted-average shares used to compute diluted net income per share	382.7	384.5	386.5	387.9
Net income per share
Basic	$0.44	$0.45	$1.20	$1.06
Diluted	$0.43	$0.45	$1.18	$1.04

Anti-dilutive shares	1.0	2.7	1.2	2.7

Note 16. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Clock-Signal, Supplier Component Remediation Liability

As of September 30, 2017 and December 31, 2016, the Company had approximately $0.8 million and $10.8 million, respectively, in other accrued liabilities on the Condensed Consolidated Balance Sheets for the expected remediation costs for certain products containing a defect in a clock-signal component manufactured by a third-party supplier. The Company has been advised by the component supplier that components may begin to fail after the product has been in operation for 18 months. The Company is in the process of implementing the remediation with its customers.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of September 30, 2017 and December 31, 2016, the Company recorded $20.1 million and $28.9 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017, $15.0 million of indemnification obligations expired and were therefore released.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 17. Subsequent Events

Restructuring Activities

Subsequent to September 30, 2017, the Company amended the 2017 Restructuring Plan to further realign its workforce. The Company expects to record severance charges of approximately $23.0 million to $27.0 million related to headcount reductions in the fourth quarter of 2017.

Dividend Declaration

On October 24, 2017, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on December 22, 2017 to stockholders of record as of the close of business on December 1, 2017.

Stock Repurchase Activities

Subsequent to September 30, 2017, through the filing of this Report, the Company repurchased 4.0 million shares of its common stock, for an aggregate purchase price of $100.0 million at an average price of $24.80 per share, under the Stock Repurchase Program. Repurchases of approximately 3.6 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $229.7 million of authorized funds remaining under the Stock Repurchase Program, as of the filing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” "Juniper," or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” "will," “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or Form 10-K.

Business and Market Environment

Juniper designs, develops, and sells products and services for high-performance networks to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility, efficiency and value through automation.

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

We continue to see significant opportunities from our shift toward the cloud, including large public and private data centers. We believe that network builders and operators are implementing cloud architectures to drive greater levels of operating efficiency and service agility. As these customers continue to grow, their architectures are evolving, and we believe our understanding of high performance networking technology, and our strategy to innovate, position us to capitalize on the industry transition to more modern, cost-efficient, scalable networks.

In switching, we see that cloud customers who can rapidly scale based on increased demand are in the process of adopting 100-Gigabit connections, or 100G. In the third quarter of 2017, this resulted in certain large deployment delays at our largest cloud customers as they prepare for this adoption which adversely impacted our switching revenue results. We expect switching to return to normalized spending patterns in the first half of 2018. In routing, we believe that certain large cloud customers are starting to transition their wide area networks from scale-up to a scale-out architecture as they continue to add capacity, which we expect may result in a transition by these customers from purchasing our MX product family to our PTX product family. We believe this architectural shift will lead to a near-term slowdown in our net revenues, especially with respect to our routing products. However, we are unable to predict the exact timing or duration of the transition, as it will vary from customer to customer.

Our overall cloud strategy has not changed and we continue to execute against our innovation roadmap, which includes our plan to continue to grow our relevance and our business in the cloud vertical.

In 2017, we continued to execute on our product strategy. We announced Cloud-Grade Networking, which we expect will accelerate agility and innovation with cloud customers. Cloud-Grade Networking builds on carrier-grade reach and reliability and enterprise-grade control and usability, bringing cloud-level agility and operational scale to networks everywhere. This announcement included two new foundational products:

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

We also announced enhancements to our Software-Defined Secure Networks, or SDSN, platform and expanded our public cloud offering with the introduction of vSRX for Microsoft Azure. Our SDSN enhancements deliver pervasive security across multi-vendor environments, public clouds, and private clouds.
During the third quarter of 2017, we announced further cloud-based enhancements to our security portfolio. We introduced our Contrail Security product, a new security solution specifically designed to allow enterprises and Software-as-a-Service, or SaaS, cloud providers to protect applications running in multiple cloud environments. We also completed the acquisition of Cyphort Inc., a software company that provides security analytics for advanced threat defense. This acquisition is expected to strengthen the capabilities of our cloud-based threat prevention service, Sky Advanced Threat Prevention, or Sky ATP, by increasing efficiency and performance and providing additional threat detection functionalities and analytics.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Net revenues	$1,257.8	$1,285.3	$(27.5)	(2)%	$3,787.7	$3,604.5	$183.2	5%
Gross margin	$772.4	$799.5	$(27.1)	(3)%	$2,320.9	$2,246.8	$74.1	3%
Percentage of net revenues	61.4%	62.2%			61.3%	62.3%
Operating income	$230.9	$250.0	$(19.1)	(8)%	$645.4	$602.5	$42.9	7%
Percentage of net revenues	18.4%	19.5%			17.0%	16.7%
Net income	$165.7	$172.4	$(6.7)	(4)%	$454.3	$403.8	$50.5	13%
Percentage of net revenues	13.2%	13.4%			12.0%	11.2%
Net income per share:
Basic	$0.44	$0.45	$(0.01)	(2)%	$1.20	$1.06	$0.14	13%
Diluted	$0.43	$0.45	$(0.02)	(4)%	$1.18	$1.04	$0.14	13%
Cash dividends declared per common stock	$0.10	$0.10	$—	—%	$0.30	$0.30	$—	—%

Operating cash flows					$1,045.9	$776.3	$269.6	35%
Stock repurchase plan activity	$140.0	$112.4	$27.6	25%	$390.0	$312.9	$77.1	25%
DSO	52	53	(1)	(2)%

					September 30, 2017	December 31, 2016	$ Change	% Change
Deferred revenue					$1,462.9	$1,481.1	$(18.2)	(1)%
Product deferred revenue					$323.7	$322.9	$0.8	—%

•
Net Revenues: Net revenues decreased during the three months ended September 30, 2017, compared to the same period in 2016, due to a decline in product revenues across all technologies. Lower routing revenue was driven by the timing of deployments of Telecom/Cable customers. The decline in switching revenue was primarily due to delay in timing of certain large cloud customer deployments related to the architectural shift to more modern, cost efficient and scalable networks. Our security business continued to undergo product transitions from our legacy products to our newer product offerings, resulting in a decline in revenues. Service revenue grew 9% year-over-year, driven by strong demand for professional services and strong renewal and attach rates of support contracts.

We saw year-over-year revenue growth during the nine months ended September 30, 2017, compared to the same period in 2016, primarily driven by strong switching revenue growth from continued data center strength, particularly from our QFX product family, and from our Services business, which also remained strong.

Of our top ten customers for the third quarter of 2017, five were Cloud, four were Telecom/Cable, and one was Strategic Enterprise. Of these customers, one was located outside of the U.S.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to customer mix and higher costs of certain memory components. The decrease was partially offset by improvements in our cost structure. Additionally, our gross margin as a percentage of net revenues for the nine month ended September 30, 2017, compared to the same period in 2016, was impacted by product mix related to the strong performance of switching and by charges related to certain supplier component remediation.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to the drivers described in the gross margin discussion above and lower net revenues, partially offset by a net decrease in our operating expenses from lower personnel-related costs and the effect of litigation settlement charges in 2017.

Operating income as a percentage of net revenues increased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to higher net revenues driven by strength in our Switching and Services business, partially offset by higher operating expenses primarily from restructuring charges and the drivers described in the gross margin discussion above.

•
Capital Return: During the three and nine months ended September 30, 2017, we repurchased 5.0 million and 13.5 million of shares of our common stock, respectively, and paid a quarterly cash dividend of $0.10 per share, for an aggregate amount of $37.7 million and $113.5 million, respectively.

•
Operating Cash Flows: Operating cash flows increased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in cash collections from customers in the first half of 2017 due to higher invoicing activity during the fourth quarter of 2016, partially offset by higher payments for restructuring activities and an increase in cash paid for income taxes.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the third quarter of 2017 decreased one day, compared to the same period in 2016.

•
Product Deferred Revenue: Product deferred revenue increased as of September 30, 2017 compared to December 31, 2016, primarily due to shipments that have not met certain revenue recognition criteria, partially offset by the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer in the first quarter of 2017.

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

During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Routing	$585.8	$620.2	$(34.4)	(6)%	$1,679.9	$1,699.0	$(19.1)	(1)%
Switching	212.6	222.5	(9.9)	(4)%	730.2	607.2	123.0	20%
Security	71.3	85.5	(14.2)	(17)%	205.7	237.1	(31.4)	(13)%
Total Product	869.7	928.2	(58.5)	(6)%	2,615.8	2,543.3	72.5	3%
Percentage of net revenues	69.1%	72.2%			69.1%	70.6%
Total Service	388.1	357.1	31.0	9%	1,171.9	1,061.2	110.7	10%
Percentage of net revenues	30.9%	27.8%			30.9%	29.4%
Total net revenues	$1,257.8	$1,285.3	$(27.5)	(2)%	$3,787.7	$3,604.5	$183.2	5%

Cloud	$344.9	$359.4	$(14.5)	(4)%	$1,056.1	$911.5	$144.6	16%
Percentage of net revenues	27.4%	28.0%			27.9%	25.3%
Telecom/Cable	576.9	599.4	(22.5)	(4)%	1,707.8	1,688.5	19.3	1%
Percentage of net revenues	45.9%	46.6%			45.1%	46.8%
Strategic Enterprise	336.0	326.5	9.5	3%	1,023.8	1,004.5	19.3	2%
Percentage of net revenues	26.7%	25.4%			27.0%	27.9%
Total net revenues	$1,257.8	$1,285.3	$(27.5)	(2)%	$3,787.7	$3,604.5	$183.2	5%

Americas:
United States	$668.8	$684.6	$(15.8)	(2)%	$2,076.0	$1,924.9	$151.1	8%
Other	60.4	60.4	—	—%	165.6	168.3	(2.7)	(2)%
Total Americas	729.2	745.0	(15.8)	(2)%	2,241.6	2,093.2	148.4	7%
Percentage of net revenues	58.0%	58.0%			59.2%	58.1%
EMEA	298.6	338.0	(39.4)	(12)%	871.3	923.5	(52.2)	(6)%
Percentage of net revenues	23.7%	26.3%			23.0%	25.6%
APAC	230.0	202.3	27.7	14%	674.8	587.8	87.0	15%
Percentage of net revenues	18.3%	15.7%			17.8%	16.3%
Total net revenues	$1,257.8	$1,285.3	$(27.5)	(2)%	$3,787.7	$3,604.5	$183.2	5%

Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Product net revenues decreased during the three months ended September 30, 2017, compared to the same period in 2016, due to a decrease in revenue from routing products, and, to a lesser extent, switching, and security.

The year-over-year decrease in routing revenue was primarily driven by a decline in EMEA, and to a lesser extent, in the Americas within the Telecom/Cable vertical as a result of the timing of customer deployments, partially offset by revenue growth in APAC from certain strategic customers. Revenues from our MX and legacy routing products declined year-over-year, which was partially offset by a strong increase in revenues from our PTX products.

The decline in switching revenue during the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to the timing of certain large deployments within our Cloud vertical. As growth continues for our large cloud customers, their architectures are evolving to more modern, cost efficient and scalable networks, which adversely impacted our switching revenue results. We also saw a decline in revenues from our EX products, partially offset by the continued year-over-year growth from our QFX family of products. In security, the year-over-year decline was primarily driven by a decrease in revenues from our SRX products.

Service net revenues increased during the three months ended September 30, 2017, compared to the same period in 2016, which was driven by strong demand for professional services and strong renewal and attach rates of support contracts.

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Product net revenues increased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to data center strength in switching, particularly from our QFX product family. The switching net revenue growth was driven by the Cloud vertical in the Americas. We expect that our data center switching portfolio will continue to drive revenue growth in our switching business in the foreseeable future.

The increase in switching revenues was partially offset by lower routing revenues primarily in EMEA, as well as a decline from legacy routing products, partially offset by a strong increase in revenues from our PTX products. We experienced a continued decline in revenues from our security business as our customers continue to transition to our newer product offerings, and we expect this transition to continue over the next few quarters.

Service net revenues also increased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to strong renewal and attach rates of support contracts. Additionally, in the first quarter of 2017 we recognized previously deferred revenue of approximately $15.0 million related to the completion of delivery to an APAC Telecom customer.

Customer

No customer accounted for greater than 10% of our net revenues during the three and nine months ended September 30, 2017 and September 30, 2016.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product gross margin	$533.7	$578.6	$(44.9)	(8)%	$1,589.4	$1,587.5	$1.9	—%
Percentage of product revenues	61.4%	62.3%			60.8%	62.4%
Service gross margin	238.7	220.9	17.8	8%	731.5	659.3	72.2	11%
Percentage of service revenues	61.5%	61.9%			62.4%	62.1%
Total gross margin	$772.4	$799.5	$(27.1)	(3)%	$2,320.9	$2,246.8	$74.1	3%
Percentage of net revenues	61.4%	62.2%			61.3%	62.3%

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

Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to (i) customer mix; (ii) higher costs of certain memory components; and (iii) lower net revenues. The decrease was partially offset by improvements in our cost structure. We expect similar gross margin dynamics to persist for the remainder of 2017. We expect that our product gross margin will continue to vary in the future due to the mix of products sold, geographic mix, and competitive pricing pressures. We believe product gross margins as a percentage of net revenues will improve over the long term from the continued expected acceptance of our new products and technologies, the expected increase in software revenues as a percentage of total revenues as we continue to focus on our software-based business models, and as we continue to manage costs within our supply chain.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to higher material costs and higher delivery costs related to growth in emerging markets.

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Product gross margin

Product gross margin as a percentage of product revenues decreased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to (i) customer mix as we continue to expand our footprint with certain strategic customers, particularly Cloud and Telecom/Cable in APAC; (ii) product mix related to the strong performance of Switching; and (iii) higher costs of certain memory components. The decrease was partially offset by improvements in our cost structure and higher net revenues. We expect similar gross margin dynamics to persist for the remainder of 2017. Additionally, our gross margin as a percentage of net revenues for the nine months ended September 30, 2017, compared to the same period in 2016, was impacted by charges related to certain supplier component remediation.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the nine months ended September 30, 2017, compared to the same period in 2016, due to higher revenue, including the recognition of previously deferred revenue related to the completion of delivery to an APAC Telecom customer, as well as improved cost optimization in labor and logistics and customer mix, partially offset by higher material costs and higher delivery costs related to growth in emerging markets.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$236.4	$251.8	$(15.4)	(6)%	$752.8	$750.7	$2.1	—%
Percentage of net revenues	18.8%	19.6%			19.9%	20.8%
Sales and marketing	232.5	242.9	(10.4)	(4)%	716.6	718.4	(1.8)	—%
Percentage of net revenues	18.5%	18.9%			18.9%	19.9%
General and administrative	70.6	54.0	16.6	31%	176.7	172.0	4.7	3%
Percentage of net revenues	5.6%	4.2%			4.6%	4.8%
Restructuring charges	2.0	0.8	1.2	150%	29.4	3.2	26.2	819%
Percentage of net revenues	0.2%	0.1%			0.8%	0.1%
Total operating expenses	$541.5	$549.5	$(8.0)	(1)%	$1,675.5	$1,644.3	$31.2	2%
Percentage of net revenues	43.1%	42.8%			44.2%	45.6%

Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

During the three months ended September 30, 2017, compared to the same period in 2016, total operating expenses decreased primarily due to lower personnel-related expenses, including share-based compensation, salaries and wages, and variable compensation in research and development, or R&D, and to a lesser extent, in sales and marketing. The decrease was partially offset by litigation settlement charges within general and administrative expense, or G&A, pursuant to a settlement reached in November 2017 in connection with a legal proceeding. As a result, we recorded a charge within G&A expense in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2017 and a corresponding accrued liability on the Condensed Consolidated Balance Sheet as of September 30, 2017.

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

During the nine months ended September 30, 2017, compared to the same period in 2016, total operating expenses increased primarily due to charges recorded under the restructuring plan initiated in the first quarter of 2017 to realign our workforce and increase operational efficiencies, which we refer to as the 2017 Restructuring Plan. Subsequent to September 30, 2017, we amended the 2017 Restructuring Plan to further realign our workforce. We expect to record severance charges of approximately $23.0 million to $27.0 million related to headcount reductions in the fourth quarter of 2017.

We also saw an increase in G&A expense resulting from the litigation settlement charges as described above, partially offset by a decline in other legal costs and acquisition related-costs. R&D expense increased due to higher costs related to certain R&D project realignments and higher prototype costs, partially offset by lower share-based compensation expense.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest income	$14.7	$9.1	$5.6	62%	$37.1	$25.5	$11.6	45%
Interest expense	(25.3)	(25.1)	(0.2)	1%	(75.6)	(72.6)	(3.0)	4%
Gain on investments, net	4.7	1.9	2.8	147%	6.7	0.1	6.6	N/M
Other	0.8	0.7	0.1	14%	(2.0)	(0.2)	(1.8)	N/M
Total other expense, net	$(5.1)	$(13.4)	$8.3	(62)%	$(33.8)	$(47.2)	$13.4	(28)%
Percentage of net revenues	(0.4)%	(1.0)%			(0.9)%	(1.3)%
________________________________
N/M - percentage is not meaningful.

Three and Nine Months Ended September 30, 2017 compared with the Three and Nine Months Ended September 30, 2016

Total other expense, net decreased during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase in interest income related to our debt securities, as a result of a larger balance in the portfolio and higher yields. We also saw an increase from gains on equity investments, primarily related to the sale of publicly-held investments during the three and nine months ended September 30, 2017. In addition, we recorded impairment charges on certain investments in privately-held companies during the three and nine months ended September 30, 2016, and there were no such charges recorded during the three and nine months ended September 30, 2017.

Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax provision	$60.1	$64.2	$(4.1)	(6)%	$157.3	$151.5	$5.8	4%
Effective tax rate	26.6%	27.1%			25.7%	27.3%

Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

The effective tax rate decreased during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to litigation settlement charges and a change in the geographic mix of earnings.

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

The effective tax rate decreased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to the benefits from restructuring and litigation settlement charges and excess tax benefits related to share-based compensation resulting from adoption of the accounting standard on January 1, 2017, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2017	December 31, 2016	$ Change	% Change
Working capital	$2,698.0	$2,236.0	$462.0	21%

Cash and cash equivalents	$2,363.7	$1,833.2	$530.5	29%
Short-term investments	922.0	752.3	169.7	23%
Long-term investments	913.6	1,071.8	(158.2)	(15)%
Total cash, cash equivalents, and investments	4,199.3	3,657.3	542.0	15%
Long-term debt	2,135.7	2,133.7	2.0	—%
Cash, cash equivalents, and investments, net	$2,063.6	$1,523.6	$540.0	35%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net cash provided by operating activities(*)	$1,045.9	$776.3	$269.6	35%
Net cash used in investing activities	$(84.1)	$(308.3)	$224.2	(73)%
Net cash used in financing activities(*)	$(444.6)	$(200.1)	$(244.5)	122%
________________________________
(*) On January 1, 2017, we adopted the new accounting pronouncement on Improvements to Employee Share-Based Payment Accounting, requiring excess tax benefits to be presented as an operating activity in the consolidated statements of cash flows. We applied this provision on a retrospective basis. During the nine months ended September 30, 2016, $5.8 million of excess tax benefits have been reclassified from financing to operating activities to conform to the current-period presentation.

Operating Activities

Net cash provided by operations increased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in cash collections from customers in the first half of 2017 due to higher invoicing activity during the fourth quarter of 2016, partially offset by higher payments for restructuring activities and an increase in cash paid for income taxes.

Investing Activities

Net cash used in investing activities decreased during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to the receipt of $75.0 million in proceeds from the Pulse Note and lower payments for capital expenditures and business combinations during the nine months ended September 30, 2017.

Financing Activities

Net cash used in financing activities increased during the nine months ended September 30, 2017, compared to the same period in 2016, partially due to an increase in purchases and retirement of our common stock during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we raised $494.0 million from our 2019 Notes and 2024 Notes and repaid $300.0 million of our 2016 Notes.

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

During the three and nine months ended September 30, 2017, we repurchased and retired approximately 5.0 million and 13.5 million shares of our common stock, at an average price of $28.16 and $28.85 per share, for an aggregate purchase price of $140.0 million and $390.0 million, respectively. As of September 30, 2017, there was $329.7 million of authorized funds remaining under the Stock Repurchase Program.

In 2017, we are committed to returning approximately 50% of annual free cash flow to our shareholders, inclusive of share repurchases and dividends. Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

Future stock repurchases under our stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. See Note 17, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our stock repurchase activity subsequent to September 30, 2017.

During the nine months ended September 30, 2017, we declared a quarterly cash dividend of $0.10 per share of common stock on January 26, 2017, April 25, 2017 and July 25, 2017, which was paid on March 22, 2017, June 22, 2017 and September 22, 2017 respectively, to stockholders of record on March 1, 2017, June 1, 2017 and September 1, 2017, respectively, in the aggregate amount of $113.5 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 17, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for discussion of our dividend declaration subsequent to September 30, 2017.

Revolving Credit Facility

As of September 30, 2017, we were in compliance with all covenants and there were no amounts outstanding under our unsecured revolving credit facility that will expire in 2019, which enables borrowings up to $500.0 million, with the option to increase the amount of the credit facility by up to an additional $200.0 million.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. As of September 30, 2017, 84% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility will be sufficient to fund our operations, planned stock repurchases and dividends, capital expenditures, commitments, and other liquidity requirements and anticipated growth for at least the next twelve months. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate, the timing and amount we spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services, the costs to acquire or invest in businesses and technologies, and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in customer mix, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer, partner and supplier consolidation and concentration, competition, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. In addition, while we may have backlog orders for products that have not shipped, we believe that our backlog may not be a reliable indicator of future operating results for a number of reasons, including project delays, changes in project scope and the fact that our customers may cancel purchase orders or change delivery schedules without significant penalty. Furthermore, market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or logistics costs, issues with product quality, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, modifications to our pricing strategy in order to gain footprint in certain markets or with certain customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2016, our margins decreased compared to fiscal year 2015, primarily due to elevated pricing pressure and product mix. In fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. In fiscal year 2014, our margins declined compared to fiscal year 2013, as a result of higher inventory charges resulting from product rationalizations in connection with our 2014 restructuring plan and an industry-wide memory product quality defect for a component from a third party. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

From time to time, we have increased investment in our business by, for example, increasing headcount, acquiring companies, and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies, we implemented a new strategic focus, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted a new capital allocation plan. In connection with our cost management measures, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing, and general and administrative. We recorded a goodwill impairment charge of $850.0 million in the fourth quarter of 2014 due to the underperformance of our Security reporting unit and product rationalizations. Further strategy-related pivots could lead to delays in achieving revenue and profit forecasts and result in additional impairment. In addition, in February 2017 we initiated the 2017 Restructuring Plan to realign our workforce and increase operational efficiencies. This included workforce reductions and contract terminations. As we assess the performance of our operating results against our long-term operating goals and evaluate potential opportunities for improvement, the 2017 Restructuring Plan has been expanded and additional restructuring charges will be incurred in the fourth quarter of 2017 to further align our workforce. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

A material portion of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our Telecom/Cable and Cloud verticals. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or delays in deployment) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. For example, in the third quarter of 2017, our switching results were adversely affected by spending delays from our largest cloud customers, who we believe are in the process of preparing to implement a networking architectural shift. The duration of the delay is difficult to predict, in part because each cloud customer will migrate their network architecture based on their own constraints. Such delays in purchases can make it more difficult to predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we serve. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Nokia Corporation (following its acquisition of Alcatel-Lucent), Arista, Brocade, HPE, and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, F5 Networks, and Fortinet. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

In the past two years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including the possibility of import tariffs or regional conflicts. Each of these factors could adversely affect our business, financial condition and results of operations.

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

System security risks, data protection breaches, and cyber-attacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and proprietary business information of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks or expose us or our products to cyber attacks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

As a result of the ScreenOS matter, or any other actual or perceived breach of network security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products and our overall reputation could be harmed. As a large, well known provider of networking products, cyber attackers may specifically target our products or attempt to imitate us or our products in order to compromise a network. Because the techniques used by attackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. This could impede our sales, manufacturing, distribution or other critical functions, which could have an adverse impact on our financial results. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities, including the ScreenOS matter, could be significant and may be difficult to anticipate or measure, because the damage may differ based on the identity and motive of the attacker, which are often difficult to pinpoint. Additionally, we could be subject to regulatory investigations, potential fines and litigation in connection with a security breach or related issue and be liable to third parties for these types of breaches.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. In addition, we have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments and/or warranty or other claims. For example, in late 2016, we became aware of a defect in a clock-signal component from a third-party supplier that affected certain of our products and which resulted in remediation costs. As a result of this issue, we recorded a product cost of revenue charge that impacted our product gross margins for our fiscal year ended December 31, 2016 and three months ended March 31, 2017, and we may incur additional costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation and Intel Corporation acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2017 we acquired Cyphort Inc. and in 2016, we acquired AppFormix Inc., Aurrion, Inc. and BTI Systems Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In addition, as a contractor and subcontractor to U.S. government departments and agencies, we are subject to Federal regulations pertaining to our IT systems. For instance, as a subcontractor to the U.S. Department of Defense, or DOD, the Defense Federal Acquisition Regulation Supplement (DFARS) requires that our IT systems comply with the security and privacy controls described in National Institute of Standards and Technology Special Publication 800-171, or NIST SP 800-171 no later than December 31, 2017. The DFARS also requires that we flow the security control requirement down to certain of our own subcontractors. Failure to comply with these requirements could result in a loss of Federal government business, subject us to claims or other remedies for non-compliance and negatively impact our business, financial condition, and results of operations.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of September 30, 2017, our goodwill was $3,096.2 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

During the three months ended June 30, 2017, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis on our Security reporting unit. Based on our analysis, we determined that our Security reporting unit’s goodwill was not impaired. However, our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third party licenses or license additional technology from third-parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Third party technology we incorporate into our products that is deemed to infringe on the intellectual property of others may result, and in some cases has resulted, in limitations on our ability to source technology from those third parties, restrictions on our ability to sell products that incorporate the infringing technology, increased exposure to liability that we will be held responsible for incorporating the infringing technology in our products and increased costs involved in removing that technology from our products or developing substitute technology. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

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

As of September 30, 2017, we have issued $2,150.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $2,135.7 million in outstanding long-term debt (see discussion in Note 10, Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of September 30, 2017, no amounts were outstanding under the Credit Agreement.

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

We have announced that, beginning in 2017, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Any failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At September 30, 2017, we had $2,363.7 million in cash and cash equivalents and $1,835.6 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, publicly-traded equity securities, time deposits, U.S. government agency securities, and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

We self-insure against many business risks and expenses, such as intellectual property litigation and our medical benefit programs, where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or is not available. We also maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles, policy limits, and exclusions that result in our retention of a level of risk on a self-insurance basis. In addition, our insurance coverage may not be adequate to compensate us for all losses or failures that may occur. Losses not covered by insurance could be substantial and unpredictable and could adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended September 30, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2017	—	$—	—	$469.7
August 1 - August 31, 2017	5.0	$28.16	5.0	$329.7
September 1 - September 30, 2017	—	$—	—	$329.7
Total	5.0		5.0
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
10.1
Form of Change of Control Agreement for Certain Officers, approved for use on August 29, 2017 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2017) ++

10.2
Form of Severance Agreement for Certain Officers, approved for use on August 29, 2017 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 31, 2017) ++

10.3	Compensation Letter, dated August 9, 2017, between Juniper Networks, Inc. and Anand Athreya*++

10.4	Employment Offer Letter, dated June 23, 2017, between Juniper Networks, Inc. and Bikash Koley*++

10.5	Change of Control Agreement, dated September 5, 2017, between Juniper Networks, Inc. and Bikash Koley*++

10.6	Severance Agreement, dated September 5, 2017, between Juniper Networks, Inc. and Bikash Koley*++

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
**Furnished herewith.
++Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

November 7, 2017	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 7, 2017	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)