Form 10-Q
period 2018-03-31
JUNIPER NETWORKS INC
filed 2018-05-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 349,152,345 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 4, 2018.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues:
Product	$710.8	$828.9
Service	371.8	392.1
Total net revenues	1,082.6	1,221.0
Cost of revenues:
Product	306.4	330.2
Service	157.8	144.2
Total cost of revenues	464.2	474.4
Gross margin	618.4	746.6
Operating expenses:
Research and development	269.4	276.2
Sales and marketing	239.4	244.2
General and administrative	56.0	50.5
Restructuring (benefits) charges	(1.9)	19.4
Total operating expenses	562.9	590.3
Operating income	55.5	156.3
Other expense, net	(14.1)	(15.7)
Income before income taxes	41.4	140.6
Income tax provision	7.0	31.8
Net income	$34.4	$108.8

Net income per share:
Basic	$0.10	$0.29
Diluted	$0.10	$0.28
Shares used in computing net income per share:
Basic	355.3	380.9
Diluted	360.6	388.0
Cash dividends declared per common stock	$0.18	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$34.4	$108.8
Other comprehensive income, net of tax:
Available-for-sale debt securities:
Unrealized (loss) gain, net of tax benefit of $1.4 and tax provision $0.7, respectively	(2.0)	1.5
Reclassification adjustment for realized net loss (gain) included in net income, net of tax provisions of zero for each period	0.9	(0.1)
Net change on available-for-sale debt securities, net of tax	(1.1)	1.4
Cash flow hedges:
Unrealized gains, net of tax provisions of $0.3 and $1.7, respectively	13.1	5.3
Reclassification adjustment for realized net (gain) loss included in net income, net of tax provisions of $0.6 and $0.3, respectively	(5.1)	1.1
Net change on cash flow hedges, net of tax	8.0	6.4
Change in foreign currency translation adjustments	5.3	7.9
Other comprehensive income, net of tax	12.2	15.7
Comprehensive income	$46.6	$124.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,614.2	$2,006.5
Short-term investments	317.7	1,026.1
Accounts receivable, net of allowances	679.9	852.0
Prepaid expenses and other current assets	308.9	299.9
Total current assets	3,920.7	4,184.5
Property and equipment, net	1,013.8	1,021.1
Long-term investments	516.5	988.4
Purchased intangible assets, net	123.8	128.1
Goodwill	3,096.2	3,096.2
Other long-term assets	407.5	415.5
Total assets	$9,078.5	$9,833.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$189.2	$217.6
Accrued compensation	172.8	186.0
Deferred revenue	888.2	1,030.3
Short-term debt	349.3	—
Other accrued liabilities	230.5	304.3
Total current liabilities	1,830.0	1,738.2
Long-term debt	1,787.7	2,136.3
Long-term deferred revenue	368.7	509.0
Long-term income taxes payable	649.5	650.6
Other long-term liabilities	117.9	118.8
Total liabilities	4,753.8	5,152.9
Commitments and contingencies (Note 14)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 349.0 shares and 365.5 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	7,615.5	8,042.1
Accumulated other comprehensive income (loss)	12.5	(5.4)
Accumulated deficit	(3,303.3)	(3,355.8)
Total stockholders' equity	4,324.7	4,680.9
Total liabilities and stockholders' equity	$9,078.5	$9,833.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$34.4	$108.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	70.4	62.0
Depreciation, amortization, and accretion	55.7	55.8
Other	1.7	(1.0)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	170.8	383.0
Prepaid expenses and other assets	(11.7)	(3.5)
Accounts payable	(31.2)	(18.4)
Accrued compensation	(14.1)	(47.2)
Income taxes payable	(7.6)	4.1
Other accrued liabilities	(51.1)	(8.9)
Deferred revenue	53.8	11.9
Net cash provided by operating activities	271.1	546.6
Cash flows from investing activities:
Purchases of property and equipment	(42.2)	(32.1)
Purchases of available-for-sale debt investments	(8.1)	(378.9)
Proceeds from sales of available-for-sale debt investments	968.0	218.8
Proceeds from maturities and redemptions of available-for-sale debt investments	215.4	184.3
Purchases of trading investments	—	(1.8)
Purchases of equity investments	(2.0)	—
Proceeds from sales of equity investments	3.3	—
Payment of escrow balance related to prior year acquisition	(22.2)	—
Net cash provided by (used in) investing activities	1,112.2	(9.7)
Cash flows from financing activities:
Repurchase and retirement of common stock, including prepayment under an accelerated share repurchase program	(754.2)	(129.7)
Proceeds from issuance of common stock	29.3	33.7
Payment of dividends	(62.1)	(38.0)
Change in customer financing arrangement	(16.6)	—
Net cash used in financing activities	(803.6)	(134.0)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	6.2	7.2
Net increase in cash, cash equivalents and restricted cash	585.9	410.1
Cash, cash equivalents and restricted cash at beginning of period	2,059.1	1,880.6
Cash, cash equivalents and restricted cash at end of period	$2,645.0	$2,290.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2017, has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any future period.

The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K").

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, effective January 1, 2018, using the retrospective transition method. Restricted cash of $47.4 million and $48.7 million in the prior period have been included with cash and cash equivalents when reconciling the beginning and ending total amounts, respectively, on the statement of cash flows for the three months ended March 31, 2017, to conform to the current period presentation. The adoption did not have a material impact on the cash flow activity presented on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. See Note 3, Cash Equivalents and Investments for a reconciliation of the cash balances within our Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets.

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

Note 2. Summary of Significant Accounting Policies

Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Recently Adopted Accounting Standard

Comprehensive Income: Effective January 1, 2018, the Company early adopted FASB ASU No. 2018-02 (Topic 220), Income Statement - Reporting Comprehensive Income, issued in February 2018, with an election to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "Tax Act"), from accumulated other comprehensive income to retained earnings. The adoption resulted in a reclassification of $5.7 million in income from accumulated other comprehensive income (loss) to accumulated deficit as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Financial Instruments: On January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities and FASB ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which changes how entities classify and measure equity investments and present changes in the fair value of financial liabilities measured under the fair value option. The guidance also updates certain presentation and disclosure requirements. The impact of the adoption on the Company's Condensed Consolidated Financial Statements was as follows:

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

•
Equity investments with readily determinable fair value: The Company is required to account for changes in fair value of its equity investments with readily determinable fair value in the statements of operations. The Company adopted the standard using a modified retrospective transition method, resulting in no impact to the January 1, 2018 opening accumulated deficit balance.

•
Equity investments without readily determinable fair value: The Company elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for all equity investments without readily determinable fair value and is required to account for any subsequent observable changes in fair value in the statements of operations. In addition, the Company is required to perform a qualitative assessment considering impairment indicators at each reporting period to evaluate whether the investment is impaired. If the investment is impaired, the Company will estimate the fair value of the investment and record an impairment loss in the statements of operations equal to the difference between the estimated fair value of the investment and its carrying amount. See Note 3, Cash Equivalents and Investments for additional disclosures required upon adopting the standard.

•
Deferred tax assets: The Company is required to assess the realizability of deferred tax assets related to available for sale debt securities in combination with its other deferred tax assets, using the same sources of taxable income that are used to assess the need for a valuation allowance on other deferred tax assets. The Company adopted the standard using a modified retrospective transition method, resulting in no impact to the January 1, 2018 opening accumulated deficit balance.

Revenue Recognition: On January 1, 2018, the Company adopted FASB ASU No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09” or "Topic 606"), which provides guidance for revenue recognition that superseded the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605") and most industry specific guidance. Under ASU 2014-09, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 under the modified retrospective approach, applying the amendments to prospective reporting periods. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605.
The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 to all contracts with customers that were not completed as of December 31, 2017 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	December 31, 2017		January 1, 2018
	As reported	Adjustments	As adjusted
Assets:
Accounts receivable, net of allowances	$852.0	$(1.9)	$850.1
Prepaid expenses and other current assets	299.9	31.5	331.4
Other long-term assets	415.5	(21.1)	394.4
Total assets	$9,833.8	$8.5	$9,842.3

Liabilities:
Deferred revenue	$1,030.3	$(211.7)	$818.6
Other accrued liabilities	304.3	31.3	335.6
Long-term deferred revenue	509.0	(124.6)	384.4
Total liabilities	$5,152.9	$(305.0)	$4,847.9

Equity:
Accumulated deficit	$(3,355.8)	$313.5	$(3,042.3)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Upon adoption, the Company recorded a cumulative effect adjustment of $313.5 million, net of tax adjustment of $61.4 million, which decreased the January 1, 2018 opening accumulated deficit balance on the Condensed Consolidated Balance Sheet, primarily as a result of the following items:

•
Distributor Sales: Under Topic 606, the Company recognizes revenue from sales to distributors upon delivery of the product to the distributor, rather than upon delivery of the product to the end customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, are estimated at the point of revenue recognition.

•
Software Revenue: Under Topic 605, the Company deferred revenue for software licenses where vendor-specific objective evidence ("VSOE") of fair value had not been established for undelivered items (primarily services). Under Topic 606, revenue for software licenses is recognized at the time of delivery unless the ongoing services provide frequent, critical updates to the software, without which the software functionality would be rapidly diminished.

•
Variable Consideration: Some of the Company's contracts include penalties, extended payment terms, acceptance provisions or other price variability that precluded revenue recognition under Topic 605 because of the requirement for amounts to be fixed or determinable. Topic 606 requires the Company to estimate and account for variable consideration as a reduction of the transaction price.

•
Revenue Allocation: Similar to Topic 605, Topic 606 requires an allocation of revenue between deliverables, or performance obligations, within an arrangement. Topic 605 restricted the allocation of revenue that is contingent on future deliverables to current deliverables; however, Topic 606 removes this restriction. In addition, the nature of the performance obligations identified within a contract under Topic 606 as compared to Topic 605 will impact the allocation of the transaction price between product and services.

•
Contract Acquisition Costs: Topic 606 requires the deferral and amortization of “incremental” costs incurred to obtain a contract where the associated contract duration is greater than one year. The primary contract acquisition cost for the Company are sales commissions. Prior to January 1, 2018, the Company expensed sales commissions. The change required by Topic 606 resulted in the creation of an asset on January 1, 2018.

The impact of adoption of Topic 606 on the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet was as follows (in millions):

	Three Months Ended March 31, 2018*
	As reported	Without Adoption of Topic 606	Topic 606 Impact
Net revenues:
Product	$710.8	$682.1	$28.7
Service	371.8	398.6	(26.8)
Total net revenues	$1,082.6	$1,080.7	$1.9
________________________________

*	Except as disclosed above, the adoption of Topic 606 did not have a significant impact on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of March 31, 2018
	As reported	Without Adoption of Topic 606	Topic 606 Impact
Assets:
Accounts receivable, net of allowances	$679.9	$674.6	$5.3
Prepaid expenses and other current assets	308.9	280.4	28.5
Other long-term assets	407.5	402.2	5.3
Total assets	$9,078.5	$9,039.4	$39.1

Liabilities:
Deferred revenue	$888.2	$1,104.5	$(216.3)
Other accrued liabilities	230.5	170.6	59.9
Long-term deferred revenue	368.7	484.5	(115.8)
Total liabilities	$4,753.8	$5,026.0	$(272.2)

Equity:
Accumulated deficit	$(3,303.3)	$(3,614.6)	$311.3

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Identify the contract with a customer. The Company generally considers a sales contract or agreement with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The Company combines contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Identify the performance obligations in the contract. Product performance obligations include hardware and software licenses and service performance obligations include maintenance, software post-contract support, training, and professional services. Certain software licenses and related post-contract support are combined into a single performance obligation when the maintenance updates are critical to the continued functionality of the software.

Determine the transaction price. The transaction price for the Company’s contracts with its customers consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for rights of return, rebates, and price protection, which are based on historical sales returns and price protection credits, specific criteria outlined in rebate agreements, and other factors known at the time. The Company generally invoices customers for hardware, software licenses and related maintenance arrangements at time of delivery, and professional services either upfront or upon meeting certain milestones. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year.

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for hardware and certain software licenses, are recognized at a point in time, which is generally upon shipment or delivery. Certain software licenses combined with post-contract support are recognized over time on a ratable basis over the term of the license. Revenue for maintenance and software post-contract support is recognized over time on a ratable basis over the contract term. Revenue from training and professional services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.

Deferred Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is typically over the term of the customer contracts as initial commission rates and renewal rates are the same. Amortization expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Standards Not Yet Effective

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

Leases: In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a lease term of more than twelve months. This ASU should be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has commenced the assessment phase to determine the approach for implementing this standard and expects it to have a material impact on its Consolidated Balance Sheets and disclosures. The Company is still evaluating the impact this standard will have on the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2018 and December 31, 2017 (in millions):

	As of March 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$118.6	$—	$(0.7)	$117.9	$287.1	$—	$(0.6)	$286.5
Certificates of deposit	16.5	—	—	16.5	83.8	—	—	83.8
Commercial paper	40.2	—	—	40.2	217.1	—	—	217.1
Corporate debt securities	464.9	—	(5.1)	459.8	929.6	0.4	(3.0)	927.0
Foreign government debt securities	24.5	—	(0.2)	24.3	62.9	—	(0.2)	62.7
Time deposits	265.6	—	—	265.6	239.2	—	—	239.2
U.S. government agency securities	56.7	—	(0.5)	56.2	143.9	—	(0.7)	143.2
U.S. government securities	140.8	—	(0.9)	139.9	406.8	0.1	(0.9)	406.0
Total fixed income securities	1,127.8	—	(7.4)	1,120.4	2,370.4	0.5	(5.4)	2,365.5
Privately-held debt and redeemable preferred stock securities	16.1	37.4	—	53.5	15.9	37.4	—	53.3
Total available-for-sale debt securities	$1,143.9	$37.4	$(7.4)	$1,173.9	$2,386.3	$37.9	$(5.4)	$2,418.8

Reported as:
Cash equivalents	$286.2	$—	$—	$286.2	$351.0	$—	$—	$351.0
Short-term investments	318.9	—	(1.2)	317.7	1,027.2	0.1	(1.2)	1,026.1
Long-term investments	522.7	—	(6.2)	516.5	992.2	0.4	(4.2)	988.4
Other long-term assets	16.1	37.4	—	53.5	15.9	37.4	—	53.3
Total	$1,143.9	$37.4	$(7.4)	$1,173.9	$2,386.3	$37.9	$(5.4)	$2,418.8

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$605.1	$603.9
Due between one and five years	522.7	516.5
Total	$1,127.8	$1,120.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017 (in millions):

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$90.7	$(0.5)	$26.2	$(0.2)	$116.9	$(0.7)
Corporate debt securities	359.4	(4.0)	87.8	(1.1)	447.2	(5.1)
Foreign government debt securities	18.8	(0.2)	5.5	—	24.3	(0.2)
U.S. government agency securities	21.9	(0.1)	34.3	(0.3)	56.2	(0.4)
U.S. government securities	97.0	(0.6)	32.8	(0.4)	129.8	(1.0)
Total fixed income securities	$587.8	$(5.4)	$186.6	$(2.0)	$774.4	$(7.4)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$215.2	$(0.4)	$38.4	$(0.2)	$253.6	$(0.6)
Corporate debt securities	646.7	(2.1)	108.6	(0.9)	755.3	(3.0)
Foreign government debt securities	47.3	(0.2)	6.6	—	53.9	(0.2)
U.S. government agency securities	68.3	(0.2)	67.9	(0.5)	136.2	(0.7)
U.S. government securities	260.8	(0.7)	51.8	(0.2)	312.6	(0.9)
Total fixed income securities	$1,238.3	$(3.6)	$273.3	$(1.8)	$1,511.6	$(5.4)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2018, the Company had 583 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2018 and March 31, 2017.

During the three months ended March 31, 2018 and March 31, 2017, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2018. Balances as of December 31, 2017 were included for comparative purpose and continue to be reported under the accounting standard in effect before adoption of ASU 2016-01 (in millions):

	As of
	March 31, 2018	December 31, 2017
Equity investments with readily determinable fair value
Money market funds (1)	$1,584.1	$969.8
Mutual funds (2)	25.9	27.6
Equity investments without readily determinable fair value (3)	30.4	29.7
Total equity securities	$1,640.4	$1,027.1

Reported as:
Cash equivalents	$1,542.3	$928.0
Prepaid expenses and other current assets	34.6	36.3
Other long-term assets	63.5	62.8
Total	$1,640.4	$1,027.1
________________________________

(1)
Prior to January 1, 2018, money market funds were classified as available-for-sale securities and accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss). Realized gains or losses from sales or impairments were recognized in the Condensed Consolidated Statements of Operations.

(2)
Prior to January 1, 2018, mutual funds related to the Company's non-qualified deferred compensation ("NQDC") plan, were classified as trading securities. Unrealized gains or losses were recognized in the Condensed Consolidated Statements of Operations.

(3)
Prior to January 1, 2018, certain investments in privately-held companies were accounted for at cost less impairment. Realized gains or losses from sales or impairments were recognized in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2018 and March 31, 2017, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

There have been no material changes to the composition of the Company's restricted cash and investments as described in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K, except that the restricted investments are now designated as equity investments upon adoption of ASU 2016-01 as described in Note 2, Summary of Significant Accounting Policies. As of March 31, 2018, total restricted cash and investments was $98.5 million, of which $62.4 million was included in prepaid expenses and other current assets and $36.1 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (in millions):

	As of
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2,614.2	$2,006.5
Restricted cash included in Prepaid expenses and other current assets	27.8	49.6
Restricted cash included in Other long-term assets	3.0	3.0
Total cash, cash equivalents and restricted cash	$2,645.0	$2,059.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2018				Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$117.9	$—	$117.9	$—	$286.5	$—	$286.5
Certificates of deposit	—	16.5	—	16.5	—	83.8	—	83.8
Commercial paper	—	40.2	—	40.2	—	217.1	—	217.1
Corporate debt securities	—	459.8	—	459.8	—	927.0	—	927.0
Foreign government debt securities	—	24.3	—	24.3	—	62.7	—	62.7
Time deposits	—	265.6	—	265.6	—	239.2	—	239.2
U.S. government agency securities	—	56.2	—	56.2	—	143.2	—	143.2
U.S. government securities	122.9	17.0	—	139.9	322.4	83.6	—	406.0
Privately-held debt and redeemable preferred stock securities	—	—	53.5	53.5	—	—	53.3	53.3
Total available-for-sale debt securities	122.9	997.5	53.5	1,173.9	322.4	2,043.1	53.3	2,418.8
Equity securities:
Mutual funds(1)	25.9	—	—	25.9	27.6	—	—	27.6
Money market funds(2)	1,584.1	—	—	1,584.1	969.8	—	—	969.8
Total equity securities	1,610.0	—	—	1,610.0	997.4	—	—	997.4
Derivative assets:
Foreign exchange contracts	—	15.9	—	15.9	—	9.2	—	9.2
Total assets measured at fair value	$1,732.9	$1,013.4	$53.5	$2,799.8	$1,319.8	$2,052.3	$53.3	$3,425.4
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.7)	$—	$(0.7)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)	$—	$(1.8)	$—	$(1.8)

Total assets, reported as:
Cash equivalents	$1,542.3	$286.2	$—	$1,828.5	$928.1	$350.9	$—	$1,279.0
Short-term investments	77.1	240.6	—	317.7	247.5	778.6	—	1,026.1
Long-term investments	45.8	470.7	—	516.5	74.8	913.6	—	988.4
Prepaid expenses and other current assets	34.6	15.9	—	50.5	36.3	9.2	—	45.5
Other long-term assets	33.1	—	53.5	86.6	33.1	—	53.3	86.4
Total assets measured at fair value	$1,732.9	$1,013.4	$53.5	$2,799.8	$1,319.8	$2,052.3	$53.3	$3,425.4

Total liabilities, reported as:
Other accrued liabilities	$—	$(0.7)	$—	$(0.7)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)	$—	$(1.8)	$—	$(1.8)
________________________________

(1)	Balance relates to restricted investments measured at fair value related to the Company's NQDC plan.

(2)
Balance includes $41.8 million restricted investments measured at fair value, related to the Company's Directors and Officers indemnification trust ("D&O") Trust and acquisition-related escrows as of March 31, 2018 and December 31, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2018, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three months ended March 31, 2018, there were no significant activities related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three months ended March 31, 2018.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended March 31, 2018, there was no impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of March 31, 2018 and December 31, 2017, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was $2,200.0 million and $2,252.9 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse (the “Pulse Note”), of $61.2 million approximates its fair value as of March 31, 2018 and December 31, 2017. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2018	December 31, 2017
Cash flow hedges	$378.3	$521.1
Non-designated derivatives	157.7	108.3
Total	$536.0	$629.4

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of March 31, 2018, an estimated $15.9 million of existing net gains within accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized gain of $13.4 million and $7.0 million in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company reclassified a gain of $5.6 million out of accumulated other comprehensive income (loss) to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2018. The amount reclassified out of accumulated other comprehensive income (loss) to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2017 was not material.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2018 and March 31, 2017.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to three months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three months ended March 31, 2018 and March 31, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2018	December 31, 2017
Production and service materials	$62.9	$71.2
Finished goods	33.1	26.6
Inventory	$96.0	$97.8

Reported as:
Prepaid expenses and other current assets	$92.6	$93.8
Other long-term assets	3.4	4.0
Total	$96.0	$97.8

Warranties

Changes during the three months ended March 31, 2018 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2017	$27.4
Provisions made during the period	8.2
Actual costs incurred during the period	(8.3)
Balance as of March 31, 2018	$27.3

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2018	December 31, 2017
Deferred product revenue:
Undelivered product commitments and other product deferrals	$166.4	$312.6
Distributor inventory and other sell-through items	—	68.1
Deferred gross product revenue	166.4	380.7
Deferred cost of product revenue	(7.6)	(46.5)
Deferred product revenue, net	158.8	334.2
Deferred service revenue	1,098.1	1,205.1
Total	$1,256.9	$1,539.3
Reported as:
Current	$888.2	$1,030.3
Long-term	368.7	509.0
Total	$1,256.9	$1,539.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 11, Segments for disaggregated revenue by product and service, customer vertical and geographic region.

Product and service revenue of $39.5 million and $265.0 million included in deferred revenue at January 1, 2018 was recognized during the three months ended March 31, 2018.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2018 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$166.4	$144.0	$19.1	$3.3
Service	1,098.1	751.9	324.2	22.0
Total	$1,264.5	$895.9	$343.3	$25.3

Deferred Commissions

Deferred commissions were $30.9 million as of March 31, 2018. For the three months ended March 31, 2018, amortization expense for the deferred commissions was $40.5 million and there was no impairment loss in relation to the deferred commissions.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Interest income	$14.9	$10.4
Interest expense	(26.0)	(25.3)
(Loss) gain on investments, net	(0.5)	1.2
Other	(2.5)	(2.0)
Other expense, net	$(14.1)	$(15.7)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Restructuring (Benefits) Charges

During 2017, the Company initiated a restructuring plan (the “2017 Restructuring Plan”) to realign its workforce and increase operational efficiencies. The 2017 Restructuring Plan consisted of severance and contract termination costs that were recorded to restructuring (benefits) charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2017	Benefits	Cash Payments	Other	March 31, 2018
Severance	$17.7	$(0.9)	$(14.2)	$0.1	$2.7
Contract terminations and other	2.3	(1.0)	(1.3)	—	—
Total	$20.0	$(1.9)	$(15.5)	$0.1	$2.7
The Company does not anticipate future charges under the 2017 Restructuring Plan and expects to pay the remaining restructuring liabilities in the second quarter of 2018, at which time, the Company would consider the 2017 Restructuring Plan to be substantially completed.

Note 8. Financing Arrangements

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $35.8 million and $25.4 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The Company received cash proceeds from financing providers of $33.0 million and $23.1 million during the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the amounts owed by the financing providers were $16.5 million and $13.7 million, respectively, which were recorded in accounts receivable in the Condensed Consolidated Balance Sheets.

Note 9. Equity

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2018, the Company declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018, which was paid on March 22, 2018 to stockholders of record on March 1, 2018 in the aggregate amount of $62.1 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2018.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program, including $750.0 million to be used pursuant to an accelerated share repurchase program ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014 ("2014 Stock Repurchase Program").

As part of the 2018 Stock Repurchase Program, in February 2018, the Company entered into an accelerated share repurchase program (the "ASR") with two financial institutions to repurchase $750.0 million of the Company's common stock. During the three months ended March 31, 2018, the Company made an up-front payment of $750.0 million pursuant to the ASR and received an initial 23.3 million shares of the Company's common stock for an aggregate price of $600.0 million, based on the market value of the Company's common stock on the date of the transaction. The initial shares received by the Company were retired, accounted

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $150.0 million is considered indexed to the Company's common stock and met all of the applicable criteria for equity classification.

The total number of shares of the Company's common stock to be ultimately received under the ASR will be calculated using the average daily volume weighted average price of the Company's stock during the repurchase period, less an agreed upon discount. Final settlement of the transactions under the ASR is expected to be completed no sooner than May 11, 2018 and no later than August 6, 2018. If the initial shares received are less than the calculated total number of shares to be ultimately received under the ASR, then the financial institutions will be required to deliver additional shares of common stock to the Company at settlement. If however, the initial shares received are greater than the calculated total number of shares to be ultimately received, the Company has the option to either issue shares of common stock or make cash payments to the financial institutions.

The following table summarizes the Company's stock repurchases and retirements, including prepayment pursuant to the ASR, under its stock repurchase programs (in millions, except per share amounts):

	Three Months Ended March 31,
	2018 (1)	2017 (2)
Repurchases Under Stock Repurchase Program
Shares repurchased	23.3	4.5
Average price per share	$25.80	$28.03
Amount repurchased	$750.0	$125.0
________________________________
(1) Shares repurchased under the 2018 Stock Repurchase Program.
(2) Shares repurchased under the 2014 Stock Repurchase Program.

As of March 31, 2018, there was $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program may be discontinued at any time.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy applicable tax withholding requirements upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three months ended March 31, 2018 and March 31, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the three months ended March 31, 2018 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2017	$19.0	$6.0	$(30.4)	$(5.4)
Other comprehensive income before reclassifications	(2.0)	13.1	5.3	16.4
Amount reclassified from accumulated other comprehensive income (loss)	0.9	(5.1)	—	(4.2)
Reclassification of tax effects upon adoption of ASU 2018-02	5.0	0.7	—	5.7
Other comprehensive income, net	3.9	8.7	5.3	17.9
Balance as of March 31, 2018	$22.9	$14.7	$(25.1)	$12.5
________________________________

(1)
The reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 for realized losses on available-for-sale debt securities were included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 for realized gains on cash flow hedges were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations and were not material individually.

Note 10. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

As of March 31, 2018, 24.3 million and 9.9 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2018 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	0.9	$34.41
Expired/Canceled	(0.6)	40.75
Balance as of March 31, 2018	0.3	$20.02	2.5	$1.9

As of March 31, 2018:
Vested and expected-to-vest options	0.3	$20.02	2.5	$1.9
Exercisable options	0.2	$21.87	1.8	$1.4

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, restricted stock award ("RSA"), and PSA activity and related information as of and for the three months ended March 31, 2018 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	19.5	$25.39
RSUs granted (1)(3)	4.9	25.11
PSAs granted (2)(3)	0.7	24.43
RSUs vested	(4.5)	25.42
PSAs vested	(1.1)	24.13
RSUs canceled	(0.5)	26.36
PSAs canceled	(0.6)	24.26
Balance as of March 31, 2018	18.4	$25.35	1.4	$448.0
________________________________

(1)
Includes service-based and market-based RSUs. The number of shares subject to market-based condition represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to market-based condition that would be issued if market criteria determined by the Compensation Committee of the Board are achieved at target is 0.1 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.3 million shares.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the three months ended March 31, 2018, the Company declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018.

(4)
Excludes 1.9 million shares of PSAs that were modified during the three months ended March 31, 2018, which relate primarily to PSAs assumed by the Company in connection with acquisitions consummated in 2016. These awards are contingent upon the achievement of certain performance milestones. The total incremental compensation cost resulting from the modifications totaled $5.6 million to be recognized over the remaining terms of the modified awards.

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
For the three months ended March 31, 2018 and March 31, 2017, employees purchased approximately 1.3 million and 1.5 million shares of common stock through the ESPP at an average exercise price of $22.23 and $19.21 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of revenues - Product	$1.9	$0.9
Cost of revenues - Service	4.8	4.3
Research and development	44.1	34.8
Sales and marketing	13.5	15.3
General and administrative	6.1	6.7
Total	$70.4	$62.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2018	2017
Stock options	$0.1	$0.1
RSUs, RSAs, and PSAs	65.6	57.8
ESPP	4.7	4.1
Total	$70.4	$62.0

As of March 31, 2018, the total unrecognized compensation cost related to unvested share-based awards was $413.9 million to be recognized over a weighted-average period of 1.9 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2018	2017
Routing	$408.1	$521.6
Switching	230.0	241.6
Security	72.7	65.7
Total product	710.8	828.9

Total service	371.8	392.1
Total	$1,082.6	$1,221.0

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2018	2017
Cloud	$268.3	$331.6
Service Provider	479.9	568.5
Enterprise	334.4	320.9
Total	$1,082.6	$1,221.0

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2018	2017
Americas:
United States	$532.3	$658.1
Other	55.3	53.5
Total Americas	587.6	711.6
Europe, Middle East, and Africa	308.0	284.5
Asia Pacific	187.0	224.9
Total	$1,082.6	$1,221.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017
Income before income taxes	$41.4	$140.6
Income tax provision	$7.0	$31.8
Effective tax rate	16.9%	22.6%

The Tax Act enacted in December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. As the Company collects and prepares the necessary data, interprets the Tax Act and reviews any additional guidance issued by the U.S. Treasury Department, state revenue and taxation authorities and other standard-setting bodies, the Company may make adjustments to the provisional amounts which may materially impact its provision for income taxes from continuing operations in the period in which the adjustments are made. The adjustments made in the first quarter of 2018 were not material. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexities of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company has not elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. Therefore, the Company has not recorded any potential deferred tax effects related to the GILTI in its financial statements and has no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. The Company has however, included an estimate of the current GILTI impact in its annual effective tax rate for 2018. The Company expects to complete the accounting during the measurement period.

The Company's effective tax rate during the three months ended March 31, 2018 differs from the statutory rate of 21% primarily due to the benefit of the federal research and development credit and foreign earnings taxed at lower rates. The rate for the period includes a discrete benefit of 4.4% primarily related to the net impact of unrecognized tax benefits.

As of March 31, 2018, the total amount of gross unrecognized tax benefits was $263.1 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease up to $45.8 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions. The balance primarily relates to matters involving U.S and non-U.S taxation of cross-border transactions and the utilization of losses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$34.4	$108.8
Denominator:
Weighted-average shares used to compute basic net income per share	355.3	380.9
Dilutive effect of employee stock awards	5.3	7.1
Weighted-average shares used to compute diluted net income per share	360.6	388.0
Net income per share
Basic	$0.10	$0.29
Diluted	$0.10	$0.28

Anti-dilutive shares	10.4	1.6

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $616.6 million as of March 31, 2018.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of March 31, 2018, the Company had accrued $25.8 million based on its estimate of such charges.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of March 31, 2018 and December 31, 2017, the Company recorded $9.4 million and $20.4 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 15. Subsequent Events

Dividend Declaration

On May 2, 2018, the Company announced that it had declared a cash dividend of $0.18 per share of common stock payable on June 22, 2018 to stockholders of record as of the close of business on June 1, 2018.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Form 10-K.

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

In the first quarter of 2018, we revised the naming convention of our key customer verticals as follows:

•	Telecom/Cable will now be referred to as ‘Service Provider’

•	Strategic Enterprise will now be referred to as ‘Enterprise’

•	Cloud will remain unchanged

Types of customers included in the key verticals will remain unchanged.

We are focused on and continue to see significant opportunities from the implementation of cloud architectures, such as large public and private data centers, as well as distributed cloud infrastructure which resides in multiple, distributed data centers in order to place applications or services closer to end users, such as enabling security and "network-as-a-service."

We believe the network needs for our customers in our Service Provider, Cloud and Enterprise verticals are converging, as these customers recognize the need for high performance networks and leveraging the cloud for improved agility and greater levels of operating efficiency.

As these customers continue to grow, we believe their network architectures will continue to evolve. We believe our understanding of high performance networking technology, and our strategy, position us to capitalize on the industry transition to more automated, cost-efficient, scalable networks.

In routing, we believe that certain large Cloud customers are transitioning their wide area networks from scale-up to a scale-out architecture as they continue to add capacity. This has resulted in, and we expect this may continue to result in, a transition of these customers from purchasing our MX product family to our PTX product family. These architectural shifts have led to a near-term slowdown in our net revenues as in some cases there is a pause before the new architecture ramps.

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

During the first quarter of 2018, we continued to execute on our product strategy, specifically around the cloud. We introduced a new and smaller branch network services platform to combine branch security and hybrid WAN functionality with wireless 4G and LTE connectivity between branches, which can run third-party virtual network functions (VNFs). Also, we introduced new secure connectivity solutions to public clouds that combine on-boarding services with Juniper’s virtualized security and routing functions for both AWS and Azure cloud environments.

We also expanded on our capabilities to help customers transform to accelerated 5G/IoT (Internet of Things) services in a distributed mobile cloud with the introduction of a ‘Network Slicing Bot’ that is designed to simplify network operations by translating intended outcomes expressed in human language into actionable workflows.

We also introduced the Juniper Metro Fabric to modernize metro service delivery for operators across multiple business use cases including cable, residential fiber, public cloud connective and mobile backhaul services. Juniper Metro Fabric incorporates a 5G-ready architecture that is designed to bring together new and existing ACX, MX and PTX series products lines that merge optical and packet into a single holistic experience to simplify and speed-up metro service delivery and optimize cost.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net revenues	$1,082.6	$1,221.0	$(138.4)	(11)%
Gross margin	$618.4	$746.6	$(128.2)	(17)%
Percentage of net revenues	57.1%	61.1%
Operating income	$55.5	$156.3	$(100.8)	(64)%
Percentage of net revenues	5.1%	12.8%
Net income	$34.4	$108.8	$(74.4)	(68)%
Percentage of net revenues	3.2%	8.9%
Net income per share:
Basic	$0.10	$0.29	$(0.19)	(66)%
Diluted	$0.10	$0.28	$(0.18)	(64)%
Cash dividends declared per common stock	$0.18	$0.10	$0.08	80%

Operating cash flows	$271.1	$546.6	$(275.5)	(50)%
Stock repurchase plan activity	$750.0	$125.0	$625.0	500%
DSO	57	49	8	16%

	March 31, 2018	December 31, 2017	$ Change	% Change
Deferred revenue	$1,256.9	$1,539.3	$(282.4)	(18)%
Product deferred revenue	$158.8	$334.2	$(175.4)	(52)%
Service deferred revenue	$1,098.1	$1,205.1	$(107.0)	(9)%

•
Net Revenues: Net revenues decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower routing and switching revenues, offset by an increase in security revenue. Of our top ten customers for the first quarter of 2018, four were Cloud, four were Service Provider, and two were Enterprise. Of these customers, four were located outside of the U.S.

For the three months ended March 31, 2018, the accounting impact of adoption of Topic 606 resulted in an increase in revenue recognition by $1.9 million. Product revenue was $28.7 million higher under Topic 606, compared to Topic 605 during this quarter, primarily due to the impact of allocation of revenue between products and services, and recognition of variable consideration, partially offset by timing of recognition of revenue from sales to distributors. The product revenue increase was primarily allocated between Routing and Switching. Service revenue was $26.8 million lower under Topic 606, compared to Topic 605 this quarter, primarily due to the allocation of revenue between products and services. On a go forward basis, we do not expect a material difference in total annual revenue as a result of the adoption of Topic 606; however, we believe the adoption of Topic 606 will impact the allocation of revenue between product and service. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report, for further discussion on the adoption of Topic 606.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower revenues, customer mix, product mix and higher costs of certain memory components, partially offset by improvements in our cost structure.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the drivers described in the gross margin discussion above, partially offset by a net decrease in our operating expenses from restructuring charges during the first quarter of 2017 that we did not incur during the same period in 2018.

•
Capital Return: During the three months ended March 31, 2018, we entered into an accelerated share repurchase program (the "ASR") to purchase an aggregate of $750.0 million in shares. Under the ASR, we made an upfront payment of $750.0 million and received an initial delivery of 23.3 million shares for an aggregate price of $600.0 million. The ASR is still underway and is expected to settle no later than August 6, 2018. During the first quarter, we also paid a quarterly cash dividend of $0.18 per share, for an aggregate amount of $62.1 million.

•
Operating Cash Flows: Net cash provided by operations decreased during the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first quarter of 2017 related to service renewals invoiced during the fourth quarter of 2016, partially offset by a decrease in cash paid for personnel-related costs, in particular as a result of a reduction in headcount and lower incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the first quarter of 2018 increased eight days, compared to the same period in 2017, primarily due to a decrease in revenues.

•
Deferred Revenue: Total deferred revenue decreased as of March 31, 2018, compared to December 31, 2017, due to the impact of adoption of Topic 606. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report, for further discussion on the adoption of Topic 606.

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

During the three months ended March 31, 2018, except for the change in accounting estimates related to adoption of Topic 606 described below and changes in certain accounting policies described in Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Revenue Recognition: We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together and how the price should be allocated among the performance obligations and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price ("SSP") of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

Our estimates of SSP for each performance obligation requires judgment that considers multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. Our estimates for rights of return, rebates, and price protection are based on historical sales returns and price protection credits, specific criteria outlined in customer contracts or rebate agreements, and other factors known at the time. Our estimates for expected penalties and other price concessions are based on historical trends and expectations regarding future incurrence.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

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

Results of Operations

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Routing	$408.1	$521.6	$(113.5)	(22)%
Switching	230.0	241.6	(11.6)	(5)%
Security	72.7	65.7	7.0	11%
Total Product	710.8	828.9	(118.1)	(14)%
Percentage of net revenues	65.7%	67.9%
Total Service	371.8	392.1	(20.3)	(5)%
Percentage of net revenues	34.3%	32.1%
Total net revenues	$1,082.6	$1,221.0	$(138.4)	(11)%

Cloud	$268.3	$331.6	$(63.3)	(19)%
Percentage of net revenues	24.8%	27.2%
Service Provider	479.9	568.5	(88.6)	(16)%
Percentage of net revenues	44.3%	46.5%
Enterprise	334.4	320.9	13.5	4%
Percentage of net revenues	30.9%	26.3%
Total net revenues	$1,082.6	$1,221.0	$(138.4)	(11)%

Americas:
United States	$532.3	$658.1	$(125.8)	(19)%
Other	55.3	53.5	1.8	3%
Total Americas	587.6	711.6	(124.0)	(17)%
Percentage of net revenues	54.3%	58.3%
EMEA	308.0	284.5	23.5	8%
Percentage of net revenues	28.4%	23.3%
APAC	187.0	224.9	(37.9)	(17)%
Percentage of net revenues	17.3%	18.4%
Total net revenues	$1,082.6	$1,221.0	$(138.4)	(11)%

Product net revenues decreased during the three months ended March 31, 2018, compared to the same period in 2017, due to a decrease in revenue from routing and switching products, partially offset by the impact of adoption of Topic 606 and growth in security.

The year-over-year decrease in routing revenue was primarily driven by Service Provider due to the timing of customer deployments, and the recognition of one-time deferred revenue of an APAC Service Provider during the first quarter of 2017 that did not occur during the same period in 2018. The decrease in routing revenue from Cloud customers was driven by ongoing architectural shifts in the Americas. Revenues from our MX and legacy product family declined year-over-year due to the timing of customer deployments, which was partially offset by growth in revenues from our PTX products.

The decrease in switching revenue during the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by Cloud. The decrease in switching revenue was partially offset by the impact of adoption of Topic 606, and Enterprise. Revenue from our QFX series of products declined year-over-year, which remain under pressure due to the timing of Cloud deployments; however, we expect that our switching business should return to year-over-year growth for the full year 2018.

Security net revenue increased during the three months ended March 31, 2018, compared to the same period in 2017, driven by all verticals. We expect that our security business will see year-over-year growth for the full year 2018.

Service net revenue decreased during the three months ended March 31, 2018, compared to the same period in 2017, due to the impact of adoption of Topic 606. Excluding the impact of adoption of Topic 606, our service net revenue increased year-over-year, which was driven primarily by strong renewal and attach rates of support contracts. As a result of Topic 606, we expect that our service net revenue will see a decrease for the full year 2018 compared to 2017.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Product gross margin	$404.4	$498.7	$(94.3)	(19)%
Percentage of product revenues	56.9%	60.2%
Service gross margin	214.0	247.9	(33.9)	(14)%
Percentage of service revenues	57.6%	63.2%
Total gross margin	$618.4	$746.6	$(128.2)	(17)%
Percentage of net revenues	57.1%	61.1%

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

Product gross margin

Product gross margin as a percentage of product revenue decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower revenue, customer mix, product mix, and higher costs of certain memory components. This was partially offset by improvements in our cost structure. In the near-term, we expect product gross margin to be positively affected by higher revenue volumes, but the pace of improvement will be impacted by customer mix, including the impact from our customers' architectural shifts.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower revenue and higher service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Research and development	$269.4	$276.2	$(6.8)	(2)%
Percentage of net revenues	24.9%	22.6%
Sales and marketing	239.4	244.2	(4.8)	(2)%
Percentage of net revenues	22.1%	20.0%
General and administrative	56.0	50.5	5.5	11%
Percentage of net revenues	5.2%	4.1%
Restructuring charges	(1.9)	19.4	(21.3)	N/M
Percentage of net revenues	(0.2)%	1.6%
Total operating expenses	$562.9	$590.3	$(27.4)	(5)%
Percentage of net revenues	52.0%	48.3%
______________________
N/M - Not meaningful

During the three months ended March 31, 2018, compared to the same period in 2017, research and development expenses decreased primarily due to lower personnel-related expenses, specifically in salaries and wages and variable compensation, partially offset by higher share-based compensation expenses from certain performance share awards. The decrease in sales and marketing was primarily due to decreased marketing-related expenses, partially offset by personnel-related expenses. The increase in general and administrative costs were primarily due to outside accounting and consulting services. We had lower headcount during the first quarter of 2018, compared to the same period in 2017, driven by a restructuring plan initiated during the first quarter of 2017, which we refer to as our 2017 Restructuring Plan. We had no restructuring charges during the first quarter of 2018, nor do we anticipate any further charges under the 2017 Restructuring Plan.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest income	$14.9	$10.4	$4.5	43%
Interest expense	(26.0)	(25.3)	(0.7)	3%
(Loss) gain on investments, net	(0.5)	1.2	(1.7)	(142)%
Other	(2.5)	(2.0)	(0.5)	25%
Total other expense, net	$(14.1)	$(15.7)	$1.6	(10)%
Percentage of net revenues	(1.3)%	(1.3)%

Total other expense, net decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields.

Income Tax Provision

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Income tax provision	$7.0	$31.8	$(24.8)	(78)%
Effective tax rate	16.9%	22.6%

The Tax Act enacted in December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. As we collect and prepare the necessary data, interpret the Tax Act and review any additional guidance issued by the U.S. Treasury Department, state revenue and taxation authorities and other standard-setting bodies, we may make adjustments to the provisional amounts which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. The adjustments made in the first quarter of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexities of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles. Companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). We have not elected a method and will do so after completing our analysis of the GILTI provisions of the Tax Act depending on the analysis of our global income. Therefore, we have not recorded any potential deferred tax effects related to the GILTI in our financial statements and have no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. We have however, included an estimate of the current GILTI impact in our annual effective tax rate for 2018. We expect to complete the accounting during the measurement period.

Our effective tax rate during the three months ended March 31, 2018 differs from the statutory rate of 21% primarily due to the benefit of the federal research and development credit and foreign earnings taxed at lower rates. The rate for the period includes a discrete benefit of 4.4% primarily related to the net impact of unrecognized tax benefits.

As a result of recommendations by the Organisation for Economic Cooperation and Development, or OECD, on Base Erosion and Profit Shifting, certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly as regards to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions. We are continuing to hold discussions with the tax authorities, including UK and Australian, regarding corporate tax reform legislation enacted by those countries.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2018	December 31, 2017	$ Change	% Change
Working capital	$2,090.7	$2,446.3	$(355.6)	(15)%

Cash and cash equivalents	$2,614.2	$2,006.5	$607.7	30%
Short-term investments	317.7	1,026.1	(708.4)	(69)%
Long-term investments	516.5	988.4	(471.9)	(48)%
Total cash, cash equivalents, and investments	3,448.4	4,021.0	(572.6)	(14)%
Short-term debt	349.3	—	349.3	N/A
Long-term debt	1,787.7	2,136.3	(348.6)	(16)%
Cash, cash equivalents, and investments, net of debt	$1,311.4	$1,884.7	$(573.3)	(30)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net cash provided by operating activities (*)	$271.1	$546.6	$(275.5)	(50)%
Net cash provided by (used in) investing activities	$1,112.2	$(9.7)	$1,121.9	N/M
Net cash used in financing activities	$(803.6)	$(134.0)	$(669.6)	500%
________________________________
N/M - percentage is not meaningful.
(*) On January 1, 2018, we adopted the new accounting pronouncement on Statement of Cash Flows: Restricted Cash. We applied this provision on a retrospective basis to conform to the current-period presentation. The adoption did not have a material impact on the cash flow activity presented in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

Operating Activities

Net cash provided by operations decreased during the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first quarter of 2017 related to service renewals invoiced during the fourth quarter of 2016, partially offset by a decrease in cash paid for personnel-related costs, in particular as a result of a reduction in headcount and lower incentive compensation.

Investing Activities

Net cash provided by investing activities was $1,112.2 million during the three months ended March 31, 2018, compared to net cash used in investing activities of $9.7 million for the same period in 2017, primarily due to the liquidation of repatriated offshore investments to fund the accelerated share repurchase program discussed below.

Financing Activities

Net cash used in financing activities increased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the payment of $750.0 million pursuant to the accelerated share repurchase program as described further below and increases in payment of cash dividends.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014.

As part of the 2018 Stock Repurchase Program, during the quarter ended March 31, 2018, we entered into the ASR with two financial institutions to repurchase $750.0 million of our common stock. During the three months ended March 31, 2018, we made an up-front payment of $750.0 million pursuant to the ASR and received an initial 23.3 million shares of our common stock for an aggregate price of $600.0 million, based on the market value of our common stock on the date of the transaction.

The total number of shares of our common stock to be ultimately received under the ASR, will be calculated using the average daily volume weighted average price of our stock during the repurchase period, less an agreed upon discount. Final settlement of the transactions under the ASR is expected to be completed no sooner than May 11, 2018 and no later than August 6, 2018. If the initial shares received are less than the calculated total number of shares to be ultimately received under the ASR, then the financial institution will be required to deliver additional shares of common stock to us at settlement. If, however, the initial shares received are greater than the calculated total number of shares to be ultimately received, we have the option to either issue shares of common stock or make cash payments to the financial institutions.

As of March 31, 2018, there was $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program may be discontinued at any time.

In addition to repurchases under the 2018 Stock Repurchase Program, we also repurchase common stock from certain employees in connection with satisfying applicable tax withholding requirements upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three months ended March 31, 2018 and March 31, 2017.

During the three months ended March 31, 2018, we declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018, which was paid on March 22, 2018 to stockholders of record on March 1, 2018 in the aggregate amount of $62.1 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Juniper Networks or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of our dividend declaration subsequent to March 31, 2018.

Revolving Credit Facility

We have an unsecured revolving credit facility that will expire in 2019, which enables borrowings of up to $500.0 million, with the option to increase the amount of the credit facility by up to an additional $200.0 million. As of March 31, 2018, we were in compliance with all covenants and there were no amounts outstanding under our credit facility.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Act, we repatriated approximately $2.5 billion of our cash, cash equivalents and investments balance from outside of the U.S as of March 31, 2018. We expect the new territorial tax system to provide us lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K

Item 4. Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

On January 1, 2018, we implemented new and modified existing internal controls for the adoption of the new revenue recognition accounting standard, Topic 606. There were no additional changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material portion of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our Service Provider and Cloud verticals. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or delays in deployment) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, CenturyLink, Inc.'s acquisition of Level 3 Communications, Inc., Vodafone India’s proposed acquisition of Idea Cellular Ltd. and T-Mobile US, Inc.'s proposed acquisition of Sprint Corp.) and that consolidation trend has continued. Certain telecommunications companies have also announced their intent towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisition of Yahoo and AT&T’s proposed acquisition of Time Warner. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. For example, in recent quarters, our switching and routing results were adversely affected by spending delays from our largest Cloud customers, who we believe are in the process of implementing a networking architectural shift. The duration of the delay is difficult to predict, in part because each Cloud customer will migrate their network architecture based on their own constraints. Such delays in purchases can make it more difficult to predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in recent years, Nokia Corporation merged with Alcatel-Lucent, HPE acquired Aruba Networks, Cisco acquired Viptela, Symantec Corporation acquired Blue Coat Systems, and Dell acquired EMC, which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. In addition, some of our competitors have become more integrated, including through consolidation, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors sell networking products as bundled solutions with other IT products, such as compute and storage systems. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business.

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

The timing of product orders and/or our reliance on revenue from sales of certain software or subscriptions and professional, support and maintenance services may cause us to recognize revenue in a different period than the one in which a transaction takes place. This may make it difficult for investors to observe quarterly trends and may cause significant variations in our operating results and operating margin on a quarterly basis.

Due to the cost, complexity and custom nature of configurations required by our customers; we generally build our network equipment products as orders are received. The volume of orders received late in any given fiscal quarter remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter.

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

The introduction of new software products and services is part of our intended strategy to expand our software business, and certain software revenues may be recognized periodically over the term of the relevant use period or subscription period. As a result, certain software, subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from contracts entered into during previous fiscal quarters. Consequently, a decline in such new or renewed contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of certain software products, subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase such software or services revenue through additional sales in any period, as revenue from those software, subscription and support and maintenance contracts must be recognized over the applicable period.

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

In recent years, we have announced a number of new products and enhancements to our hardware and software products across routing, switching and security. The success of our new products depends on several factors, including, but not limited to, component costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.

The introduction of new software products is part of our intended strategy to expand our software business. We have also begun to disaggregate certain software from certain hardware products, such that customers would be able to purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third party networking applications and services and our software to be used with third party hardware. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the possibility that our strategy could erode our revenue and gross margins;

•	the impact on our financial results of longer periods of revenue recognition for certain types of software products and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third party products; and

•	issues with third-party technologies used with our disaggregated products may be attributed to us.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including the possibility of import tariffs or regional conflicts. For example, the United States and Chinese governments have recently had discussions regarding potential import tariffs by both countries. These tariffs, depending upon their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs and by making our products less cost competitive in China. Each of these factors could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.

We provide demand forecasts for our products to our contract manufacturers and original design manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our original design or contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in certain prior quarters, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. In addition, some optical modules we use are experiencing faster product transitions than our other products, which increases the risk that we could have excess inventory of those modules. Conversely, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time. Given that our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we have in certain prior quarters with respect to certain products, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products. This could increase costs or delay or interrupt manufacturing of our products, resulting in delays in shipments and deferral or loss of revenues and could negatively impact customer satisfaction.

System security risks, data protection breaches, and cyber-attacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, have been and are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be vulnerable in the future to breach or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach or attack compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, hardware, components and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks or expose us or our products to cyber attacks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

We rely on single or limited sources for certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, some optical transceivers and memory components used in our networking solutions might experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, or more likely in IT spending and the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products in a timely manner, and our revenues, gross margins and customer relationships could suffer until other sources can be developed. In addition, we have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments and/or warranty or other claims. For example, in late 2016, we became aware of a defect in a clock-signal component from a third-party supplier that affected certain of our products and which resulted in remediation costs. As a result of this issue, we recorded a product cost of revenue charge that impacted our product gross margins for our fiscal year ended December 31, 2016 and three months ended March 31, 2017, and we may incur additional costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation and Intel Corporation acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on key components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

In addition, we recognize a portion of our revenues at the time we sell products to our distributors. If these sales are made based on inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

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

Some of our business processes depend upon our information technology, or IT, systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, we are in the process of further consolidating our on-site data centers to the cloud and to off-site facilities that are hosted and controlled by third-parties. These cloud providers and off-site facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks and similar events. In addition, because we lease our cloud storage space and off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed.

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

Telecommunications, cable and cloud service provider companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or impact the amount of revenues to be recognized.

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

In addition, service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may impact the amount of revenue recognition from such sales, which may negatively affect our business, financial condition and results of operations. In addition, increased patent litigation brought against customers by non-practicing entities in recent years, may result, and in some cases has resulted, in customers requesting or requiring vendors to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations.

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

The United States and various foreign governments have imposed controls and restrictions on the export of, among other things, products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. Certain governments also control importation and in-country use of encryption items and technology. The scope, nature and severity of such controls vary widely across different countries and may change frequently over time. For example, China has promulgated cybersecurity regulations and published a new draft export law affecting networking products that may impair our ability to profitably market and sell our products in China. Certain countries’ encryption control regimes may significantly limit our ability to sell major lines of our products in those countries.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments have recently had discussions regarding potential import tariffs by both countries. These tariffs, depending upon their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs and by making our products less cost competitive in China.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of March 31, 2018, our goodwill was $3,096.2 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities that will have a meaningful impact to our provision for income taxes. These changes include a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates that are based on current interpretations of the Tax Act and could be affected by changing interpretations of the Act, as well as additional legislation and guidance around the Act. Any refinements to these provisional estimates are difficult to predict and could impact our results.

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

As of March 31, 2018, we have issued $2,150 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $2,137.0 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of March 31, 2018, no amounts were outstanding under the Credit Agreement.

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

The investment of our cash balance and our investments in government and corporate debt securities and equity securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At March 31, 2018, we had $2,614.2 million in cash and cash equivalents, $834.2 million in short- and long-term investments We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, publicly-traded equity securities, time deposits, U.S. government agency securities, and U.S. government securities. We also have $83.9 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended March 31, 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2018	—	$—	—	$2,000.0
February 1 - February 28, 2018	23.3	$25.80	23.3	$1,400.0
March 1 - March 31, 2018	—	$—	—	$1,400.0
Total	23.3	$25.80	23.3
________________________________

(1)
Shares were repurchased under our Board approved 2018 Stock Repurchase Program, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements, including Rule 10b-18 promulgated under the Exchange Act. This program may be discontinued at any time.

As part of the 2018 Stock Repurchase Program, we entered into the ASR in February 2018 with two financial institutions to repurchase $750.0 million of our common stock. During the three months ended March 31, 2018, we made an up-front payment of $750.0 million pursuant to the ASR and received and retired an initial 23.3 million shares of our common stock for an aggregate price of $600.0 million based on the market value of our common stock on the date of the transaction. This does not represent the final number of shares to be delivered under the ASR. The remaining $150.0 million was recorded as a forward contract indexed to the price of our common stock. For further explanation of our ASR, see Note 9, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
As previously disclosed, Vincent Molinaro, Executive Vice President and interim Chief Customer Officer of the Company, intends to step down from his role at such time as his successor has been named and is in place. Shortly thereafter, he will transition to part-time employment as an advisor to the Company for a period of up to one year. In connection with his future transition, the Company entered into a Letter Agreement, dated May 4, 2018, with Mr. Molinaro that outlines Mr. Molinaro’s responsibilities, obligations, compensation and benefits, including during the period he acts as an advisor to the Company, which we refer to as the Advisory Period.
During the Advisory Period, Mr. Molinaro (i) will be paid a prorated portion of his base salary and will be eligible for a pro-rated portion of his annual cash bonus based on the number of hours he works, (ii) will continue to vest in his equity awards pursuant to their terms, (iii) will continue to receive standard health benefits made available to similarly situated employees, subject to satisfying eligibility requirements, and (iv) will remain subject to all Juniper policies and agreements applicable to him as an employee.
Subject to certain terms and conditions, including his continued compliance with Juniper policies and his Confidential Information and Invention Assignment Agreement and his execution of a release, Mr. Molinaro will be entitled to receive severance payments consistent with his Severance Agreement in the event he is not terminated for Cause (as defined by his Severance Agreement). Any bonus payments payable under his Severance Agreement will be prorated for the number of hours he works.
The foregoing summary of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Letter Agreement, which is attached as Exhibit 10.4, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Share Repurchase Transaction Agreement, dated February 12, 2018 between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.*

10.2	Share Repurchase Transaction Agreement, dated February 12, 2018 between Juniper Networks, Inc. and Wells Fargo Bank, National Association*

10.3	Employment Offer Letter, dated March 5, 2018, between Juniper Networks, Inc. and Manoj Leelanivas*++

10.4	Letter Agreement, dated May 4, 2018, between Juniper Networks, Inc. and Vincent Molinaro*++

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 8, 2018	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2018	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)