Form 10-Q
period 2018-06-30
JUNIPER NETWORKS INC
filed 2018-08-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 344,795,010 shares of the Company's Common Stock, par value $0.00001, outstanding as of August 3, 2018.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Product	$824.9	$917.2	$1,535.7	$1,746.1
Service	379.2	391.7	751.0	783.8
Total net revenues	1,204.1	1,308.9	2,286.7	2,529.9
Cost of revenues:
Product	336.6	360.2	643.0	690.4
Service	166.6	146.8	324.4	291.0
Total cost of revenues	503.2	507.0	967.4	981.4
Gross margin	700.9	801.9	1,319.3	1,548.5
Operating expenses:
Research and development	248.8	240.2	518.2	516.4
Sales and marketing	238.3	239.9	477.7	484.1
General and administrative	54.2	55.6	110.2	106.1
Restructuring (benefits) charges	(0.2)	8.0	(2.1)	27.4
Total operating expenses	541.1	543.7	1,104.0	1,134.0
Operating income	159.8	258.2	215.3	414.5
Other expense, net	(8.9)	(13.0)	(23.0)	(28.7)
Income before income taxes	150.9	245.2	192.3	385.8
Income tax provision	34.4	65.4	41.4	97.2
Net income	$116.5	$179.8	$150.9	$288.6

Net income per share:
Basic	$0.33	$0.47	$0.43	$0.76
Diluted	$0.33	$0.47	$0.42	$0.74
Shares used in computing net income per share:
Basic	349.0	380.4	352.2	380.6
Diluted	351.3	385.6	356.8	387.6
Cash dividends declared per common stock	$0.18	$0.10	$0.36	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$116.5	$179.8	$150.9	$288.6
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Unrealized gain (loss) net of tax provision of $0.2 and benefit of $1.2 during the three and six months ended June 30, 2018, respectively, and tax benefit of $0.4 and provision of $0.3 for the corresponding periods of the fiscal year ended December 31, 2017 ("fiscal 2017"), respectively	0.5	0.1	(1.5)	1.6
Reclassification adjustment for realized net loss (gain) included in net income, net of tax provisions of zero for each period	—	—	0.9	(0.1)
Net change on available-for-sale debt securities, net of tax	0.5	0.1	(0.6)	1.5
Cash flow hedges:
Unrealized (loss) gain net of tax benefits of $1.5 and $1.2 during the three and six months ended June 30, 2018, respectively, and tax provisions of $0.8 and $2.5 for the corresponding periods of fiscal 2017, respectively	(14.4)	3.0	(1.3)	8.3
Reclassification adjustment for realized net (gain) loss included in net income, net of tax provisions of $0.2 and $0.8 during the three and six months ended June 30, 2018, respectively, and net of tax provisions of $0.6 and $0.9 for the corresponding periods of fiscal 2017, respectively	(3.0)	(1.0)	(8.1)	0.1
Net change on cash flow hedges, net of tax	(17.4)	2.0	(9.4)	8.4
Change in foreign currency translation adjustments	(12.0)	3.0	(6.7)	10.9
Other comprehensive (loss) income, net of tax	(28.9)	5.1	(16.7)	20.8
Comprehensive income	$87.6	$184.9	$134.2	$309.4

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,690.4	$2,006.5
Short-term investments	432.3	1,026.1
Accounts receivable, net of allowances	702.2	852.0
Prepaid expenses and other current assets	279.7	299.9
Total current assets	4,104.6	4,184.5
Property and equipment, net	987.1	1,021.1
Long-term investments	407.8	988.4
Purchased intangible assets, net	119.4	128.1
Goodwill	3,096.1	3,096.2
Other long-term assets	406.0	415.5
Total assets	$9,121.0	$9,833.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183.2	$217.6
Accrued compensation	199.6	186.0
Deferred revenue	872.1	1,030.3
Short-term debt	349.5	—
Other accrued liabilities	204.1	304.3
Total current liabilities	1,808.5	1,738.2
Long-term debt	1,788.2	2,136.3
Long-term deferred revenue	365.1	509.0
Long-term income taxes payable	615.6	650.6
Other long-term liabilities	125.9	118.8
Total liabilities	4,703.3	5,152.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 349.4 shares and 365.5 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	7,609.8	8,042.1
Accumulated other comprehensive loss	(16.4)	(5.4)
Accumulated deficit	(3,175.7)	(3,355.8)
Total stockholders' equity	4,417.7	4,680.9
Total liabilities and stockholders' equity	$9,121.0	$9,833.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$150.9	$288.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	127.0	106.1
Depreciation, amortization, and accretion	110.9	112.1
Other	1.5	(1.8)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	147.5	304.8
Prepaid expenses and other assets	(26.5)	46.4
Accounts payable	(28.8)	(5.1)
Accrued compensation	15.8	(20.6)
Income taxes payable	(77.7)	27.9
Other accrued liabilities	(27.5)	(32.4)
Deferred revenue	48.3	19.3
Net cash provided by operating activities	441.4	845.3
Cash flows from investing activities:
Purchases of property and equipment	(79.3)	(64.3)
Purchases of available-for-sale debt investments	(114.4)	(776.4)
Proceeds from sales of available-for-sale debt investments	995.4	429.1
Proceeds from maturities and redemptions of available-for-sale debt investments	289.9	350.4
Purchases of equity investments	(6.3)	(12.3)
Proceeds from sales of equity investments	29.5	—
Proceeds from Pulse note receivable	—	75.0
Payment of escrow balance related to prior year acquisitions	(31.5)	—
Net cash provided by investing activities	1,083.3	1.5
Cash flows from financing activities:
Repurchase and retirement of common stock, including prepayment under an accelerated share repurchase program	(754.2)	(255.3)
Proceeds from issuance of common stock	29.5	35.5
Payment of dividends	(124.9)	(75.8)
Change in customer financing arrangement	(16.3)	—
Other	(0.5)	—
Net cash used in financing activities	(866.4)	(295.6)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(5.4)	9.4
Net increase in cash, cash equivalents and restricted cash	652.9	560.6
Cash, cash equivalents and restricted cash at beginning of period	2,059.1	1,880.6
Cash, cash equivalents and restricted cash at end of period	$2,712.0	$2,441.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any future period.

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

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, effective January 1, 2018, using the retrospective transition method. Restricted cash of $47.4 million and $48.7 million has been included within cash, cash equivalents and restricted cash when reconciling the beginning and ending total amounts, respectively, on the statement of cash flows for the six months ended June 30, 2017, to conform to the current period presentation. The adoption did not have a material impact on the cash flow activity presented on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017. See Note 3, Cash Equivalents and Investments for a reconciliation of the cash balances within our Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Financial Instruments: On January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities and FASB ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which changes how entities classify and measure equity investments and present changes in the fair value of financial liabilities measured under the fair value option. The guidance also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for its equity securities with readily determinable fair values and the prospective method for its equity securities without readily determinable fair values, resulting in no impact to the opening accumulated deficit balance. The Company has elected to use the measurement alternative for its equity investments without readily determinable fair value, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. See Note 3, Cash Equivalents and Investments for additional disclosures required upon adopting the standard.

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
The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 to all contracts with customers that were not completed as of December 31, 2017 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	December 31, 2017		January 1, 2018
	As reported	Adjustments	As adjusted
Assets:
Accounts receivable, net of allowances	$852.0	$(1.9)	$850.1
Prepaid expenses and other current assets	299.9	31.5	331.4
Other long-term assets	415.5	(21.1)	394.4
Total assets	$9,833.8	$8.5	$9,842.3

Liabilities:
Deferred revenue *	$1,030.3	$(225.4)	$804.9
Other accrued liabilities *	304.3	33.8	338.1
Long-term deferred revenue	509.0	(124.6)	384.4
Total liabilities	$5,152.9	$(316.2)	$4,836.7

Equity:
Accumulated deficit *	$(3,355.8)	$324.7	$(3,031.1)
________________________________

*	Includes additional adjustments identified subsequent to the filing of the Form 10-Q for the three months ended March 31, 2018, which were not material to such previously issued financial statements.

Upon adoption, the Company recorded a cumulative effect adjustment of $324.7 million, net of tax adjustment of $63.9 million, which decreased the January 1, 2018 opening accumulated deficit balance on the Condensed Consolidated Balance Sheet, primarily as a result of the following items:

•
Distributor Sales: Under Topic 606, the Company recognizes revenue from sales to distributors upon delivery of the product to the distributor, rather than upon delivery of the product to the end customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, are estimated at the point of revenue recognition.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

The impact of adoption of Topic 606 on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet was as follows (in millions):

	Three Months Ended June 30, 2018*			Six Months Ended June 30, 2018*
	As reported	Without Adoption of Topic 606	Topic 606 Impact	As reported	Without Adoption of Topic 606	Topic 606 Impact
Net revenues:
Product	$824.9	$795.7	$29.2	$1,535.7	$1,477.8	$57.9
Service	379.2	425.2	(46.0)	751.0	823.8	(72.8)
Total net revenues	$1,204.1	$1,220.9	$(16.8)	$2,286.7	$2,301.6	$(14.9)

Operating expenses:
Sales and marketing	$238.3	$233.7	$4.6	$477.7	$472.2	$5.5
________________________________

*	Except as disclosed, the adoption of Topic 606 did not have a significant impact on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of June 30, 2018
	As reported	Without Adoption of Topic 606	Topic 606 Impact
Assets:
Accounts receivable, net of allowances	$702.2	$693.8	$8.4
Prepaid expenses and other current assets	279.7	256.2	23.5
Other long-term assets	406.0	406.7	(0.7)
Total assets	$9,121.0	$9,089.8	$31.2

Liabilities:
Deferred revenue	$872.1	$1,091.5	$(219.4)
Other accrued liabilities	204.1	150.9	53.2
Long-term deferred revenue	365.1	475.3	(110.2)
Total liabilities	$4,703.3	$4,979.7	$(276.4)

Equity:
Accumulated deficit	$(3,175.7)	$(3,483.3)	$307.6

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

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Leases: In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases under current GAAP. This ASU must be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this standard effective January 1, 2019, and is currently on schedule to complete its evaluation of the impact to its financial statements, disclosures, processes, systems and controls. We currently anticipate a material impact related to the recognition of lease assets and lease liabilities for previously unrecognized leases on our Consolidated Balance Sheets, and we are continuing to evaluate the impact this standard will have on the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$96.3	$—	$(0.6)	$95.7	$287.1	$—	$(0.6)	$286.5
Certificates of deposit	16.7	—	—	16.7	83.8	—	—	83.8
Commercial paper	61.3	—	—	61.3	217.1	—	—	217.1
Corporate debt securities	450.3	—	(4.6)	445.7	929.6	0.4	(3.0)	927.0
Foreign government debt securities	38.2	—	(0.2)	38.0	62.9	—	(0.2)	62.7
Time deposits	219.2	—	—	219.2	239.2	—	—	239.2
U.S. government agency securities	62.3	—	(0.4)	61.9	143.9	—	(0.7)	143.2
U.S. government securities	213.7	—	(0.8)	212.9	406.8	0.1	(0.9)	406.0
Total fixed income securities	1,158.0	—	(6.6)	1,151.4	2,370.4	0.5	(5.4)	2,365.5
Privately-held debt and redeemable preferred stock securities	17.1	37.4	—	54.5	15.9	37.4	—	53.3
Total available-for-sale debt securities	$1,175.1	$37.4	$(6.6)	$1,205.9	$2,386.3	$37.9	$(5.4)	$2,418.8

Reported as:
Cash equivalents	$311.4	$—	$(0.1)	$311.3	$351.0	$—	$—	$351.0
Short-term investments	433.8	—	(1.5)	432.3	1,027.2	0.1	(1.2)	1,026.1
Long-term investments	412.8	—	(5.0)	407.8	992.2	0.4	(4.2)	988.4
Other long-term assets	17.1	37.4	—	54.5	15.9	37.4	—	53.3
Total	$1,175.1	$37.4	$(6.6)	$1,205.9	$2,386.3	$37.9	$(5.4)	$2,418.8

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$745.2	$743.6
Due between one and five years	412.8	407.8
Total	$1,158.0	$1,151.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$65.8	$(0.4)	$25.3	$(0.2)	$91.1	$(0.6)
Corporate debt securities	341.4	(3.7)	83.9	(0.9)	425.3	(4.6)
Foreign government debt securities	34.5	(0.2)	2.0	—	36.5	(0.2)
U.S. government agency securities	30.4	(0.1)	31.6	(0.3)	62.0	(0.4)
U.S. government securities	87.5	(0.5)	43.5	(0.3)	131.0	(0.8)
Total fixed income securities	$559.6	$(4.9)	$186.3	$(1.7)	$745.9	$(6.6)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$215.2	$(0.4)	$38.4	$(0.2)	$253.6	$(0.6)
Corporate debt securities	646.7	(2.1)	108.6	(0.9)	755.3	(3.0)
Foreign government debt securities	47.3	(0.2)	6.6	—	53.9	(0.2)
U.S. government agency securities	68.3	(0.2)	67.9	(0.5)	136.2	(0.7)
U.S. government securities	260.8	(0.7)	51.8	(0.2)	312.6	(0.9)
Total fixed income securities	$1,238.3	$(3.6)	$273.3	$(1.8)	$1,511.6	$(5.4)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2018, the Company had 545 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2018 and June 30, 2017.

During the three and six months ended June 30, 2018 and June 30, 2017, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2018. Balances as of December 31, 2017 were included for comparative purpose and continue to be reported under the accounting standard in effect before adoption of ASU 2016-01 (in millions):

	As of
	June 30, 2018	December 31, 2017
Equity investments with readily determinable fair value
Money market funds (1)	$1,997.8	$969.8
Mutual funds (2)	26.1	27.6
Equity investments without readily determinable fair value (3)	34.1	29.7
Total equity securities	$2,058.0	$1,027.1

Reported as:
Cash equivalents	$1,986.2	$928.0
Prepaid expenses and other current assets	10.5	36.3
Other long-term assets	61.3	62.8
Total	$2,058.0	$1,027.1
________________________________

(1)
Prior to January 1, 2018, money market funds were classified as available-for-sale securities and accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss). Realized gains or losses from sales or impairments were recognized in the Condensed Consolidated Statements of Operations.

(2)
Prior to January 1, 2018, mutual funds related to the Company's non-qualified deferred compensation ("NQDC") plan were classified as trading securities. Unrealized gains or losses were recognized in the Condensed Consolidated Statements of Operations.

(3)
Prior to January 1, 2018, certain investments in privately-held companies were accounted for at cost less impairment. Realized gains or losses from sales or impairments were recognized in the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2018 and June 30, 2017, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

As of June 30, 2018, the carrying value of restricted cash and investments was $59.3 million, of which $29.0 million was included in prepaid expenses and other current assets and $30.3 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (in millions):

	As of
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$2,690.4	$2,006.5
Restricted cash included in Prepaid expenses and other current assets	18.6	49.6
Restricted cash included in Other long-term assets	3.0	3.0
Total cash, cash equivalents and restricted cash	$2,712.0	$2,059.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2018				Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$95.7	$—	$95.7	$—	$286.5	$—	$286.5
Certificates of deposit	—	16.7	—	16.7	—	83.8	—	83.8
Commercial paper	—	61.3	—	61.3	—	217.1	—	217.1
Corporate debt securities	—	445.7	—	445.7	—	927.0	—	927.0
Foreign government debt securities	—	38.0	—	38.0	—	62.7	—	62.7
Time deposits	—	219.2	—	219.2	—	239.2	—	239.2
U.S. government agency securities	—	61.9	—	61.9	—	143.2	—	143.2
U.S. government securities	125.5	87.4	—	212.9	322.4	83.6	—	406.0
Privately-held debt and redeemable preferred stock securities	—	—	54.5	54.5	—	—	53.3	53.3
Total available-for-sale debt securities	125.5	1,025.9	54.5	1,205.9	322.4	2,043.1	53.3	2,418.8
Equity securities:
Mutual funds(1)	26.1	—	—	26.1	27.6	—	—	27.6
Money market funds(2)	1,997.8	—	—	1,997.8	969.8	—	—	969.8
Total equity securities	2,023.9	—	—	2,023.9	997.4	—	—	997.4
Derivative assets:
Foreign exchange contracts	—	1.3	—	1.3	—	9.2	—	9.2
Total assets measured at fair value	$2,149.4	$1,027.2	$54.5	$3,231.1	$1,319.8	$2,052.3	$53.3	$3,425.4
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(5.1)	$—	$(5.1)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(5.1)	$—	$(5.1)	$—	$(1.8)	$—	$(1.8)

Total assets, reported as:
Cash equivalents	$1,986.2	$311.3	$—	$2,297.5	$928.1	$350.9	$—	$1,279.0
Short-term investments	84.2	348.1	—	432.3	247.5	778.6	—	1,026.1
Long-term investments	41.3	366.5	—	407.8	74.8	913.6	—	988.4
Prepaid expenses and other current assets	10.4	1.3	—	11.7	36.3	9.2	—	45.5
Other long-term assets	27.3	—	54.5	81.8	33.1	—	53.3	86.4
Total assets measured at fair value	$2,149.4	$1,027.2	$54.5	$3,231.1	$1,319.8	$2,052.3	$53.3	$3,425.4

Total liabilities, reported as:
Other accrued liabilities	$—	$(5.1)	$—	$(5.1)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(5.1)	$—	$(5.1)	$—	$(1.8)	$—	$(1.8)
________________________________

(1)	Balance relates to restricted investments measured at fair value related to the Company's NQDC plan.

(2)
Balance includes $11.6 million and $16.8 million in restricted investments measured at fair value, related to the Company's acquisition-related escrows as of June 30, 2018 and December 31, 2017, respectively. The December 31, 2017 balance also includes $25.0 million related to the Company's Directors and Officers indemnification trust ("D&O") Trust.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2018, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and six months ended June 30, 2018, there were no significant activities related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three and six months ended June 30, 2018.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three and six months ended June 30, 2018, there were no impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of June 30, 2018 and December 31, 2017, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was $2,178.8 million and $2,252.9 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse (the “Pulse Note”) of $64.6 million and $61.2 million approximates its fair value as of June 30, 2018 and December 31, 2017, respectively. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2018	December 31, 2017
Cash flow hedges	$235.0	$521.1
Non-designated derivatives	149.0	108.3
Total	$384.0	$629.4

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of June 30, 2018, an estimated $3.2 million of existing net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized loss of $15.9 million and $2.5 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and six months ended June 30, 2018, respectively; and an unrealized gain of $3.8 million and $10.8 million for the comparable periods in fiscal 2017, respectively. The Company reclassified a gain of $3.3 million and $8.9 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2018, respectively. The amount reclassified out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2017.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2018 and June 30, 2017.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to three months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and six months ended June 30, 2018 and June 30, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2018	December 31, 2017
Production and service materials	$64.4	$71.2
Finished goods	16.9	26.6
Inventory	$81.3	$97.8

Reported as:
Prepaid expenses and other current assets	$79.5	$93.8
Other long-term assets	1.8	4.0
Total	$81.3	$97.8

Warranties

Changes during the six months ended June 30, 2018 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2017	$27.4
Provisions made during the period	13.6
Actual costs incurred during the period	(15.1)
Balance as of June 30, 2018	$25.9

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2018	December 31, 2017
Deferred product revenue:
Undelivered product commitments and other product deferrals	$152.2	$312.6
Distributor inventory and other sell-through items	—	68.1
Deferred gross product revenue	152.2	380.7
Deferred cost of product revenue	(10.2)	(46.5)
Deferred product revenue, net	142.0	334.2
Deferred service revenue	1,095.2	1,205.1
Total	$1,237.2	$1,539.3
Reported as:
Current	$872.1	$1,030.3
Long-term	365.1	509.0
Total	$1,237.2	$1,539.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 10, Segments for disaggregated revenue by product and service, customer vertical and geographic region.

Product revenue of $17.0 million and $56.5 million included in deferred revenue at January 1, 2018 was recognized during the three and six months ended June 30, 2018, respectively. Service revenue of $166.3 million and $431.3 million included in deferred revenue at January 1, 2018 was recognized during the three and six months ended June 30, 2018, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2018 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$152.2	$126.4	$22.8	$3.0
Service	1,095.2	755.9	303.2	36.1
Total	$1,247.4	$882.3	$326.0	$39.1

Deferred Commissions

Deferred commissions were $26.3 million as of June 30, 2018. For the three and six months ended June 30, 2018, amortization expense for the deferred commissions was $37.7 million and $78.2 million, respectively. There were no impairment charges recognized during the three and six months ended June 30, 2018.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$16.0	$12.0	$30.9	$22.4
Interest expense	(25.9)	(25.0)	(51.9)	(50.3)
Gain on investments, net	0.6	0.8	0.1	2.0
Other	0.4	(0.8)	(2.1)	(2.8)
Other expense, net	$(8.9)	$(13.0)	$(23.0)	$(28.7)

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

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2017	Benefits	Cash Payments	Other	June 30, 2018
Severance	$17.7	$(1.1)	$(15.6)	$0.1	$1.1
Contract terminations and other	2.3	(1.0)	(1.3)	—	—
Total	$20.0	$(2.1)	$(16.9)	$0.1	$1.1

The Company does not anticipate future charges under the 2017 Restructuring Plan and expects to pay the remaining restructuring liabilities by the end of 2018, at which time the Company would consider the 2017 Restructuring Plan to be substantially completed.

Note 8. Equity

Cash Dividends on Shares of Common Stock

During the six months ended June 30, 2018, the Company declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018 and May 2, 2018, which was paid on March 22, 2018 and June 22, 2018, respectively, to stockholders of record on March 1, 2018 and June 1, 2018, respectively, in the aggregate amount of $124.9 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2018.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program, including $750.0 million to be used pursuant to an accelerated share repurchase program ("2018 Stock Repurchase Program"). The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014 ("2014 Stock Repurchase Program").

As part of the 2018 Stock Repurchase Program, in February 2018, the Company entered into an accelerated share repurchase program (the "ASR") with two financial institutions to repurchase $750.0 million of the Company's common stock. During the three months ended March 31, 2018, the Company made an up-front payment of $750.0 million pursuant to the ASR and received an initial 23.3 million shares of the Company's common stock for an aggregate price of $600.0 million, based on the market value of the Company's common stock on the date of the transaction. The initial shares received by the Company were retired, accounted for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $150.0 million is considered indexed to the Company's common stock and meets all of the applicable criteria for equity classification.

During the six months ended June 30, 2018, the only repurchases under 2018 Stock Repurchase Program were in connection with the ASR. There were no repurchases during the three months ended June 30, 2018. The following table summarizes the Company's stock repurchases and retirements, including prepayment pursuant to the ASR, under its stock repurchase programs (in millions, except per share amounts):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (1)	2017 (2)	2018 (1)	2017 (2)
Repurchases Under Stock Repurchase Program
Shares repurchased	—	4.0	23.3	8.5
Average price per share	$—	$30.59	$25.80	$29.25
Amount repurchased	$—	$125.0	$750.0	$250.0
________________________________
(1) Shares repurchased under the 2018 Stock Repurchase Program.
(2) Shares repurchased under the 2014 Stock Repurchase Program.

As of June 30, 2018, there were $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program may be discontinued at any time.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the six months ended June 30, 2018 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2017	$19.0	$6.0	$(30.4)	$(5.4)
Other comprehensive loss before reclassifications	(1.5)	(1.3)	(6.7)	(9.5)
Amount reclassified from accumulated other comprehensive income (loss)	0.9	(8.1)	—	(7.2)
Other comprehensive loss, net	(0.6)	(9.4)	(6.7)	(16.7)
Reclassification of tax effects upon adoption of ASU 2018-02	5.0	0.7	—	5.7
Balance as of June 30, 2018	$23.4	$(2.7)	$(37.1)	$(16.4)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2018 for realized gains/losses on available-for-sale debt securities were included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2018 for realized gains/losses on cash flow hedges were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations and were not material individually.

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

As of June 30, 2018, 24.2 million and 9.9 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2018 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	0.9	$34.41
Expired/Canceled	(0.7)	40.34
Balance as of June 30, 2018	0.2	$15.13	2.1	$2.0

As of June 30, 2018:
Vested and expected-to-vest options	0.2	$15.13	2.1	$2.0
Exercisable options	0.1	$16.64	1.3	$1.5

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The Company’s RSU, restricted stock award ("RSA"), and PSA activity and related information as of and for the six months ended June 30, 2018 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	19.5	$25.39
RSUs granted (1)(3)	5.5	25.03
PSAs granted (2)(3)	0.7	24.43
RSUs vested	(4.9)	25.43
PSAs vested	(1.1)	24.13
RSUs canceled	(1.0)	25.65
PSAs canceled	(0.6)	24.32
Balance as of June 30, 2018	18.1	$25.33	1.2	$496.3
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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the six months ended June 30, 2018, the Company declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018 and May 2, 2018.

(4)
Excludes 1.9 million shares of PSAs that were modified during the six months ended June 30, 2018, which relate primarily to PSAs assumed by the Company in connection with acquisitions consummated in 2016. These awards are contingent upon the achievement of certain performance milestones. The total incremental compensation cost resulting from the modifications totaled $5.7 million to be recognized over the remaining terms of the modified awards.

Employee Stock Purchase Plan

On November 6, 2017, the Company’s Compensation Committee amended and restated the ESPP to provide that the offering period that began on February 1, 2018 would be for 24 months with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP.

For the six months ended June 30, 2018 and June 30, 2017, employees purchased approximately 1.3 million and 1.5 million shares of common stock through the ESPP at an average exercise price of $22.23 and $19.21 per share, respectively. There were no stock purchases under the ESPP during the three months ended June 30, 2018 and June 30, 2017.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues - Product	$1.7	$1.4	$3.6	$2.3
Cost of revenues - Service	4.9	5.3	9.7	9.6
Research and development	29.6	14.1	73.7	48.9
Sales and marketing	14.0	16.3	27.5	31.6
General and administrative	6.4	7.0	12.5	13.7
Total	$56.6	$44.1	$127.0	$106.1

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$0.1	$0.2	$0.2	$0.3
RSUs, RSAs, and PSAs	52.0	40.1	117.6	97.9
ESPP	4.5	3.8	9.2	7.9
Total	$56.6	$44.1	$127.0	$106.1

As of June 30, 2018, the total unrecognized compensation cost related to unvested share-based awards was $356.5 million to be recognized over a weighted-average period of 1.7 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Routing	$490.6	$572.5	$898.7	$1,094.1
Switching	254.8	276.0	484.8	517.6
Security	79.5	68.7	152.2	134.4
Total product	824.9	917.2	1,535.7	1,746.1

Total service	379.2	391.7	751.0	783.8
Total	$1,204.1	$1,308.9	$2,286.7	$2,529.9

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cloud	$279.8	$379.6	$548.1	$711.2
Service Provider	523.3	562.4	1,003.2	1,130.9
Enterprise	401.0	366.9	735.4	687.8
Total	$1,204.1	$1,308.9	$2,286.7	$2,529.9

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas:
United States	$624.8	$749.1	$1,157.1	$1,407.2
Other	50.9	51.7	106.2	105.2
Total Americas	675.7	800.8	1,263.3	1,512.4
Europe, Middle East, and Africa	308.9	288.2	616.9	572.7
Asia Pacific	219.5	219.9	406.5	444.8
Total	$1,204.1	$1,308.9	$2,286.7	$2,529.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income taxes	$150.9	$245.2	$192.3	$385.8
Income tax provision	$34.4	$65.4	$41.4	$97.2
Effective tax rate	22.8%	26.7%	21.5%	25.2%

The Tax Act enacted in December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. As the Company collects and prepares the necessary data, interprets the Tax Act and reviews any additional guidance issued by the U.S. Treasury Department, state revenue and taxation authorities and other standard-setting bodies, the Company may make adjustments to the provisional amounts which may materially impact its provision for income taxes from continuing operations in the period in which the adjustments are made. The adjustments made during the three and six months ended June 30, 2018, were not material. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Tax Act also includes provisions to tax Global Intangible Low-Taxed Income (“GILTI”) of foreign subsidiaries in excess of a deemed return on their tangible assets. Due to the complexities of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Pursuant to the Tax Act, corporations are allowed to make an accounting policy election to either (i) account for GILTI as a component of income tax expense in the period in which the corporation is subject to the rules (the “period cost method”), or (ii) account for GILTI in the corporation's measurement of deferred taxes (the “deferred method”). The Company has not currently elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. Therefore, the Company has not recorded any potential deferred tax effects related to the GILTI in its financial statements and has no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its annual effective tax rate for 2018. The Company expects to complete the accounting during the measurement period.

The Company's effective tax rate during the three and six months ended June 30, 2018 differs from the statutory rate of 21%, primarily due to less favorable mix of foreign earnings taxed at varying rates, and state income tax, offset by the benefit of the federal research and development credit.

As of June 30, 2018, the total amount of gross unrecognized tax benefits was $261.7 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease up to $50 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions. The balance primarily relates to matters involving U.S. and non-U.S. taxation of cross-border transactions and the utilization of losses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$116.5	$179.8	$150.9	$288.6
Denominator:
Weighted-average shares used to compute basic net income per share	349.0	380.4	352.2	380.6
Dilutive effect of employee stock awards	2.3	5.2	4.6	7.0
Weighted-average shares used to compute diluted net income per share	351.3	385.6	356.8	387.6
Net income per share
Basic	$0.33	$0.47	$0.43	$0.76
Diluted	$0.33	$0.47	$0.42	$0.74

Anti-dilutive shares	10.2	1.0	3.9	1.3

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $609.4 million as of June 30, 2018.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2018, the Company had accrued $24.1 million based on its estimate of such charges.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of June 30, 2018 and December 31, 2017, the Company recorded $9.4 million and $20.4 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings

Investigations

The Company previously disclosed that it has been the subject of investigations by the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") into possible violations by the Company of the U.S. Foreign Corrupt Practices Act ("FCPA"). In cooperation with these investigations, the Company and the Audit Committee of the Board of Directors, with the assistance of outside counsel and other independent advisors, conducted a thorough internal investigation. As a result of its internal investigation, the Company made significant improvements in its internal controls and carried out a number of disciplinary actions. In the fourth quarter of 2017, the DOJ notified the Company that the DOJ has closed its investigation related to these matters without taking any action against the Company. The Company is continuing to fully cooperate with the SEC’s ongoing investigation, but believes an adverse outcome is reasonably possible. Based on the Company’s recent communications with the Staff of the SEC, the Company believes that it is likely that the Staff of the SEC will seek to bring an enforcement action against the Company. As a result, the Company believes it is reasonably possible that it could incur a loss related to the ongoing SEC investigation, but the Company is not able to estimate the outcome or develop a reasonable estimate of a possible loss or range of possible losses, if any. As discussions are continuing, there can be no assurance as to the timing or the terms of any final resolution of this matter.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 14. Subsequent Events

Dividend Declaration

On July 26, 2018, the Company announced that it had declared a cash dividend of $0.18 per share of common stock payable on September 25, 2018 to stockholders of record as of the close of business on September 4, 2018.

Stock Repurchase Activities

During the third quarter of 2018, the ASR was completed and the Company received an additional 6.0 million shares from the financial institutions. These 6.0 million shares will be retired in the third quarter of 2018. The completion of the ASR resulted in a total settlement of 29.3 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” "Juniper," or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

Further, our intent is to lead in the area of software solutions that simplify the operation of networks, and to allow our customers across our key verticals to deliver further value through their networks. We anticipate that our increased focus on software business models will result in an increase in software revenues as a percentage of total revenues over time.

In the first quarter of 2018, we revised the naming convention of our key customer verticals as follows:

•	Telecom/Cable will now be referred to as ‘Service Provider’

•	Strategic Enterprise will now be referred to as ‘Enterprise’

•	Cloud will remain unchanged

Types of customers included in the key verticals will remain unchanged.

We are focused on and continue to see significant opportunities from the implementation of cloud architectures, such as large public and private data centers, as well as distributed cloud infrastructure, which resides in multiple, distributed data centers in order to place applications or services closer to end users, such as enabling security and "network-as-a-service."

We believe the network needs for our customers in our Service Provider, Cloud and Enterprise verticals are converging, as these customers recognize the need for high performance networks and leveraging the cloud for improved agility and greater levels of operating efficiency.

As these customers continue to grow, we believe their network architectures will continue to evolve. We believe our understanding of high performance networking technology and our strategy position us to capitalize on the industry transition to more automated, cost-efficient, scalable networks.

In routing, we believe that certain large Cloud customers are transitioning their wide area networks from a scale-up to a scale-out architecture as they continue to add capacity. This has resulted in, and we expect this may continue to result in, a transition of these customers from purchasing our MX product family to our PTX product family. These architectural shifts have led to a near-term slowdown in our net revenues as in some cases there is a pause before the new architecture ramps.

In switching, we see that certain large Cloud customers who can rapidly scale based on increased demand, are in the process of adopting 100-Gigabit connections, or 100G, resulting in certain large deployment delays at our largest Cloud customers as they prepare for this adoption.

Despite these ongoing deployment delays and architectural shifts, we remain confident in our competitive position and strong relationships with these strategic customers. Our overall strategy with our Cloud customers has not changed and we continue to execute against our innovation roadmap, which includes our plan to continue to grow our relevance and our business in the Cloud vertical.

During the second quarter of 2018, we continued to execute on our product strategy, specifically around the Cloud. We also simplified threat response for our customers with enhancements to our Unified Cybersecurity Platform that includes integrations between SRX Series Next-Generation Firewalls, the Advanced Threat Prevention (ATP) Appliance, and Juniper ATP Appliance integrations with Junos Space Security Director Policy Enforcer.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenues	$1,204.1	$1,308.9	$(104.8)	(8)%	$2,286.7	$2,529.9	$(243.2)	(10)%
Gross margin	$700.9	$801.9	$(101.0)	(13)%	$1,319.3	$1,548.5	$(229.2)	(15)%
Percentage of net revenues	58.2%	61.3%			57.7%	61.2%
Operating income	$159.8	$258.2	$(98.4)	(38)%	$215.3	$414.5	$(199.2)	(48)%
Percentage of net revenues	13.3%	19.7%			9.4%	16.4%
Net income	$116.5	$179.8	$(63.3)	(35)%	$150.9	$288.6	$(137.7)	(48)%
Percentage of net revenues	9.7%	13.7%			6.6%	11.4%
Net income per share:
Basic	$0.33	$0.47	$(0.14)	(30)%	$0.43	$0.76	$(0.33)	(43)%
Diluted	$0.33	$0.47	$(0.14)	(30)%	$0.42	$0.74	$(0.32)	(43)%
Cash dividends declared per common stock	$0.18	$0.10	$0.08	80%	$0.36	$0.20	$0.16	80%

Operating cash flows					$441.4	$845.3	$(403.9)	(48)%
Stock repurchase plan activity	$—	$125.0	$(125.0)	(100)%	$750.0	$250.0	$500.0	200%
DSO	52	52	—	—%

					June 30, 2018	December 31, 2017	$ Change	% Change
Deferred revenue					$1,237.2	$1,539.3	$(302.1)	(20)%
Product deferred revenue					$142.0	$334.2	$(192.2)	(58)%
Service deferred revenue					$1,095.2	$1,205.1	$(109.9)	(9)%

•
Net Revenues: Net revenues decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to lower routing and switching revenues, offset by an increase in security revenue. Of our top ten customers for the second quarter of 2018, six were Cloud, three were Service Provider, one was Enterprise, and all of them were located within the U.S.

For the three and six months ended June 30, 2018, the adoption of Topic 606 resulted in a decrease in revenue recognition of $16.8 million and $14.9 million, respectively, due to lower service revenue, partly offset by product revenue. Product revenues during the three and six months ended June 30, 2018 were higher by $29.2 million and $57.9 million, respectively, under Topic 606, compared to Topic 605, primarily due to the impact of revenue allocation between products and services, timing of revenue recognition from sales to distributors and variable consideration. The product revenue increase from Topic 606 was allocated among all product categories. Service revenues during the three and six months ended June 30, 2018 were lower by $46.0 million and $72.8 million, respectively, under Topic 606, compared to Topic 605, primarily due to the impact of revenue allocation between products and services, and due to certain contractual clauses. The adoption of Topic 606 will impact the allocation of revenues between product and service; however, we continue to expect there will not be a material difference in total annual revenue. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report, for further discussion on the adoption of Topic 606.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to lower revenues, customer mix, product mix and higher costs of certain memory components, partially offset by improvements in our cost structure.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the drivers described in the gross margin discussion above, partially offset by a net decrease in our operating expenses from restructuring charges during the second half of 2017 that we did not incur during the same period in 2018.

•
Capital Return: During the three months ended March 31, 2018, we entered into an accelerated share repurchase program (the "ASR") to purchase an aggregate of $750.0 million in shares. Under the ASR, we made an upfront payment of $750.0 million and received an initial delivery of 23.3 million shares for an aggregate price of $600.0 million. No repurchases of our common stock were made during the three months ended June 30, 2018. Upon completion of the ASR in the third quarter of 2018, we received an additional 6.0 million shares from the financial institutions. These 6.0 million shares will be retired in the third quarter of 2018. The completion of the ASR resulted in a total settlement of 29.3 million shares of our common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share. During the three and six months ended June 30, 2018, we also paid a quarterly cash dividend of $0.18 per share, for an aggregate amount of $62.8 million and $124.9 million, respectively.

•
Operating Cash Flows: Net cash provided by operations decreased during the six months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first six months of 2017 related to service renewals invoiced during the fourth quarter of 2016, and an increase in cash paid during 2018 for income taxes, primarily due to the first of eight annual transition tax payments related to the Tax Act. These decreases in cash flows were offset by a decline in cash paid for personnel-related costs, principally as a result of a reduction in headcount and lower incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the second quarter of 2018 was flat, compared to the same period in 2017.

•
Deferred Revenue: Total deferred revenue decreased as of June 30, 2018, compared to December 31, 2017, due to the impact of adoption of Topic 606. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report, for further discussion on the adoption of Topic 606.

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

During the six months ended June 30, 2018, except for the change in accounting estimates related to adoption of Topic 606 described below and changes in certain accounting policies described in Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Routing	$490.6	$572.5	$(81.9)	(14)%	$898.7	$1,094.1	$(195.4)	(18)%
Switching	254.8	276.0	(21.2)	(8)%	484.8	517.6	(32.8)	(6)%
Security	79.5	68.7	10.8	16%	152.2	134.4	17.8	13%
Total Product	824.9	917.2	(92.3)	(10)%	1,535.7	1,746.1	(210.4)	(12)%
Percentage of net revenues	68.5%	70.1%			67.2%	69.0%
Total Service	379.2	391.7	(12.5)	(3)%	751.0	783.8	(32.8)	(4)%
Percentage of net revenues	31.5%	29.9%			32.8%	31.0%
Total net revenues	$1,204.1	$1,308.9	$(104.8)	(8)%	$2,286.7	$2,529.9	$(243.2)	(10)%

Cloud	$279.8	$379.6	$(99.8)	(26)%	$548.1	$711.2	$(163.1)	(23)%
Percentage of net revenues	23.2%	29.0%			24.0%	28.1%
Service Provider	523.3	562.4	(39.1)	(7)%	1,003.2	1,130.9	(127.7)	(11)%
Percentage of net revenues	43.5%	43.0%			43.9%	44.7%
Enterprise	401.0	366.9	34.1	9%	735.4	687.8	47.6	7%
Percentage of net revenues	33.3%	28.0%			32.1%	27.2%
Total net revenues	$1,204.1	$1,308.9	$(104.8)	(8)%	$2,286.7	$2,529.9	$(243.2)	(10)%

Americas:
United States	$624.8	$749.1	$(124.3)	(17)%	$1,157.1	$1,407.2	$(250.1)	(18)%
Other	50.9	51.7	(0.8)	(2)%	106.2	105.2	1.0	1%
Total Americas	675.7	800.8	(125.1)	(16)%	1,263.3	1,512.4	(249.1)	(16)%
Percentage of net revenues	56.1%	61.2%			55.2%	59.8%
EMEA	308.9	288.2	20.7	7%	616.9	572.7	44.2	8%
Percentage of net revenues	25.7%	22.0%			27.0%	22.6%
APAC	219.5	219.9	(0.4)	—%	406.5	444.8	(38.3)	(9)%
Percentage of net revenues	18.2%	16.8%			17.8%	17.6%
Total net revenues	$1,204.1	$1,308.9	$(104.8)	(8)%	$2,286.7	$2,529.9	$(243.2)	(10)%

Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

Product net revenues decreased during the three months ended June 30, 2018, compared to the same period in 2017, due to a decrease in revenues from routing and switching products, partially offset by the impact of the adoption of Topic 606 and growth in security.

The year-over-year decrease in routing revenues was primarily driven by Cloud, due to the ongoing architectural shifts in the Americas, partially offset by the impact of adoption of Topic 606. Revenues from our MX series of products declined year-over-year, which was partially offset by growth in revenues from our PTX series of products.

The decrease in switching revenues during the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by Cloud and Service Provider, both in the Americas. The decrease in switching revenues was partially offset by the impact of Topic 606 and Enterprise. Revenues from our QFX series of products, which declined year-over-year, remain under pressure due to the timing of certain large scale Cloud deployments; however, we expect that our switching business will return to year-over-year growth for the full year 2018.

Security net revenues increased year-over-year, primarily driven by the impact of Topic 606, Enterprise, and Cloud, partially offset by Service Provider. We expect that our security business will see year-over-year growth for the full year 2018.

Service net revenues decreased during the three months ended June 30, 2018, compared to the same period in 2017, due to the impact of Topic 606. Excluding the impact of Topic 606, our service net revenues increased year-over-year, primarily due to strong renewal and attach rates of support contracts, and professional services. As a result of Topic 606, we expect that our service net revenues will see a decrease for the full year 2018 compared to 2017.

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Product net revenues decreased during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to Cloud and Service Provider, impacting routing and switching in the Americas. The decrease in product revenues was partially offset by the impact of Topic 606 and growth in security.

The decrease in routing and switching revenues in the Americas was partially offset by higher revenues in EMEA, as well as strong growth in Enterprise. Security revenues increased during the six months ended June 30, 2018, compared to the same period in 2017, driven by all verticals.

Service net revenues decreased during the six months ended June 30, 2018, compared to the same period in 2017, due to the impact of Topic 606. Excluding the impact of Topic 606, our service net revenues increased year-over-year, which was driven primarily by strong renewal and attach rates of support contracts, and professional services.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product gross margin	$488.3	$557.0	$(68.7)	(12)%	$892.7	$1,055.7	$(163.0)	(15)%
Percentage of product revenues	59.2%	60.7%			58.1%	60.5%
Service gross margin	212.6	244.9	(32.3)	(13)%	426.6	492.8	(66.2)	(13)%
Percentage of service revenues	56.1%	62.5%			56.8%	62.9%
Total gross margin	$700.9	$801.9	$(101.0)	(13)%	$1,319.3	$1,548.5	$(229.2)	(15)%
Percentage of net revenues	58.2%	61.3%			57.7%	61.2%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, and the mix of distribution channels through which our products and services are sold.

Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to customer mix, product mix, and lower revenues. This was partially offset by improvements in our cost structure.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to lower revenues from the impact of Topic 606 and higher service delivery costs.

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Product gross margin

Product gross margin as a percentage of product revenues decreased during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to lower revenues, customer mix, product mix, and higher costs of certain memory components. This was partially offset by improvements in our cost structure.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to lower service revenues from the impact of Topic 606 and higher service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$248.8	$240.2	$8.6	4%	$518.2	$516.4	$1.8	—%
Percentage of net revenues	20.7%	18.4%			22.7%	20.4%
Sales and marketing	238.3	239.9	(1.6)	(1)%	477.7	484.1	(6.4)	(1)%
Percentage of net revenues	19.8%	18.3%			20.9%	19.1%
General and administrative	54.2	55.6	(1.4)	(3)%	110.2	106.1	4.1	4%
Percentage of net revenues	4.5%	4.2%			4.8%	4.2%
Restructuring benefits	(0.2)	8.0	(8.2)	N/M	(2.1)	27.4	(29.5)	N/M
Percentage of net revenues	—%	0.6%			(0.1)%	1.1%
Total operating expenses	$541.1	$543.7	$(2.6)	—%	$1,104.0	$1,134.0	$(30.0)	(3)%
Percentage of net revenues	44.9%	41.5%			48.3%	44.8%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

During the three months ended June 30, 2018, compared to the same period in 2017, total operating expenses decreased primarily due the lack of restructuring charges incurred during the second quarter of 2018, compared to the restructuring initiatives implemented under the 2017 Restructuring Plan during the same quarter last year. The decrease was offset by higher share-based compensation expense from certain performance share awards. Excluding the impact of share-based compensation and restructuring, total operating expenses decreased primarily due to a decline in personnel-related expenses, resulting from lower headcount driven by our 2017 Restructuring Plan.

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

During the six months ended June 30, 2018, compared to the same period in 2017, total operating expenses decreased primarily due to the lack of restructuring charges incurred during the first half of 2018, compared to restructuring initiatives implemented under the 2017 Restructuring Plan during the same period last year. The decrease was offset by higher share-based compensation expense from certain performance share awards. Excluding the impact of share-based compensation and restructuring, total operating expenses decreased primarily due to a decline in personnel-related expenses, marketing expenses, and engineering expenses. Personnel-related expenses decreased primarily due to lower headcount driven by the 2017 Restructuring Plan.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$16.0	$12.0	$4.0	33%	$30.9	$22.4	$8.5	38%
Interest expense	(25.9)	(25.0)	(0.9)	4%	(51.9)	(50.3)	(1.6)	3%
Gain on investments, net	0.6	0.8	(0.2)	(25)%	0.1	2.0	(1.9)	(95)%
Other	0.4	(0.8)	1.2	(150)%	(2.1)	(2.8)	0.7	(25)%
Total other expense, net	$(8.9)	$(13.0)	$4.1	(32)%	$(23.0)	$(28.7)	$5.7	(20)%
Percentage of net revenues	(0.7)%	(1.0)%			(1.0)%	(1.1)%

Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

Total other expense, net decreased during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields.

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Total other expense, net decreased during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields, partially offset by a decline in the total amount invested.

Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax provision	$34.4	$65.4	$(31.0)	(47)%	$41.4	$97.2	$(55.8)	(57)%
Effective tax rate	22.8%	26.7%			21.5%	25.2%

The Tax Act enacted on December 22, 2017, introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. As we collect and prepare the necessary data, interpret the Tax Act, and review any additional guidance issued by the U.S. Treasury Department, state revenue and taxation authorities, and other standard-setting bodies, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. During the three and six months ended June 30, 2018, the adjustments made were not material. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Tax Act also includes provisions to tax Global Intangible Low-Taxed Income (“GILTI”) of foreign subsidiaries in excess of a deemed return on their tangible assets. Due to the complexities of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Pursuant to the Tax Act, corporations are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the corporation is subject to the rules (the “period cost method”), or (ii) account for GILTI in the corporation's measurement of deferred taxes (the “deferred method”). We have not currently elected a method and will do so after completing our analysis of the GILTI provisions of the Tax Act, depending on the analysis of our global income. Therefore, we have not recorded any potential deferred tax effects related to the GILTI in our financial statements and have no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the current GILTI impact in our annual effective tax rate for 2018. We expect to complete the accounting during the measurement period.

Our effective tax rate during the three and six months ended June 30, 2018 differs from the statutory rate of 21%, primarily due to less favorable mix of foreign earnings taxed at varying rates and state income tax, offset by the benefit of the federal research and development credit.

As a result of recommendations by the Organisation for Economic Cooperation and Development, or OECD, on Base Erosion and Profit Shifting, certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly in regards to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions. We are continuing to hold discussions with the UK tax authorities regarding corporate tax reform legislation enacted by the UK.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2018	December 31, 2017	$ Change	% Change
Working capital	$2,296.1	$2,446.3	$(150.2)	(6)%

Cash and cash equivalents	$2,690.4	$2,006.5	$683.9	34%
Short-term investments	432.3	1,026.1	(593.8)	(58)%
Long-term investments	407.8	988.4	(580.6)	(59)%
Total cash, cash equivalents, and investments	3,530.5	4,021.0	(490.5)	(12)%
Short-term debt	349.5	—	349.5	N/A
Long-term debt	1,788.2	2,136.3	(348.1)	(16)%
Cash, cash equivalents, and investments, net of debt	$1,392.8	$1,884.7	$(491.9)	(26)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net cash provided by operating activities (*)	$441.4	$845.3	$(403.9)	(48)%
Net cash provided by investing activities	$1,083.3	$1.5	$1,081.8	N/M
Net cash used in financing activities	$(866.4)	$(295.6)	$(570.8)	193%
________________________________
N/M - percentage is not meaningful.
(*) On January 1, 2018, we adopted the new accounting pronouncement Statement of Cash Flows: Restricted Cash. We applied this provision on a retrospective basis to conform to the current-period presentation. The adoption did not have a material impact on the cash flow activity presented in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.

Operating Activities

Net cash provided by operations decreased during the six months ended June 30, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first six months of 2017 related to service renewals invoiced during the fourth quarter of 2016, and an increase in cash paid during 2018 for income taxes, primarily due to the first of eight annual transition tax payments related to the Tax Act. These decreases in cash flows were offset by a decline in cash paid for personnel-related costs, principally as a result of a reduction in headcount and lower incentive compensation.

Investing Activities

Net cash provided by investing activities increased during the six months ended June 30, 2018, compared to the same period in 2017. The increase was primarily due to the liquidation of repatriated offshore investments to fund the accelerated share repurchase program discussed below.

Financing Activities

Net cash used in financing activities increased during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to higher repurchases of our common stock, primarily due to the accelerated share repurchase program described further below, and increases in payments of cash dividends.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014.

As part of the 2018 Stock Repurchase Program, during the quarter ended March 31, 2018, we entered into the ASR with two financial institutions to repurchase $750.0 million of our common stock. During the first quarter of 2018, we made an up-front payment of $750.0 million pursuant to the ASR and received and retired an initial 23.3 million shares of our common stock for an aggregate price of $600.0 million, based on the market value of our common stock on the date of the transaction.

During the third quarter of 2018, the ASR was completed and we received an additional 6.0 million shares from the financial institutions. These 6.0 million shares will be retired in the third quarter of 2018. The completion of the ASR resulted in a total settlement of 29.3 million shares of our common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share.

As of June 30, 2018, there was $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program may be discontinued at any time.

During the six months ended June 30, 2018, we declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018 and May 2, 2018, which was paid on March 22, 2018 and June 22, 2018, respectively, to stockholders of record on March 1, 2018 and June 1, 2018 in the aggregate amount of $124.9 million. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of our dividend declaration subsequent to June 30, 2018.

Revolving Credit Facility

We have an unsecured revolving credit facility that will expire in 2019, which enables borrowings of up to $500.0 million, with the option, subject to the lenders' approval, to increase the amount of the credit facility by up to an additional $200.0 million. As of June 30, 2018, we were in compliance with all covenants and there were no amounts outstanding under our credit facility.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Act, we repatriated approximately $2.5 billion of our cash, cash equivalents and investments balance from outside of the U.S. as of June 30, 2018. We expect the new territorial tax system to provide us lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility will be sufficient to fund our operations, planned stock repurchases and dividends, capital expenditures, commitments, and other liquidity requirements and anticipated growth for at least the next twelve months. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate, the timing and amount we spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services, the costs to acquire or invest in businesses and technologies, an increase in manufacturing or component costs, and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 13, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

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

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, modifications to our pricing strategy in order to gain footprint in certain markets or with certain customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2017, our margins decreased as compared to fiscal year 2016, primarily due to lower product net revenues and product mix, resulting from the year-over-year decline in routing revenues, our customers' architectural shifts, and higher costs of certain memory components. In fiscal year 2016, our margins decreased compared to fiscal year 2015, primarily due to elevated pricing pressure and product mix. In fiscal year 2015, our margins increased compared to fiscal year 2014, as a result of higher restructuring and other charges recorded in 2014 but not in 2015, in connection with the restructuring plan we initiated in the first quarter of 2014. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers and distribution partners. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or delays in deployment) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, CenturyLink, Inc.'s acquisition of Level 3 Communications, Inc., Vodafone India’s proposed acquisition of Idea Cellular Ltd. and T-Mobile US, Inc.'s proposed acquisition of Sprint Corp.) and that consolidation trend has continued. Certain telecommunications companies have also moved towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisition of Yahoo and AT&T’s acquisition of Time Warner. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including the possibility of import tariffs or regional conflicts. For example, the United States and Chinese governments have each recently announced import tariffs, and the United States has announced additional proposed import tariffs, on certain products originating from the other country. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by increasing our costs and by making our products less cost competitive. We may not be able to pass such increased costs on to our customers. In addition, increased costs of production or delays in production caused by any relocation of contract manufacturing facilities could impact the global competitiveness of our products. Each of these factors could adversely affect our business, financial condition and results of operations.

We are dependent on sole source and limited source suppliers, including for several key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources for certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, we are in the process of working through some industry-wide supply constraints related to power management components. In addition, some optical transceivers and memory components used in our networking solutions might experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, the use of certain components we share in common with other companies, in IT spending or the economy in general is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products in a timely manner, and our revenues, gross margins and customer relationships could suffer. We have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments, revenue charges that impact our gross margins, and/or warranty or other claims or costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation and Intel Corporation acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces between the two. For example, we are in the process of further consolidating our on-site data centers to the cloud and to off-site facilities that are hosted and controlled by third-parties. These cloud providers and off-site facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks and similar events. In addition, because we lease our cloud storage space and off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission, or the SEC, is conducting, and the U.S. Department of Justice, or the DOJ, was previously conducting, investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries. The Company’s Audit Committee, with the assistance of independent advisors, conducted a thorough internal review of possible violations of the FCPA, and the Company made improvements in its internal controls and carried out a number of disciplinary actions. The Company is continuing to fully cooperate with the SEC’s ongoing investigation, but believes an adverse outcome is reasonably possible and that it is likely that the SEC will seek to bring an enforcement action against the Company. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments have each recently announced import tariffs on certain products originating from the other country. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by increasing our costs and by making our products less cost competitive.

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

For example, we previously relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework, which we refer to as the Safe Harbor, agreed to by the U.S. Department of Commerce and the EU. The Safe Harbor, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in 2015 by a decision of the European Court of Justice, or the ECJ. Now that the EU and U.S. have implemented a successor privacy framework called the Privacy Shield, we are reviewing and documenting our practices required to obtain certification under the Privacy Shield, in addition to entering into EU Model Contracts with our vendors where appropriate and feasible in anticipation of the possibility that either the Privacy Shield or EU Model Contracts may be legally challenged or voided like Safe Harbor in an uncertain political environment. In addition, the EU General Data Protection Regulation, which went into full effect in May 2018, has resulted in substantial changes to our compliance obligations, including contractual requirements for data transfers outside the EEA, and a significant increase in potential administrative fines for non-compliance. Similarly, the June 2016 approval by voters in the United Kingdom, or U.K., of a referendum to leave the EU could require us to make additional changes to the way we conduct our business and transmit data between the U.S., U.K., EU and the rest of the world.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of June 30, 2018, our goodwill was $3,096.1 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On August 7, 2018, the Court withdrew its opinion to allow time for a reconstituted panel to confer. We are monitoring this case and any impact the final opinion could have on our financial statements. In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities that will have a meaningful impact to our provision for income taxes. These changes include a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates that are based on current interpretations of the Tax Act and could be affected by changing interpretations of the Act, as well as additional legislation and guidance around the Act. Any refinements to these provisional estimates are difficult to predict and could impact our results.

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

In addition, the U.K.’s exit from the EU, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Brexit, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. We will also review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available. Nevertheless, because we conduct business in the EU, including the U.K., any of the effects of Brexit, including those we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

As of June 30, 2018, we have issued $2,150 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $2,137.7 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of June 30, 2018, no amounts were outstanding under the Credit Agreement.

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

We announced that, beginning in 2017, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. In January 2018, we announced that our Board of Directors approved a new $2 billion buyback authorization, which replaced our prior authorization. In February 2018, as a part of our new buyback authorization, we entered into a $750 million accelerated share repurchase program, and our Board of Directors declared an increase to our quarterly cash dividend to $0.18 per share, which reflects an increase of 80% compared to previous quarterly dividends. Any failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities and equity securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At June 30, 2018, we had $2,690.4 million in cash and cash equivalents and $840.1 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $88.6 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases during the three months ended June 30, 2018. As of June 30, 2018, there were $1.4 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

As part of the 2018 Stock Repurchase Program, we entered into the ASR in February 2018 with two financial institutions to repurchase $750.0 million of our common stock. During the three months ended March 31, 2018, we made an up-front payment of $750.0 million pursuant to the ASR and received and retired an initial 23.3 million shares of our common stock for an aggregate price of $600.0 million based on the market value of our common stock on the date of the transaction. The remaining $150.0 million was recorded as a forward contract indexed to the price of our common stock. During the third quarter of 2018, the ASR was completed and we received an additional 6.0 million shares from the financial institutions. These 6.0 million shares will be retired in the third quarter of 2018. The completion of the ASR resulted in a total settlement of 29.3 million shares of our common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share. For further explanation of our ASR, see Note 8, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Letter Agreement, dated May 24, 2018, between Juniper Networks, Inc. and Terrance F. Spidell (which is incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 29, 2018) ++

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 8, 2018	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2018	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)