Form 10-Q
period 2018-09-30
JUNIPER NETWORKS INC
filed 2018-11-07
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 345,154,400 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 2, 2018.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Product	$794.7	$869.7	$2,330.4	$2,615.8
Service	385.1	388.1	1,136.1	1,171.9
Total net revenues	1,179.8	1,257.8	3,466.5	3,787.7
Cost of revenues:
Product	312.5	336.0	955.5	1,026.4
Service	156.3	149.4	480.7	440.4
Total cost of revenues	468.8	485.4	1,436.2	1,466.8
Gross margin	711.0	772.4	2,030.3	2,320.9
Operating expenses:
Research and development	253.8	236.4	772.0	752.8
Sales and marketing	224.8	232.5	702.5	716.6
General and administrative	67.9	70.6	178.1	176.7
Restructuring charges	4.4	2.0	2.3	29.4
Total operating expenses	550.9	541.5	1,654.9	1,675.5
Operating income	160.1	230.9	375.4	645.4
Other expense, net	(8.1)	(5.1)	(31.1)	(33.8)
Income before income taxes	152.0	225.8	344.3	611.6
Income tax (benefit) provision	(71.8)	60.1	(30.4)	157.3
Net income	$223.8	$165.7	$374.7	$454.3

Net income per share:
Basic	$0.65	$0.44	$1.07	$1.20
Diluted	$0.64	$0.43	$1.05	$1.18
Shares used in computing net income per share:
Basic	346.2	378.3	350.1	380.0
Diluted	350.5	382.7	355.2	386.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$223.8	$165.7	$374.7	$454.3
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Unrealized gains (losses) net of tax provision of $0.3 and benefit of $0.9 during the three and nine months ended September 30, 2018, respectively, and tax benefits of $0.5 and $0.2 for the corresponding periods of the fiscal year ended December 31, 2017 ("fiscal 2017"), respectively	0.9	(0.2)	(0.6)	1.4
Reclassification adjustment for realized net (losses) gains included in net income, net of tax provisions of zero for the three and nine months ended September 30, 2018, respectively, and net of tax provisions of $0.9 for each of the corresponding periods of fiscal 2017	—	(1.9)	0.9	(2.0)
Net change on available-for-sale debt securities, net of tax	0.9	(2.1)	0.3	(0.6)
Cash flow hedges:
Unrealized (losses) gains net of tax benefits of $1.5 and $2.7 during the three and nine months ended September 30, 2018, respectively, and net of tax provisions of $0.5 and $3.0 for the corresponding periods of fiscal 2017, respectively	(4.6)	6.3	(5.9)	14.6
Reclassification adjustment for realized net losses (gains) included in net income, net of tax benefit of $0.5 and provision of $0.3 during the three and nine months ended September 30, 2018, respectively, and net of tax provisions of $0.8 and $1.7 for the corresponding periods of fiscal 2017, respectively	2.6	(2.5)	(5.5)	(2.4)
Net change on cash flow hedges, net of tax	(2.0)	3.8	(11.4)	12.2
Change in foreign currency translation adjustments	(7.0)	8.4	(13.7)	19.3
Other comprehensive (loss) income, net of tax	(8.1)	10.1	(24.8)	30.9
Comprehensive income	$215.7	$175.8	$349.9	$485.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,501.7	$2,006.5
Short-term investments	887.3	1,026.1
Accounts receivable, net of allowances	648.3	852.0
Prepaid expenses and other current assets	253.4	299.9
Total current assets	4,290.7	4,184.5
Property and equipment, net	967.6	1,021.1
Long-term investments	259.0	988.4
Purchased intangible assets, net	115.0	128.1
Goodwill	3,094.3	3,096.2
Other long-term assets	373.7	415.5
Total assets	$9,100.3	$9,833.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$184.7	$217.6
Accrued compensation	177.2	186.0
Deferred revenue	814.1	1,030.3
Short-term debt	349.7	—
Other accrued liabilities	214.8	304.3
Total current liabilities	1,740.5	1,738.2
Long-term debt	1,788.6	2,136.3
Long-term deferred revenue	351.2	509.0
Long-term income taxes payable	436.7	650.6
Other long-term liabilities	132.4	118.8
Total liabilities	4,449.4	5,152.9
Commitments and contingencies (Note 13)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 345.1 shares and 365.5 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	7,698.4	8,042.1
Accumulated other comprehensive loss	(24.5)	(5.4)
Accumulated deficit	(3,023.0)	(3,355.8)
Total stockholders' equity	4,650.9	4,680.9
Total liabilities and stockholders' equity	$9,100.3	$9,833.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$374.7	$454.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	180.2	151.1
Depreciation, amortization, and accretion	159.2	169.7
Other	3.5	(6.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	200.9	331.9
Prepaid expenses and other assets	43.9	51.2
Accounts payable	(27.6)	(11.5)
Accrued compensation	(4.2)	(60.6)
Income taxes payable	(244.0)	8.8
Other accrued liabilities	(14.5)	(20.3)
Deferred revenue	(23.4)	(21.2)
Net cash provided by operating activities	648.7	1,046.7
Cash flows from investing activities:
Purchases of property and equipment	(110.9)	(97.6)
Purchases of available-for-sale debt securities	(608.1)	(1,298.6)
Proceeds from sales of available-for-sale debt securities	1,012.2	761.2
Proceeds from maturities and redemptions of available-for-sale debt securities	446.6	521.3
Purchases of equity securities	(8.1)	(13.7)
Proceeds from sales of equity securities	29.8	1.3
Proceeds from Pulse note receivable	—	75.0
Payment of escrow balance related to prior year acquisitions	(31.5)	—
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(27.0)
Net cash provided by (used in) investing activities	730.0	(78.1)
Cash flows from financing activities:
Repurchase and retirement of common stock	(755.5)	(395.5)
Proceeds from issuance of common stock	56.8	64.4
Payment of dividends	(187.0)	(113.5)
Change in customer financing arrangement	(16.9)	—
Other	(1.5)	—
Net cash used in financing activities	(904.1)	(444.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(10.9)	13.3
Net increase in cash, cash equivalents, and restricted cash	463.7	537.3
Cash, cash equivalents, and restricted cash at beginning of period	2,059.1	1,880.6
Cash, cash equivalents, and restricted cash at end of period	$2,522.8	$2,417.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any future period.

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

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, effective January 1, 2018, using the retrospective transition method. Restricted cash of $47.4 million and $54.2 million has been included within cash, cash equivalents, and restricted cash when reconciling the beginning and ending total amounts, respectively, on the statement of cash flows for the nine months ended September 30, 2017, to conform to the current period presentation. The adoption did not have a material impact on the cash flow activity presented on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. See Note 3, Cash Equivalents and Investments, for a reconciliation of the cash balances within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Recently Adopted Accounting Standards

Comprehensive Income: Effective January 1, 2018, the Company early adopted FASB ASU No. 2018-02 (Topic 220), Income Statement - Reporting Comprehensive Income, issued in February 2018, with an election to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "Tax Act"), from accumulated other comprehensive income to retained earnings. The adoption resulted in a reclassification of $5.7 million in income from accumulated other comprehensive loss to accumulated deficit as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 to all contracts with customers that were not completed as of December 31, 2017 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	December 31, 2017		January 1, 2018
	As reported	Adjustments	As adjusted
Assets:
Accounts receivable, net of allowances	$852.0	$(1.9)	$850.1
Prepaid expenses and other current assets	299.9	31.5	331.4
Other long-term assets	415.5	(21.1)	394.4
Total assets	$9,833.8	$8.5	$9,842.3

Liabilities:
Deferred revenue	$1,030.3	$(225.4)	$804.9
Other accrued liabilities	304.3	33.8	338.1
Long-term deferred revenue	509.0	(124.6)	384.4
Total liabilities	$5,152.9	$(316.2)	$4,836.7

Stockholders' Equity:
Accumulated deficit	$(3,355.8)	$324.7	$(3,031.1)

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

•
Software Revenue: Under Topic 605, the Company deferred revenue for software licenses where vendor-specific objective evidence of fair value had not been established for undelivered items (primarily services). Under Topic 606, revenue for software licenses is recognized at the time of delivery unless the ongoing services provide frequent, critical updates to the software, without which the software functionality would be rapidly diminished.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The impact of adoption of Topic 606 on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet was as follows (in millions):

	Three Months Ended September 30, 2018*			Nine Months Ended September 30, 2018*

	As Reported	Without Adoption of Topic 606	Topic 606 Impact	As Reported	Without Adoption of Topic 606	Topic 606 Impact
Net revenues:
Product	$794.7	$771.9	$22.8	$2,330.4	$2,249.7	$80.7
Service	385.1	412.5	(27.4)	1,136.1	1,236.3	(100.2)
Total net revenues	$1,179.8	$1,184.4	$(4.6)	$3,466.5	$3,486.0	$(19.5)

Operating expenses:
Sales and marketing	$224.8	$225.4	$(0.6)	$702.5	$697.6	$4.9
________________________________

*	Except as disclosed, the adoption of Topic 606 did not have a material impact on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

	As of September 30, 2018
	As reported	Without Adoption of Topic 606	Topic 606 Impact
Assets:
Accounts receivable, net of allowances	$648.3	$635.3	$13.0
Prepaid expenses and other current assets	253.4	232.6	20.8
Other long-term assets	373.7	371.8	1.9
Total assets	$9,100.3	$9,064.6	$35.7

Liabilities:
Deferred revenue	$814.1	$1,044.7	$(230.6)
Other accrued liabilities	214.8	161.2	53.6
Long-term deferred revenue	351.2	445.5	(94.3)
Total liabilities	$4,449.4	$4,720.7	$(271.3)

Stockholders' Equity:
Accumulated deficit	$(3,023.0)	$(3,330.2)	$307.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recent Accounting Standards Not Yet Adopted

Cloud Computing Arrangement: In August 2018, the FASB issued ASU No. 2018-15 (Subtopic 350-40) Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a service contract. The new standard is to be applied on either a retrospective or prospective basis to all implementation costs incurred after the date of adoption. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13 (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

Derivatives and Hedging: In August 2017, the FASB issued ASU No. 2017-12 (Topic 815) Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities, which expands an entity's ability to hedge financial and nonfinancial risk components and amends how companies assess effectiveness as well as changes the presentation and disclosure requirements. The new standard is to be applied on a modified retrospective basis and presentation and disclosure requirements will be applied on a prospective basis. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU No. 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The ASU will not impact debt securities held at a discount. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, and is to be applied on a modified retrospective basis with early adoption permitted. The adoption of this standard will not have an impact on the Consolidated Financial Statements.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases, and several amendments thereafter, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases under current GAAP. This ASU must be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this standard effective January 1, 2019. The Company is on schedule to complete its evaluation of the impact to the financial statements, disclosures, processes, systems, and controls. The Company currently anticipates a material impact related to the recognition of lease assets and lease liabilities for previously unrecognized leases on its Consolidated Balance Sheets, and does not expect this standard will have a material impact on the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2018 and December 31, 2017 (in millions):

	As of September 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$71.9	$—	$(0.4)	$71.5	$287.1	$—	$(0.6)	$286.5
Certificates of deposit	96.7	—	—	96.7	83.8	—	—	83.8
Commercial paper	334.7	—	—	334.7	217.1	—	—	217.1
Corporate debt securities	450.4	—	(3.7)	446.7	929.6	0.4	(3.0)	927.0
Foreign government debt securities	23.0	—	(0.2)	22.8	62.9	—	(0.2)	62.7
Time deposits	309.3	—	—	309.3	239.2	—	—	239.2
U.S. government agency securities	101.8	—	(0.3)	101.5	143.9	—	(0.7)	143.2
U.S. government securities	731.1	—	(0.8)	730.3	406.8	0.1	(0.9)	406.0
Total fixed income securities	2,118.9	—	(5.4)	2,113.5	2,370.4	0.5	(5.4)	2,365.5
Privately-held debt and redeemable preferred stock securities	16.6	37.4	—	54.0	15.9	37.4	—	53.3
Total available-for-sale debt securities	$2,135.5	$37.4	$(5.4)	$2,167.5	$2,386.3	$37.9	$(5.4)	$2,418.8

Reported as:
Cash equivalents	$967.2	$—	$—	$967.2	$351.0	$—	$—	$351.0
Short-term investments	889.5	—	(2.2)	887.3	1,027.2	0.1	(1.2)	1,026.1
Long-term investments	262.2	—	(3.2)	259.0	992.2	0.4	(4.2)	988.4
Other long-term assets	16.6	37.4	—	54.0	15.9	37.4	—	53.3
Total	$2,135.5	$37.4	$(5.4)	$2,167.5	$2,386.3	$37.9	$(5.4)	$2,418.8

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,856.7	$1,854.5
Due between one and five years	262.2	259.0
Total	$2,118.9	$2,113.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017 (in millions):

	As of September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$16.9	$(0.1)	$46.5	$(0.3)	$63.4	$(0.4)
Commercial paper	0.8	—	—	—	0.8	—
Corporate debt securities	279.0	(2.3)	136.9	(1.4)	415.9	(3.7)
Foreign government debt securities	8.0	—	13.4	(0.2)	21.4	(0.2)
U.S. government agency securities	67.8	(0.1)	33.6	(0.2)	101.4	(0.3)
U.S. government securities	616.9	(0.3)	62.4	(0.5)	679.3	(0.8)
Total fixed income securities	$989.4	$(2.8)	$292.8	$(2.6)	$1,282.2	$(5.4)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$215.2	$(0.4)	$38.4	$(0.2)	$253.6	$(0.6)
Corporate debt securities	646.7	(2.1)	108.6	(0.9)	755.3	(3.0)
Foreign government debt securities	47.3	(0.2)	6.6	—	53.9	(0.2)
U.S. government agency securities	68.3	(0.2)	67.9	(0.5)	136.2	(0.7)
U.S. government securities	260.8	(0.7)	51.8	(0.2)	312.6	(0.9)
Total fixed income securities	$1,238.3	$(3.6)	$273.3	$(1.8)	$1,511.6	$(5.4)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2018, the Company had 539 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2018 and September 30, 2017.

During the three and nine months ended September 30, 2018 and September 30, 2017, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2018 and December 31, 2017 (in millions):

	As of
	September 30, 2018	December 31, 2017
Equity investments with readily determinable fair value
Money market funds(1)	$1,126.2	$969.8
Mutual funds(2)	28.0	27.6
Equity investments without readily determinable fair value(3)	32.6	29.7
Total equity securities	$1,186.8	$1,027.1

Reported as:
Cash equivalents	$1,114.6	$928.0
Prepaid expenses and other current assets	11.5	36.3
Other long-term assets	60.7	62.8
Total	$1,186.8	$1,027.1
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

For the three and nine months ended September 30, 2018 and September 30, 2017, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily between 2014 and 2017; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the NQDC plan for senior-level employees. Restricted investments are now designated as equity investments as described in Note 2, Summary of Significant Accounting Policies. As of September 30, 2018, the carrying value of restricted cash and investments was $60.7 million, of which $26.6 million was included in prepaid expenses and other current assets and $34.1 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (in millions):

	As of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$2,501.7	$2,006.5
Restricted cash included in Prepaid expenses and other current assets	15.1	49.6
Restricted cash included in Other long-term assets	6.0	3.0
Total cash, cash equivalents, and restricted cash	$2,522.8	$2,059.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2018				Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$71.5	$—	$71.5	$—	$286.5	$—	$286.5
Certificates of deposit	—	96.7	—	96.7	—	83.8	—	83.8
Commercial paper	—	334.7	—	334.7	—	217.1	—	217.1
Corporate debt securities	—	446.7	—	446.7	—	927.0	—	927.0
Foreign government debt securities	—	22.8	—	22.8	—	62.7	—	62.7
Time deposits	—	309.3	—	309.3	—	239.2	—	239.2
U.S. government agency securities	—	101.5	—	101.5	—	143.2	—	143.2
U.S. government securities	313.5	416.8	—	730.3	322.4	83.6	—	406.0
Privately-held debt and redeemable preferred stock securities	—	—	54.0	54.0	—	—	53.3	53.3
Total available-for-sale debt securities	313.5	1,800.0	54.0	2,167.5	322.4	2,043.1	53.3	2,418.8
Equity securities:
Money market funds(1)	1,126.2	—	—	1,126.2	969.8	—	—	969.8
Mutual funds(2)	28.0	—	—	28.0	27.6	—	—	27.6
Total equity securities	1,154.2	—	—	1,154.2	997.4	—	—	997.4
Derivative assets:
Foreign exchange contracts	—	3.6	—	3.6	—	9.2	—	9.2
Total assets measured at fair value	$1,467.7	$1,803.6	$54.0	$3,325.3	$1,319.8	$2,052.3	$53.3	$3,425.4
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(9.6)	$—	$(9.6)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(9.6)	$—	$(9.6)	$—	$(1.8)	$—	$(1.8)

Total assets, reported as:
Cash equivalents	$1,176.2	$905.6	$—	$2,081.8	$928.1	$350.9	$—	$1,279.0
Short-term investments	229.4	657.9	—	887.3	247.5	778.6	—	1,026.1
Long-term investments	22.5	236.5	—	259.0	74.8	913.6	—	988.4
Prepaid expenses and other current assets	11.5	3.6	—	15.1	36.3	9.2	—	45.5
Other long-term assets	28.1	—	54.0	82.1	33.1	—	53.3	86.4
Total assets measured at fair value	$1,467.7	$1,803.6	$54.0	$3,325.3	$1,319.8	$2,052.3	$53.3	$3,425.4

Total liabilities, reported as:
Other accrued liabilities	$—	$(9.6)	$—	$(9.6)	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(9.6)	$—	$(9.6)	$—	$(1.8)	$—	$(1.8)
________________________________

(1)
Balance includes $11.6 million and $16.8 million in restricted investments measured at fair value, related to the Company's acquisition-related escrows as of September 30, 2018 and December 31, 2017, respectively. The December 31, 2017 balance also includes $25.0 million related to the Company's Directors and Officers indemnification trust, which was subsequently terminated.

(2)	Balance relates to restricted investments measured at fair value related to the Company's NQDC plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2018, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and nine months ended September 30, 2018, there were no significant activities related to privately-held debt and redeemable preferred stocks securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three and nine months ended September 30, 2018.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three and nine months ended September 30, 2018, there were no impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of September 30, 2018 and December 31, 2017, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company's short-term and long-term debt in the Condensed Consolidated Balance Sheets was $2,168.4 million and $2,252.9 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse (the “Pulse Note”), along with the accumulated interest paid in kind, of $64.6 million and $61.2 million approximates its fair value as of September 30, 2018 and December 31, 2017, respectively. The Pulse Note is classified as a Level 3 asset due to the lack of observable inputs to determine fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2018	December 31, 2017
Cash flow hedges	$609.5	$521.1
Non-designated derivatives	141.4	108.3
Total	$750.9	$629.4

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of September 30, 2018, an estimated $5.8 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized loss of $6.1 million and $8.6 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and nine months ended September 30, 2018, respectively; and an unrealized gain of $6.8 million and $17.6 million for the comparable periods in fiscal 2017, respectively. The Company reclassified a loss of $3.1 million and a gain of $5.8 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2018, respectively. The amounts reclassified out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations were not material during the three and nine months ended September 30, 2017.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2018 and September 30, 2017.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to three months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and nine months ended September 30, 2018 and September 30, 2017.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2018	December 31, 2017
Production and service materials	$56.3	$71.2
Finished goods	19.3	26.6
Inventory	$75.6	$97.8

Reported as:
Prepaid expenses and other current assets	$74.1	$93.8
Other long-term assets	1.5	4.0
Total	$75.6	$97.8

Warranties

Changes during the nine months ended September 30, 2018 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2017	$27.4
Provisions made during the period	22.0
Actual costs incurred during the period	(23.0)
Balance as of September 30, 2018	$26.4

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2018	December 31, 2017
Deferred product revenue:
Undelivered product commitments and other product deferrals	$144.5	$312.6
Distributor inventory and other sell-through items	—	68.1
Deferred gross product revenue	144.5	380.7
Deferred cost of product revenue	(10.9)	(46.5)
Deferred product revenue, net	133.6	334.2
Deferred service revenue	1,031.7	1,205.1
Total	$1,165.3	$1,539.3
Reported as:
Current	$814.1	$1,030.3
Long-term	351.2	509.0
Total	$1,165.3	$1,539.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 10, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $21.1 million and $77.6 million included in deferred revenue at January 1, 2018 was recognized during the three and nine months ended September 30, 2018, respectively. Service revenue of $150.0 million and $581.3 million included in deferred revenue at January 1, 2018 was recognized during the three and nine months ended September 30, 2018, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 30, 2018 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$144.5	$119.5	$22.1	$2.9
Service	1,031.7	705.5	292.2	34.0
Total	$1,176.2	$825.0	$314.3	$36.9

Deferred Commissions

Deferred commissions were $26.9 million as of September 30, 2018. For the three and nine months ended September 30, 2018, amortization expense for the deferred commissions was $31.2 million and $109.4 million, respectively. There were no impairment charges recognized during the three and nine months ended September 30, 2018.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$18.9	$14.7	$49.8	$37.1
Interest expense	(25.8)	(25.3)	(77.7)	(75.6)
(Loss) gain on investments, net	(1.9)	4.7	(1.8)	6.7
Other	0.7	0.8	(1.4)	(2.0)
Other expense, net	$(8.1)	$(5.1)	$(31.1)	$(33.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Restructuring Charges

2018 Restructuring Plan

During the third quarter of 2018, the Company initiated a restructuring plan (the "2018 Restructuring Plan") to realign its workforce as a result of organizational and leadership changes.

In connection with the 2018 Restructuring Plan, the Company recorded $4.9 million of severance costs to restructuring charges in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2018. Subsequent to September 30, 2018, the Company amended the 2018 Restructuring Plan to further implement certain organizational changes resulting in a realignment of its workforce. As a result, the Company expects to record severance charges of approximately $5.0 million related to headcount reductions in the fourth quarter of 2018 and the Company does not anticipate future charges under the 2018 Restructuring Plan.

2017 Restructuring Plan

During 2017, the Company initiated a restructuring plan (the “2017 Restructuring Plan”) to realign its workforce and increase operational efficiencies. The 2017 Restructuring Plan consisted of severance and contract termination costs that were recorded to restructuring charges in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, the Company recorded insignificant favorable adjustments for changes in previous estimates. The 2017 Restructuring Plan is substantially complete.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2018 and 2017 restructuring plans (in millions):

	December 31, 2017	Charges/ (Benefits)	Cash Payments	Other	September 30, 2018
Severance	$17.7	$3.3	$(19.3)	$0.1	$1.8
Contract terminations and other	2.3	(1.0)	(1.3)	—	—
Total	$20.0	$2.3	$(20.6)	$0.1	$1.8

The Company expects to pay the remaining restructuring liabilities by the end of the first quarter of 2019, at which time the Company would consider the 2018 Restructuring Plan to be substantially complete.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Equity

Cash Dividends on Shares of Common Stock

The following table summarizes the Company’s cash dividends declared per common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash dividends declared per common stock	$0.18	$0.10	$0.54	$0.30

The Company paid cash dividends of $0.18 and $0.10 per share each quarter, totaling $187.0 million and $113.5 million, during the nine months ended September 30, 2018 and September 30, 2017, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper Networks or an authorized committee thereof. See Note 14, Subsequent Event, for discussion of the Company's dividend declaration subsequent to September 30, 2018.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"), including $750.0 million to be used pursuant to an accelerated share repurchase program. The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014 ("2014 Stock Repurchase Program").

As part of the 2018 Stock Repurchase Program, in February 2018, the Company entered into an accelerated share repurchase program (the "ASR") with two financial institutions to repurchase $750.0 million of the Company's common stock. During the three months ended March 31, 2018, the Company made an up-front payment of $750.0 million pursuant to the ASR and received an initial 23.3 million shares of the Company's common stock, based on the market value of the Company's common stock on the date of the transaction. During the three months ended September 30, 2018, the ASR was completed and an additional 6.0 million shares were received from the financial institutions for a total repurchase of 29.3 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share. The shares received with respect to the ASR were retired and accounted for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets.

The following table summarizes the Company's stock repurchases and retirements under its stock repurchase programs (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (1)	2017 (2)	2018 (1)	2017 (2)
Shares repurchased	6.0	5.0	29.3	13.5
Average price per share	$25.62	$28.16	$25.62	$28.85
Amount repurchased	$—	$140.0	$750.0	$390.0
________________________________
(1) Shares repurchased under the 2018 Stock Repurchase Program. $750.0 million represents the full amount of the ASR for which 23.3 million shares were received initially during the first quarter of 2018, and an additional 6.0 million shares were received at final settlement during the third quarter of 2018.
(2) Shares repurchased under the 2014 Stock Repurchase Program.

As of September 30, 2018, there were $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the nine months ended September 30, 2018 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2017	$19.0	$6.0	$(30.4)	$(5.4)
Other comprehensive loss before reclassifications	(0.6)	(5.9)	(13.7)	(20.2)
Amount reclassified from accumulated other comprehensive loss	0.9	(5.5)	—	(4.6)
Other comprehensive income (loss), net	0.3	(11.4)	(13.7)	(24.8)
Reclassification of tax effects upon adoption of ASU 2018-02	5.0	0.7	—	5.7
Balance as of September 30, 2018	$24.3	$(4.7)	$(44.1)	$(24.5)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2018 for realized gains/losses on available-for-sale debt securities were included in other expense, net, in the Condensed Consolidated Statements of Operations and were not material.

(2)
The reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2018 for realized gains/losses on cash flow hedges were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations and were not material individually.

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

As of September 30, 2018, 23.3 million and 8.7 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2018 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	0.9	$34.41
Exercised	(0.1)	4.20
Expired/Canceled	(0.7)	40.34
Balance as of September 30, 2018	0.1	$19.80	1.9	$1.2

As of September 30, 2018:
Vested and expected-to-vest options	0.1	$19.80	1.9	$1.2
Exercisable options	0.1	$22.24	1.0	$0.8

Restricted Stock Unit and Performance Share Award Activities

The Company’s RSU and PSA activity and related information as of and for the nine months ended September 30, 2018 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	19.5	$25.39
RSUs granted (1)(3)	6.5	25.36
PSAs granted (2)(3)	0.7	24.43
RSUs vested	(5.4)	25.43
PSAs vested	(1.1)	24.14
RSUs canceled	(1.5)	26.34
PSAs canceled	(0.7)	24.39
Balance as of September 30, 2018	18.0	$25.37	1.1	$538.8
________________________________

(1)
Includes service-based and market-based RSUs. The number of shares subject to market-based condition represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to market-based condition that would be issued if market criteria determined by the Compensation Committee of the Board are achieved at target is 0.1 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is zero to 0.3 million shares.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee of the Board are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is zero to 0.7 million shares.

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the nine months ended September 30, 2018, the Company declared a quarterly cash dividend of $0.18 per share of common stock on January 30, 2018, May 2, 2018, and July 26, 2018.

(4)
2.0 million shares of PSAs were modified during the nine months ended September 30, 2018, which relate primarily to PSAs assumed by the Company in connection with acquisitions consummated in 2016. These awards are contingent upon the achievement of certain performance milestones. Compensation cost resulting from the modifications totaled $6.3 million to be recognized over the remaining terms of the modified awards.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares purchased	1.2	1.2	2.5	2.7
Average exercise price per share	$22.39	$22.79	$22.31	$20.83

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, restricted stock awards ("RSAs"), PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues - Product	$1.5	$1.5	$5.1	$3.8
Cost of revenues - Service	4.5	3.9	14.2	13.5
Research and development	28.1	18.5	101.8	67.4
Sales and marketing	12.9	13.7	40.4	45.3
General and administrative	6.2	7.4	18.7	21.1
Total	$53.2	$45.0	$180.2	$151.1

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$0.1	$0.2	$0.3	$0.5
RSUs, RSAs, and PSAs	48.2	41.0	165.8	138.9
ESPP	4.9	3.8	14.1	11.7
Total	$53.2	$45.0	$180.2	$151.1
As of September 30, 2018, the total unrecognized compensation cost related to unvested share-based awards was $320.2 million to be recognized over a weighted-average period of 1.6 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Routing	$496.4	$585.8	$1,395.1	$1,679.9
Switching	221.1	212.6	705.9	730.2
Security	77.2	71.3	229.4	205.7
Total product	794.7	869.7	2,330.4	2,615.8

Total service	385.1	388.1	1,136.1	1,171.9
Total	$1,179.8	$1,257.8	$3,466.5	$3,787.7

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cloud	$250.0	$344.9	$798.1	$1,056.1
Service Provider	543.6	576.9	1,546.8	1,707.8
Enterprise	386.2	336.0	1,121.6	1,023.8
Total	$1,179.8	$1,257.8	$3,466.5	$3,787.7

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas:
United States	$597.1	$668.8	$1,754.2	$2,076.0
Other	46.0	60.4	152.2	165.6
Total Americas	643.1	729.2	1,906.4	2,241.6
Europe, Middle East, and Africa	329.9	298.6	946.8	871.3
Asia Pacific	206.8	230.0	613.3	674.8
Total	$1,179.8	$1,257.8	$3,466.5	$3,787.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$152.0	$225.8	$344.3	$611.6
Income tax (benefit) provision	$(71.8)	$60.1	$(30.4)	$157.3
Effective tax (benefit) rate	(47.2)%	26.6%	(8.8)%	25.7%

The Company's effective tax rate during the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21%, primarily due to the recognition of certain previously unrecognized tax benefits of $67.6 million, which includes interest of $8.4 million, a reduction of expected tax liabilities of $33.2 million, federal research and development credits and a favorable change in the forecasted geographic mix of earnings. The recognition of $67.6 million in previously unrecognized tax benefits is due to a lapse in the federal statute of limitations relative to fiscal years 2010 through 2014. The reduction of expected tax liabilities of $33.2 million is a result of filing a change in accounting method for the tax recognition of deferred product revenue in the U.S. to better align with the financial statement recognition of such revenue.

The Tax Act enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. While the Company believes it has largely completed its analysis and related impacts of the Tax Act, the Company expects further guidance from revenue and taxation authorities in the fourth quarter of 2018, particularly from state authorities, which may impact the tax effects. As a result, the Company may make adjustments to the provisional amounts which may materially impact its provision for income taxes from continuing operations in the period in which the adjustments are made. The Company will complete the accounting for the tax effects of the Tax Act in the fourth quarter of 2018.

The Tax Act also includes provisions to tax Global Intangible Low-Taxed Income (“GILTI”) of foreign subsidiaries in excess of a deemed return on their tangible assets. The Company anticipates further guidance in the form of tax regulations to be issued by the U.S. Treasury in the fourth quarter of 2018, regarding the utilization of foreign tax credits relative to GILTI. Due to the complexities of the new provisions and the anticipated regulations referenced above, the Company is continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Pursuant to the Tax Act, corporations are allowed to make an accounting policy election to either (i) account for GILTI as a component of income tax expense in the period in which the corporation is subject to the rules (the “period cost method”), or (ii) account for GILTI in the corporation's measurement of deferred taxes (the “deferred method”). The Company has not currently elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. Therefore, the Company has not recorded any potential deferred tax effects related to GILTI in its financial statements and has not yet made an accounting policy election regarding whether to record deferred taxes on GILTI or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its annual effective tax rate for 2018. The Company expects to complete the accounting during the measurement period.

As of September 30, 2018, the total amount of gross unrecognized tax benefits was $205.0 million, of which $183.3 million, if recognized, would affect the effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease up to $7.9 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$223.8	$165.7	$374.7	$454.3
Denominator:
Weighted-average shares used to compute basic net income per share	346.2	378.3	350.1	380.0
Dilutive effect of employee stock awards	4.3	4.4	5.1	6.5
Weighted-average shares used to compute diluted net income per share	350.5	382.7	355.2	386.5
Net income per share
Basic	$0.65	$0.44	$1.07	$1.20
Diluted	$0.64	$0.43	$1.05	$1.18

Anti-dilutive shares	4.2	1.0	5.0	1.2

Note 13. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $610.9 million as of September 30, 2018.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2018, the Company had accrued $23.6 million based on its estimate of such charges.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third party products, infringe the intellectual property rights of a third-party. As of September 30, 2018 and December 31, 2017, the Company recorded $12.0 million and $20.4 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Legal Proceedings

Investigations

The Company previously disclosed that it has been the subject of investigations by the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") into possible violations by the Company of the U.S. Foreign Corrupt Practices Act ("FCPA"). In cooperation with these investigations, the Company and the Audit Committee of the Board of Directors, with the assistance of outside counsel and other independent advisors, conducted a thorough internal investigation. As a result of its internal investigation, the Company made significant improvements in its internal controls and carried out a number of disciplinary actions. In the fourth quarter of 2017, the DOJ notified the Company that the DOJ has closed its investigation related to these matters without taking any action against the Company. The Company is continuing to fully cooperate with the SEC’s ongoing investigation, and based on the Company’s recent communications with the Staff of the SEC, the Company believes that it is likely that the Staff of the SEC will seek to bring an enforcement action against the Company. The Company believes it is probable that it could incur a loss and has established an estimated legal reserve of $12.0 million related to the ongoing SEC investigation; however, as discussions are continuing, there can be no assurance as to the timing or the terms of any final resolution of this matter.

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

Note 14. Subsequent Event

Dividend Declaration

On October 23, 2018, the Company announced that it had declared a cash dividend of $0.18 per share of common stock payable on December 26, 2018 to stockholders of record as of the close of business on December 5, 2018.

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

Effective the first quarter of 2018, we revised the naming convention of our key customer verticals as follows:

•	Telecom/Cable is now referred to as ‘Service Provider’

•	Strategic Enterprise is now referred to as ‘Enterprise’

•	Cloud remains unchanged

Types of customers included in the key verticals remain unchanged.

We are focused on and continue to see significant opportunities from the implementation of cloud architectures, such as large public and private data centers, as well as distributed cloud infrastructure, which resides in multiple, distributed data centers in order to place applications or services closer to end users, such as enabling security and "network-as-a-service."

We believe the network needs for our customers in our Service Provider, Cloud, and Enterprise verticals are converging, as these customers recognize the need for high performance networks and leveraging the cloud for improved agility and greater levels of operating efficiency.

As these customers continue to grow, we believe their network architectures will continue to evolve. We believe our understanding of high performance networking technology and our strategy position us to capitalize on the industry transition to more automated, cost-efficient, scalable networks.

We believe that certain large Cloud customers are transitioning their wide area networks from a scale-up to a scale-out architecture as they continue to add capacity. This has resulted in, and we expect this may continue to result in, a transition of these customers from purchasing our MX product family to our PTX product family. In addition, the slow pace of deployments at certain large Cloud customers has led to a near-term slowdown in our net revenues.

Despite these ongoing architectural shifts and deployment delays, we remain confident in our competitive position and strong relationships with these strategic customers. Our overall strategy with our Cloud customers has not changed and we continue to execute against our innovation roadmap, which includes our plan to continue to grow our relevance and our business in the Cloud vertical.

Innovations

During the third quarter of 2018, we continued to execute on our product strategy. We announced innovations across our PTX, QFX, and MX series of products. We believe the new technology will help Service Provider, Cloud, and Enterprise customers recalibrate network economics as they transition to 400G to lower cost-per-bit while keeping up with increasing bandwidth demands from next generation mobile network build-outs, or 5G, augmented and virtual reality, cloud, and 4K video production and distribution. We also upgraded our services processing card (SPC3 Advanced Security Acceleration card) that can improve performance by as much as eleven times to our SRX5000 line of Services Gateways across a variety of key performance metrics, helping Service Providers, Cloud providers, and Enterprises meet the demands of multicloud; Internet of Things, or IoT; 5G; and the enterprise edge, while continuing to provide customers investment protection with their SPC2 installed base. We also announced Contrail Edge Cloud that allows Service Providers to cost effectively deploy new services to the space and power-constrained network edge. It virtualizes compute, storage, and networking resources efficiently and economically in lightweight edge environments such as central offices, base stations, hubs, and switching sites. Moreover, we recently introduced our software-based Contrail Enterprise Multicloud solution, which began shipping in third quarter of 2018. We are seeing strong customer adoption as our Enterprise customers migrate to multicloud solutions for end-to-end policy, control, and visibility.

Partnerships

In the third quarter of 2018, we also announced new and expanding partnerships with companies like Nutanix and Ericsson, which we expect will help strengthen our ability to capitalize on multicloud and 5G initiatives and drive our competitive advantage in the marketplace.

Tariffs

The United States, or U.S., government imposed a 10% tariff effective September 24, 2018, on certain goods imported from China, which affects certain products that we import. The tariff rate is scheduled to increase to 25% on January 1, 2019. At this time, the imposition of the 10% tariff is not expected to have a material direct impact on our fourth quarter 2018 financial results due to (1) only certain products that we import are subject to tariffs and (2) we intend to attempt to mitigate the impact of any cost increases by passing along such increases to our partners and customers. The currently scheduled rate increase to 25% in 2019 could have a significant impact to our gross margins in the event we are unable to meaningfully mitigate the impact of the higher tariffs. For more information on the risk factors affecting our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Financial Results and Key Performance Metrics Overview

On January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (Topic 606) - Revenue from Contracts with Customers, which we refer to as Topic 606. The standard provides guidance for revenue recognition that superseded the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, which we refer to as Topic 605, and most industry specific guidance. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion on the adoption of Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605.

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenues	$1,179.8	$1,257.8	$(78.0)	(6)%	$3,466.5	$3,787.7	$(321.2)	(8)%
Gross margin	$711.0	$772.4	$(61.4)	(8)%	$2,030.3	$2,320.9	$(290.6)	(13)%
Percentage of net revenues	60.3%	61.4%			58.6%	61.3%
Operating income	$160.1	$230.9	$(70.8)	(31)%	$375.4	$645.4	$(270.0)	(42)%
Percentage of net revenues	13.6%	18.4%			10.8%	17.0%
Net income	$223.8	$165.7	$58.1	35%	$374.7	$454.3	$(79.6)	(18)%
Percentage of net revenues	19.0%	13.2%			10.8%	12.0%
Net income per share:
Basic	$0.65	$0.44	$0.21	48%	$1.07	$1.20	$(0.13)	(11)%
Diluted	$0.64	$0.43	$0.21	49%	$1.05	$1.18	$(0.13)	(11)%
Cash dividends declared per common stock	$0.18	$0.10	$0.08	80%	$0.54	$0.30	$0.24	80%

Operating cash flows					$648.7	$1,046.7	$(398.0)	(38)%
Stock repurchase plan activity	$—	$140.0	$(140.0)	(100)%	$750.0	$390.0	$360.0	92%
DSO	49	52	(3)	(6)%

					September 30, 2018	December 31, 2017	$ Change	% Change
Deferred revenue					$1,165.3	$1,539.3	$(374.0)	(24)%
Product deferred revenue					$133.6	$334.2	$(200.6)	(60)%
Service deferred revenue					$1,031.7	$1,205.1	$(173.4)	(14)%

•
Net Revenues: Net revenues decreased during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to lower routing revenues in Cloud reflecting the networking architectural shifts for certain large Cloud customers and a slower than expected pace of deployments. This was partially offset by an increase in Enterprise revenues driven by demand for our new MX solutions. Of our top ten customers for the third quarter of 2018, five were Cloud, four were Service Provider, and one was in Enterprise. Of these customers, two were located outside of the U.S. Net revenues decreased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower routing revenues from our Cloud vertical in the Americas, resulting from the networking architectural shifts and slower than expected pace of deployments. Excluding the impact of Topic 606, our service net revenues would have increased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to strong renewal and attach rates of support contracts.

For the three and nine months ended September 30, 2018, the adoption of Topic 606 resulted in a decrease in revenue recognition of $4.6 million and $19.5 million, respectively, due to lower service revenues, partly offset by higher product revenues. Product revenues during the three and nine months ended September 30, 2018 were higher by $22.8 million and $80.7 million, respectively, under Topic 606, compared to Topic 605, primarily due to the impact of revenue allocation between products and services, timing of revenue recognition from sales to distributors, and variable consideration. The product revenues increase from Topic 606 was allocated among all product categories. Service revenues during the three and nine months ended September 30, 2018 were lower by $27.4 million and $100.2 million, respectively, under Topic 606, compared to Topic 605, primarily due to the impact of revenue allocation between products and services, and due to certain contractual clauses. We believe the adoption of Topic 606 will continue to impact the allocation of revenues between product and service.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to lower net revenues and product mix.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the drivers described in the gross margin discussion above, partially offset by a net decrease in our operating expenses during the nine months ended September 30, 2018, compared to the same period in 2017, as a result of lower restructuring charges.

•
Operating Cash Flows: Net cash provided by operations decreased during the nine months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first nine months of 2017 related to service renewals invoiced during the fourth quarter of 2016, and an increase in cash paid during 2018 for income taxes, primarily due to the first of eight annual transition tax payments related to the U.S. Tax Cuts and Jobs Act, or the Tax Act. These decreases in cash flows were partially offset by a decline in cash paid for personnel-related costs, principally as a result of a reduction in headcount and lower incentive compensation.

•
Capital Return: Pursuant to our $750.0 million accelerated share repurchase program, or ASR, we made an upfront payment of $750.0 million and received and retired 23.3 million shares of our common stock during the first quarter of 2018. During the third quarter of 2018, the ASR was completed, and we received and retired an additional 6.0 million shares for a total repurchase of 29.3 million shares. During the three and nine months ended September 30, 2018, we also paid a quarterly cash dividend of $0.18 per share, for an aggregate amount of $62.1 million and $187.0 million, respectively.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the third quarter of 2018 decreased, compared to the same period in 2017, primarily due to lower overall invoicing volume and lower revenues.

•
Deferred Revenue: Total deferred revenue decreased as of September 30, 2018, compared to December 31, 2017, due to the impact of adoption of Topic 606. See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Report, for further discussion.

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

During the nine months ended September 30, 2018, except for the change in accounting estimates related to the adoption of Topic 606 described below and changes in certain accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Revenue Recognition: We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together and how the price should be allocated among the performance obligations and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for a full description of the recently adopted accounting standards and recent accounting standards not yet adopted, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Routing	$496.4	$585.8	$(89.4)	(15)%	$1,395.1	$1,679.9	$(284.8)	(17)%
Switching	221.1	212.6	8.5	4%	705.9	730.2	(24.3)	(3)%
Security	77.2	71.3	5.9	8%	229.4	205.7	23.7	12%
Total Product	794.7	869.7	(75.0)	(9)%	2,330.4	2,615.8	(285.4)	(11)%
Percentage of net revenues	67.4%	69.1%			67.2%	69.1%
Total Service	385.1	388.1	(3.0)	(1)%	1,136.1	1,171.9	(35.8)	(3)%
Percentage of net revenues	32.6%	30.9%			32.8%	30.9%
Total net revenues	$1,179.8	$1,257.8	$(78.0)	(6)%	$3,466.5	$3,787.7	$(321.2)	(8)%

Cloud	$250.0	$344.9	$(94.9)	(28)%	$798.1	$1,056.1	$(258.0)	(24)%
Percentage of net revenues	21.2%	27.4%			23.0%	27.9%
Service Provider	543.6	576.9	(33.3)	(6)%	1,546.8	1,707.8	(161.0)	(9)%
Percentage of net revenues	46.1%	45.9%			44.6%	45.1%
Enterprise	386.2	336.0	50.2	15%	1,121.6	1,023.8	97.8	10%
Percentage of net revenues	32.7%	26.7%			32.4%	27.0%
Total net revenues	$1,179.8	$1,257.8	$(78.0)	(6)%	$3,466.5	$3,787.7	$(321.2)	(8)%

Americas:
United States	$597.1	$668.8	$(71.7)	(11)%	$1,754.2	$2,076.0	$(321.8)	(16)%
Other	46.0	60.4	(14.4)	(24)%	152.2	165.6	(13.4)	(8)%
Total Americas	643.1	729.2	(86.1)	(12)%	1,906.4	2,241.6	(335.2)	(15)%
Percentage of net revenues	54.5%	58.0%			55.0%	59.2%
EMEA	329.9	298.6	31.3	10%	946.8	871.3	75.5	9%
Percentage of net revenues	28.0%	23.7%			27.3%	23.0%
APAC	206.8	230.0	(23.2)	(10)%	613.3	674.8	(61.5)	(9)%
Percentage of net revenues	17.5%	18.3%			17.7%	17.8%
Total net revenues	$1,179.8	$1,257.8	$(78.0)	(6)%	$3,466.5	$3,787.7	$(321.2)	(8)%

Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

Product net revenues decreased during the three months ended September 30, 2018, compared to the same period in 2017, due to a decrease in revenues from our routing products, partially offset by higher revenues from switching, driven by the impact of the adoption of Topic 606, and growth in security.

The year-over-year decrease in routing revenues was primarily due to our Cloud vertical in the Americas, and to a lesser extent, Service Provider in APAC. The decline was partially offset by strength in Enterprise in the Americas and EMEA, and to a lesser extent, the impact of the adoption of Topic 606. The decline in revenues from Cloud reflects the networking architectural shifts for certain large Cloud customers and a slower than expected pace of deployments. We remain confident in our competitive position with our strategic Cloud customers; however, the pace of deployments is difficult to predict. Enterprise benefited from a diverse base of customers and the increase in revenues was driven by demand for new solutions such as the MX 204 and MX 10003, which are contributing to our growth in new market segments. Revenues from our PTX and MX series of products declined year-over-year. For PTX, the decline was primarily due to the pace of deployments for certain large Cloud customers. We believe PTX sales will increase as incremental capacity requirements eventually drive improved demand; however, we are unable to predict the exact timing.

The increase in switching revenues during the three months ended September 30, 2018, compared to the same period in 2017, was driven by the impact of Topic 606. Revenues from our EX series of products increased year-over-year. Revenues from our QFX series of products declined year-over-year and remain under pressure due to the timing of certain large scale Cloud deployments.

Security net revenues increased year-over-year across all verticals as customers transitioned to our newer product offerings.

Service net revenues decreased during the three months ended September 30, 2018, compared to the same period in 2017, due to the impact of Topic 606. Excluding the impact of Topic 606, our service net revenues would have increased year-over-year, primarily due to strong renewal and attach rates of support contracts. As a result of Topic 606, we expect that our service net revenues will see a decrease for the full year 2018 compared to 2017.

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Product net revenues decreased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to Cloud and Service Provider, impacting routing and switching in the Americas. The decrease in product revenues was partially offset by the impact of Topic 606 and growth in security.

The decrease in routing and switching revenues in the Americas was due to the networking architectural shifts for certain large Cloud customers and slower than expected pace of deployments, resulting in lower revenues from our MX, PTX, and QFX product families. This was partially offset by higher revenues in EMEA, as well as strong growth in Enterprise.

We experienced growth in revenues from our security business during the nine months ended September 30, 2018, compared to the same period in 2017, across all verticals as customers transitioned to our newer product offerings. We expect that our security business will see year-over-year growth for the full year 2018.

Service net revenues decreased during the nine months ended September 30, 2018, compared to the same period in 2017, due to the impact of Topic 606. Excluding the impact of Topic 606, our service net revenues would have increased year-over-year, driven primarily by strong renewal and attach rates of support contracts.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product gross margin	$482.2	$533.7	$(51.5)	(10)%	$1,374.9	$1,589.4	$(214.5)	(13)%
Percentage of product revenues	60.7%	61.4%			59.0%	60.8%
Service gross margin	228.8	238.7	(9.9)	(4)%	655.4	731.5	(76.1)	(10)%
Percentage of service revenues	59.4%	61.5%			57.7%	62.4%
Total gross margin	$711.0	$772.4	$(61.4)	(8)%	$2,030.3	$2,320.9	$(290.6)	(13)%
Percentage of net revenues	60.3%	61.4%			58.6%	61.3%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, and the mix of distribution channels through which our products and services are sold. Additionally, our gross margins for the fourth quarter 2018 could be slightly impacted by the recently imposed China tariffs. While we plan to continue our efforts to attempt to mitigate the impact of tariffs, the currently scheduled rate increase to 25% in 2019 could have a significant impact to our gross margins in the event we are unable to meaningfully mitigate the impact of the tariffs.

Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to product mix, partially offset by the impact of Topic 606. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales; however, there can be no guarantee that these efforts will be successful or that they will be realized in the time frame we anticipate.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to lower revenues from the impact of Topic 606 and higher professional services costs to support our software deployments.

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Product gross margin

Product gross margin as a percentage of product revenues decreased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to product mix, partially offset by the impact of Topic 606.

Service gross margin

Service gross margin as a percentage of service net revenues decreased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower revenues from the impact of Topic 606, increased professional services costs to support our software deployments, and higher service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$253.8	$236.4	$17.4	7%	$772.0	$752.8	$19.2	3%
Percentage of net revenues	21.5%	18.8%			22.3%	19.9%
Sales and marketing	224.8	232.5	(7.7)	(3)%	702.5	716.6	(14.1)	(2)%
Percentage of net revenues	19.0%	18.5%			20.2%	18.9%
General and administrative	67.9	70.6	(2.7)	(4)%	178.1	176.7	1.4	1%
Percentage of net revenues	5.8%	5.6%			5.1%	4.6%
Restructuring charges	4.4	2.0	2.4	120%	2.3	29.4	(27.1)	(92)%
Percentage of net revenues	0.4%	0.2%			0.1%	0.8%
Total operating expenses	$550.9	$541.5	$9.4	2%	$1,654.9	$1,675.5	$(20.6)	(1)%
Percentage of net revenues	46.7%	43.1%			47.7%	44.2%

Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

During the three months ended September 30, 2018, compared to the same period in 2017, total operating expenses increased primarily due to higher personnel-related expenses, driven by an increase in share-based compensation expense, specifically in research and development, or R&D, and higher variable compensation, partially offset by lower salaries and wages driven by a decrease in headcount as a result of restructuring actions.

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, compared to the same period in 2017, total operating expenses decreased primarily due to lower restructuring charges from the 2018 Restructuring Plan initiated during the third quarter of 2018, compared to the 2017 Restructuring Plan. The decrease was also contributed by lower personnel-related expense resulting from a decline in headcount driven by restructuring actions, partially offset by higher share-based compensation expense, specifically in R&D. Marketing-related costs also declined year-over-year, due to a decrease in the number of marketing events held in 2018 compared to 2017. These decreases were partially offset by higher costs to support R&D projects.

Subsequent to September 30, 2018, we amended the 2018 Restructuring Plan to further implement certain organizational changes resulting in a realignment of our workforce. As a result, we expect to record severance charges of approximately $5.0 million related to headcount reductions in the fourth quarter of 2018.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$18.9	$14.7	$4.2	29%	$49.8	$37.1	$12.7	34%
Interest expense	(25.8)	(25.3)	(0.5)	2%	(77.7)	(75.6)	(2.1)	3%
(Loss) gain on investments, net	(1.9)	4.7	(6.6)	(140)%	(1.8)	6.7	(8.5)	(127)%
Other	0.7	0.8	(0.1)	(13)%	(1.4)	(2.0)	0.6	(30)%
Total other expense, net	$(8.1)	$(5.1)	$(3.0)	59%	$(31.1)	$(33.8)	$2.7	(8)%
Percentage of net revenues	(0.7)%	(0.4)%			(0.9)%	(0.9)%

Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

Total other expense, net increased during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to losses on equity investments, partially offset by an increase in interest income related to our fixed income investment portfolio, as a result of higher yields. With higher interest rates, other expense, net is expected to be lower over the next few quarters.

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Total other expense, net decreased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields and a higher average portfolio balance, partially offset by losses on equity investments.

Income Tax (Benefit) Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (benefit) provision	$(71.8)	$60.1	$(131.9)	(219)%	$(30.4)	$157.3	$(187.7)	(119)%
Effective tax (benefit) rate	(47.2)%	26.6%			(8.8)%	25.7%

The effective tax rate during the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21%, primarily due to the recognition of certain previously unrecognized tax benefits of $67.6 million, which includes interest of $8.4 million, a reduction of expected tax liabilities of $33.2 million, federal research and development credits, and a favorable change in the forecasted geographic mix of earnings. The recognition of $67.6 million in previously unrecognized tax benefits is due to a lapse in the federal statute of limitations relative to fiscal years 2010 through 2014. The reduction of expected tax liabilities of $33.2 million is a result of filing a change in accounting method for the tax recognition of deferred product revenue in the U.S. to better align with the financial statement recognition of such revenue.

The Tax Act enacted on December 22, 2017, introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and created a minimum tax on foreign earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. While we believe we have largely completed our analysis and related impacts of the Tax Act, we expect further guidance from revenue and taxation authorities in the fourth quarter of 2018, particularly from state authorities, which may impact the tax effects. As a result, we may make adjustments to the provisional amounts which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We will complete the accounting for the tax effects of the Tax Act in the fourth quarter of 2018.

The Tax Act also includes provisions to tax Global Intangible Low-Taxed Income, or GILTI, of foreign subsidiaries in excess of a deemed return on their tangible assets. We anticipate further guidance in the form of tax regulations to be issued by the U.S. Treasury in the fourth quarter of 2018, regarding the utilization of foreign tax credits relative to GILTI. Due to the complexities of the new provisions and the anticipated regulations referenced above, we are continuing to evaluate how the provisions will be accounted for under U.S. GAAP. Pursuant to the Tax Act, corporations are allowed to make an accounting policy election to either (i) account for GILTI as a component of income tax expense in the period in which the corporation is subject to the rules (the “period cost method”), or (ii) account for GILTI in the corporation's measurement of deferred taxes (the “deferred method”). We have not currently elected a method and will do so after completing our analysis of the GILTI provisions of the Tax Act depending on the analysis of our global income. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and has not yet made an accounting policy election regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the current GILTI impact in our annual effective tax rate for 2018. We expect to complete the accounting during the measurement period.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our short-term and long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2018	December 31, 2017	$ Change	% Change
Working capital	$2,550.2	$2,446.3	$103.9	4%

Cash and cash equivalents	$2,501.7	$2,006.5	$495.2	25%
Short-term investments	887.3	1,026.1	(138.8)	(14)%
Long-term investments	259.0	988.4	(729.4)	(74)%
Total cash, cash equivalents, and investments	3,648.0	4,021.0	(373.0)	(9)%
Short-term debt	349.7	—	349.7	N/M
Long-term debt	1,788.6	2,136.3	(347.7)	(16)%
Cash, cash equivalents, and investments, net of debt	$1,509.7	$1,884.7	$(375.0)	(20)%
________________________________
N/M - percentage is not meaningful.

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net cash provided by operating activities (*)	$648.7	$1,046.7	$(398.0)	(38)%
Net cash provided by (used in) investing activities (*)	$730.0	$(78.1)	$808.1	(1,035)%
Net cash used in financing activities	$(904.1)	$(444.6)	$(459.5)	103%
________________________________

(*)
On January 1, 2018, we adopted the new accounting pronouncement Statement of Cash Flows: Restricted Cash. We applied this provision on a retrospective basis to conform to the current-period presentation. The adoption did not have a material impact on the cash flow activity presented in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

Operating Activities

Net cash provided by operations decreased during the nine months ended September 30, 2018, compared to the same period in 2017. The decrease was primarily due to higher cash collections from customers during the first nine months of 2017 related to service renewals invoiced during the fourth quarter of 2016, and an increase in cash paid during 2018 for income taxes, primarily due to the first of eight annual transition tax payments related to the Tax Act. These decreases in cash flows were partially offset by a decline in cash paid for personnel-related costs, principally as a result of a reduction in headcount and lower incentive compensation.

Investing Activities

Net cash provided by investing activities increased during the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to the liquidation of repatriated offshore investments to fund the accelerated share repurchase program discussed below.

Financing Activities

Net cash used in financing activities increased during the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily due to higher repurchases of our common stock, as a result of the accelerated share repurchase program described further below, and increases in payments of cash dividends.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014.

As part of the 2018 Stock Repurchase Program, we entered into an ASR to repurchase $750.0 million of our common stock. During the first quarter of 2018, we made an up-front payment of $750.0 million pursuant to the ASR and received and retired an initial 23.3 million shares of our common stock based on the market value of our common stock on the date of the transaction. During the third quarter of 2018, the ASR was completed and we received and retired an additional 6.0 million shares, based on volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share. The completion of the ASR resulted in a total repurchase of 29.3 million shares of our common stock.

As of September 30, 2018, there was $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program may be discontinued at any time. See Note 8, Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion of our share purchase program.

We declared and paid cash dividends of $0.18 per share each quarter, totaling $187.0 million during the nine months ended September 30, 2018. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2018.

Revolving Credit Facility

We have an unsecured revolving credit facility that will expire in 2019, which enables borrowings of up to $500.0 million, with the option, subject to the lenders' approval, to increase the amount of the credit facility by up to an additional $200.0 million. As of September 30, 2018, we were in compliance with all covenants and there were no amounts outstanding under our credit facility.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Act, we repatriated approximately $2.5 billion of our cash, cash equivalents, and investments balance from outside of the U.S. as of September 30, 2018. We expect the new territorial tax system to provide us lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and the revolving credit facility will be sufficient to fund our operations; planned stock repurchases and dividends; capital expenditures; commitments and other liquidity requirements; and anticipated growth for at least the next twelve months. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate; the timing and amount we spend to support development efforts; the expansion of sales and marketing activities; the introduction of new and enhanced products and services; the costs to acquire or invest in businesses and technologies; an increase in manufacturing or component costs; and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 13, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

Factors That May Affect Future Results

Investments in our securities involve significant risks. Even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes, or other factors, could trigger, and have triggered in the past, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors disclosed by us, including, but not limited to, the following factors, that could affect our business, operating results, and stock price.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, CenturyLink, Inc.'s acquisition of Level 3 Communications, Inc., Vodafone India’s proposed acquisition of Idea Cellular Ltd. and T-Mobile US, Inc.'s proposed acquisition of Sprint Corp.) and that consolidation trend has continued. Certain telecommunications companies have also moved towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisition of Yahoo, AT&T’s acquisition of Time Warner, and Comcast's acquisition of Sky. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

From time to time, we have increased investment in our business by, for example, increasing headcount, acquiring companies, and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in February 2017 and August 2018 we initiated the 2017 Restructuring Plan and the 2018 Restructuring Plan, respectively, to realign our workforce and increase operational efficiencies. These restructuring actions have included workforce reductions and contract terminations. As we assessed the performance of our operating results against our long-term operating goals and evaluated potential opportunities for improvement, the 2017 Restructuring Plan was expanded and additional restructuring charges were incurred in the fourth quarter of 2017 to further align our workforce. Similarly, the 2018 Restructuring Plan was expanded and additional restructuring charges are expected to be incurred in the fourth quarter of 2018 to further align our workforce. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Due to the cost, complexity and custom nature of configurations required by our customers, we generally build our network equipment products as orders are received. The volume of orders received late in any given fiscal quarter remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, a significant portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including the possibility of import tariffs or regional conflicts. For example, the United States recently imposed a tariff on networking products imported from China; this includes certain products that we import into and sell within the United States. If we cannot mitigate the impact of the tariffs, the increased cost could translate into higher prices for customers, reduced customer demand or increased cost of goods sold. In addition, increased costs of production or delays in production caused by any relocation of contract manufacturing facilities could impact the global competitiveness of our products. Each of these factors could adversely affect our business, financial condition and results of operations.

We are dependent on sole source and limited source suppliers, including for several key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources for certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, we are in the process of working through some industry-wide supply constraints related to power management components. In addition, some components used in our networking solutions have in the past and may in the future experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, the use of certain components we share in common with other companies, in IT spending or the economy in general, is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer. Additionally, if certain components that we receive from our suppliers have defects or other quality issues, we may have to replace or repair such components, and we could be subject to claims based on warranty, product liability, epidemic or delivery failures that could lead to significant expenses. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments, revenue charges that impact our gross margins, and/or warranty or other claims or costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation and Intel Corporation acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control. Any disruptions to our supply chain could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, have been and are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors, including but not limited to nation states, criminal enterprises, and terrorist organizations, on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be vulnerable in the future to breach or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breached due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach or attack compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers could be accessed and modified, publicly disclosed, lost or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, and suffer reputational and financial harm. In addition, hardware, components and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks or expose us or our products to cyber attacks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time. Furthermore, third parties may attempt to exfiltrate data through the introduction into the Information and Communications Technology supply chain of malicious products and components that are designed to defeat or circumvent encryption and other cybersecurity measures, and if successful, such actions could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2017 we acquired Cyphort Inc. and in 2016, we acquired AppFormix Inc., Aurrion, Inc. and BTI Systems Inc. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate or integrate any acquired business or if we are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

In connection with certain acquisitions, we may agree to issue common stock or assume equity awards that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. As noted in Note 13, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Report, under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission, or the SEC, is conducting, and the U.S. Department of Justice, or the DOJ, was previously conducting, investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries. The Company’s Audit Committee, with the assistance of independent advisors, conducted a thorough internal review of possible violations of the FCPA, and the Company made improvements in its internal controls and carried out a number of disciplinary actions. The Company is continuing to fully cooperate with the SEC’s ongoing investigation, and based on the recent communications with the Staff of the SEC, the Company believes it is likely that the Staff of the SEC will seek to bring an enforcement action against the Company. The Company believes it is probable that it could incur a loss and has established an estimated legal reserve of $12.0 million related to the ongoing SEC investigation. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, including those in which we are currently involved as described above, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We are subject to laws and regulations affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing security products that do not meet country-specific safety, conformance or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

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

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the European Union, or EU, Restriction on the Use of Certain Hazardous Substances Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury, and cadmium, in electronic equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse or have lapsed. The lapse of any exemption, further changes to this or other laws, or passage of similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products and to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other jurisdictions have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life. Finally, the EU REACH regulations regulate the handling of certain chemical substances that may be used in our products.

In addition, as a contractor and subcontractor to U.S. government departments and agencies, we are subject to federal regulations pertaining to our IT systems. For instance, as a subcontractor to the U.S. Department of Defense, or DOD, the Defense Federal Acquisition Regulation Supplement, or DFARS, required that our IT systems comply with the security and privacy controls described in National Institute of Standards and Technology Special Publication 800-171, or NIST SP 800-171 no later than December 31, 2017. The DFARS also requires that we flow the security control requirement down to certain of our own subcontractors. Failure to comply with these requirements could result in a loss of federal government business, subject us to claims or other remedies for non-compliance and negatively impact our business, financial condition, and results of operations.

The telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Similarly, while there are currently few laws or regulations that apply directly to access to or commerce on IP networks, future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. For instance, in December 2017, the U.S. Federal Communications Commission repealed its 2015 regulations governing aspects of fixed broadband networks and wireless networks. This change in regulatory treatment of networks might impact service provider and cloud provider business models and, as such, providers' needs for Internet telecommunications equipment and services. At the same time, several states have enacted their own laws and regulations governing certain aspects of fixed and wireless networks in the manner of the 2015 FCC regulations; these laws and regulations are or will be subject to legal challenges from the federal government and/or regulated providers. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

The United States and various foreign governments have imposed controls and restrictions on the export of, among other things, products that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. Certain governments also control importation and in-country use of encryption items and technology. The scope, nature and severity of such controls vary widely across different countries and may change frequently over time. For example, recently enacted legislation in the United States expands the power of the federal government to restrict the export of emerging and foundational technologies. How the government chooses to implement this authority will affect our ability to market and sell our products overseas. In addition, China has promulgated cybersecurity regulations affecting networking products that may impair our ability to profitably market and sell our products in China. Certain countries’ encryption control regimes may significantly limit our ability to sell major lines of our products in those countries.

Certain governments also impose special local content, certification, testing, source code review, escrow and governmental recovery of private encryption keys, or feature requirements on network equipment for purposes of government procurements. Similar requirements also may be imposed in procurements by state owned entities (“SOE’s”). Our ability to sell into substantial government and SOE markets (whether or not the products we sell include encryption) is vulnerable to changes in applicable government procurement regulations, any associated local content requirements and changes in the government’s interpretation of such regulations. In addition, the U.S. government has broader sanctions and embargoes that generally forbid supply of most items to or involving certain countries, territories, governments, legal entities and individuals, including restrictions imposed by the US and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibited entities or individuals, but there can be no assurance that they will always be effective.

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. The United States, for example, imposed a 10% tariff on networking products from China that is scheduled to increase to 25% on January 1, 2019. The tariff applies to certain products that we import. Depending upon its duration and implementation, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of September 30, 2018, our goodwill was $3,094.3 million and intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	laws that restrict sales of products developed or manufactured outside of the country;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	tax policies that could have a business impact;

•	import tariffs imposed by the United States and reciprocal tariffs imposed by foreign countries;

•	data privacy rules and other regulations that affect cross border data flow; and

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

In addition, the UK’s exit from the EU, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Brexit, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. For example, changes to the way service providers conduct business and transmit data between the UK and the EU could require us to make changes to the way we handle customer data. We will also review the impact of any resulting changes to EU or UK law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available. Nevertheless, because we conduct business in the EU, including the UK, any of the effects of Brexit, including those we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other nations. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States recently reached a new trilateral trade agreement with the Governments of Canada and Mexico to replace the North American Free Trade Agreement (NAFTA). If the United States withdraws from NAFTA and the three countries fail to approve the new agreement, known as the United States-Mexico-Canada Agreement (USMCA), our cost of doing business within the three countries could increase.

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or US regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2018, we have $2,150 million in aggregate principal amount of senior notes outstanding, which we refer to collectively as the Notes, and had $2,138.3 million in outstanding short-term and long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of September 30, 2018, no amounts were outstanding under the Credit Agreement.

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

We announced that, beginning in 2017, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 50% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. In January 2018, we announced that our Board of Directors approved a new $2.0 billion buyback authorization, which replaced our prior authorization. In February 2018, as a part of our new buyback authorization, we entered into a $750.0 million accelerated share repurchase program, which was completed in the third quarter of 2018, and our Board of Directors declared an increase to our quarterly cash dividend to $0.18 per share, which reflects an increase of 80% compared to previous quarterly dividends. Any failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities and equity securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At September 30, 2018, we had $2,501.7 million in cash and cash equivalents and $1,146.3 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $88.6 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended September 30, 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2018	6.0	$25.62	6.0	$1,250.0
August 1 - August 31, 2018	—	$—	—	$1,250.0
September 1 - September 30, 2018	—	$—	—	$1,250.0
Total	6.0	$—	6.0
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

Item 5. Other Information
On November 5, 2018, Juniper Networks, Inc. (the “Company”) and Terrance F. Spidell, Vice President, Corporate Controller  and Chief Accounting Officer of the Company, agreed to amend (the “Amendment”) the original Letter Agreement, dated May 24, 2018 (the “Original Letter) to revise Mr. Spidell’s resignation date. Under the terms of the Amendment, Mr. Spidell’s full-time employment with Juniper will end on the business day immediately following the date that Juniper’s Annual Report on Form 10-K for the fiscal year 2018 is filed with the U.S. Securities and Exchange Commission (such date, the “Resignation Date”).

All other terms in connection with his future transition set forth in the Original Letter remain in effect as described in the Form 8-K filed on May 29, 2018.

The description of the Amendment is qualified in its entirety by reference to the text of the Amendment, which is attached as Exhibit 10.3, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Letter Agreement, dated June 19, 2018, between Juniper Networks, Inc. and Pierre-Paul Allard*++

10.2
Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees, approved for use on August 9, 2018 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 10, 2018)++

10.3	Amendment to Letter Agreement, dated November 5, 2018, between Juniper Networks, Inc. and Terrance F. Spidell*++

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 7, 2018	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 7, 2018	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)