Form 10-Q
period 2019-03-31
JUNIPER NETWORKS INC
filed 2019-05-09
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	JNPR	New York Stock Exchange
There were 344,325,417 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 3, 2019.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues:
Product	$618.7	$710.8
Service	383.0	371.8
Total net revenues	1,001.7	1,082.6
Cost of revenues:
Product	270.0	306.4
Service	149.4	157.8
Total cost of revenues	419.4	464.2
Gross margin	582.3	618.4
Operating expenses:
Research and development	227.6	269.4
Sales and marketing	228.5	239.4
General and administrative	68.2	56.0
Restructuring charges (benefits)	15.3	(1.9)
Total operating expenses	539.6	562.9
Operating income	42.7	55.5
Other income (expense), net	1.8	(14.1)
Income before income taxes	44.5	41.4
Income tax provision	13.4	7.0
Net income	$31.1	$34.4

Net income per share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10
Shares used in computing net income per share:
Basic	348.1	355.3
Diluted	352.7	360.6

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$31.1	$34.4
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses, net of tax (provision) benefit of ($0.6) and $1.4, respectively	1.8	(2.0)
Net realized losses reclassified into net income, net of tax provisions of zero and zero, respectively	—	0.9
Net change on available-for-sale debt securities, net of tax	1.8	(1.1)
Cash flow hedges:
Change in net unrealized gains and losses, net of tax provision of $1.3 and $0.3, respectively	2.1	13.1
Net realized (gains) losses reclassified into net income, net of tax provisions of $0.2 and $0.6, respectively	1.2	(5.1)
Net change on cash flow hedges, net of tax	3.3	8.0
Change in foreign currency translation adjustments	2.2	5.3
Other comprehensive income, net of tax	7.3	12.2
Comprehensive income	$38.4	$46.6

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,155.6	$2,489.0
Short-term investments	1,227.4	1,070.1
Accounts receivable, net of allowances	645.4	754.6
Prepaid expenses and other current assets	281.2	268.1
Total current assets	4,309.6	4,581.8
Property and equipment, net	892.4	951.7
Operating lease assets	184.2	—
Long-term investments	119.7	199.0
Purchased intangible assets, net	113.5	118.5
Goodwill	3,109.3	3,108.8
Other long-term assets	409.2	403.5
Total assets	$9,137.9	$9,363.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$219.1	$208.8
Accrued compensation	166.8	221.0
Deferred revenue	860.1	829.3
Short-term portion of long-term debt	—	349.9
Other accrued liabilities	243.1	233.5
Total current liabilities	1,489.1	1,842.5
Long-term debt	1,789.6	1,789.1
Long-term deferred revenue	370.8	384.3
Long-term income taxes payable	407.3	404.4
Long-term operating lease liabilities	176.7	—
Other long-term liabilities	53.2	119.8
Total liabilities	4,286.7	4,540.1
Commitments and contingencies (Note 13)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 352.0 shares and 346.4 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	7,668.6	7,672.8
Accumulated other comprehensive loss	(10.9)	(18.2)
Accumulated deficit	(2,806.5)	(2,831.4)
Total stockholders' equity	4,851.2	4,823.2
Total liabilities and stockholders' equity	$9,137.9	$9,363.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$31.1	$34.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	33.9	70.4
Depreciation, amortization, and accretion	48.7	55.7
Other	(2.2)	1.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	108.6	170.8
Prepaid expenses and other assets	0.5	(11.7)
Accounts payable	10.1	(31.2)
Accrued compensation	(54.9)	(14.1)
Income taxes payable	(5.7)	(7.6)
Other accrued liabilities	(27.9)	(51.1)
Deferred revenue	17.2	53.8
Net cash provided by operating activities	159.4	271.1
Cash flows from investing activities:
Purchases of property and equipment	(27.9)	(42.2)
Purchases of available-for-sale debt securities	(884.4)	(8.1)
Proceeds from sales of available-for-sale debt securities	232.8	968.0
Proceeds from maturities and redemptions of available-for-sale debt securities	578.3	215.4
Purchases of equity securities	(5.1)	(2.0)
Proceeds from sales of equity securities	2.2	3.3
Subsequent payments related to acquisitions in prior years	—	(22.2)
Net cash (used in) provided by investing activities	(104.1)	1,112.2
Cash flows from financing activities:
Repurchase and retirement of common stock	(2.9)	(754.2)
Proceeds from issuance of common stock	29.5	29.3
Payment of dividends	(66.2)	(62.1)
Change in customer financing arrangement	—	(16.6)
Payment of debt	(350.0)	—
Net cash used in financing activities	(389.6)	(803.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	1.6	6.2
Net increase in cash, cash equivalents, and restricted cash	(332.7)	585.9
Cash, cash equivalents, and restricted cash at beginning of period	2,505.8	2,059.1
Cash, cash equivalents, and restricted cash at end of period	$2,173.1	$2,645.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	31.1	31.1
Other comprehensive income, net	—	—	7.3	—	7.3
Issuance of common stock	5.7	29.5	—	—	29.5
Repurchase and retirement of common stock	(0.1)	(1.4)	—	(1.5)	(2.9)
Share-based compensation expense	—	33.9	—	—	33.9
Payments of cash dividends ($0.19 per share of common stock)	—	(66.2)	—	—	(66.2)
Cumulative adjustment upon adoption of Accounting Standards Update ("ASU") 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at March 31, 2019	352.0	$7,668.6	$(10.9)	$(2,806.5)	$4,851.2

	Three Months Ended March 31, 2018
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2017	365.5	$8,042.1	$(5.4)	$(3,355.8)	$4,680.9
Net income	—	—	—	34.4	34.4
Other comprehensive income, net	—	—	12.2	—	12.2
Issuance of common stock	7.0	29.3	—	—	29.3
Repurchase and retirement of common stock	(23.5)	(314.4)	—	(289.8)	(604.2)
Purchase of equity forward contract	—	(150.0)	—	—	(150.0)
Share-based compensation expense	—	70.6	—	—	70.6
Payments of cash dividends ($0.18 per share of common stock)	—	(62.1)	—	—	(62.1)
Cumulative adjustment upon adoption of ASU 2014-09 ("Topic 606"), net	—	—	—	313.6	313.6
Reclassification of tax effects upon adoption of ASU 2018-02 ("Topic 220"), net	—	—	5.7	(5.7)	—
Balance at March 31, 2018	349.0	$7,615.5	$12.5	$(3,303.3)	$4,324.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future period.

The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K").

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

Recently Adopted Accounting Standards

Cloud Computing Arrangement: On January 1, 2019, the Company early adopted FASB ASU No. 2018-15 (Subtopic 350-40) Intangibles — Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a service contract. The Company has adopted the standard prospectively and had no material impact to all applicable implementation costs incurred after the adoption date.

Derivatives and Hedging: On January 1, 2019, the Company adopted FASB ASU No. 2017-12 (Topic 815) Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities, and an amendment thereafter, which expands an entity's ability to hedge financial and nonfinancial risk components and amends how companies assess effectiveness as well as changes the presentation and disclosure requirements. The Company adopted the standard under the modified retrospective approach, and its amendment and presentation and disclosure requirements on a prospective basis. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. See Note 5, Derivative Instruments for additional disclosures required upon adopting the standard.

Amortization on Purchased Callable Debt Securities: On January 1, 2019, the Company adopted FASB ASU No. 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will not impact debt securities held at a discount. The Company adopted the standard under the modified retrospective approach. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Leases: On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), and the related subsequent amendments ("ASC 842"), which require recognition by the lessees of right-of-use ("ROU") assets and lease liabilities for most leases on the Company's Consolidated Balance Sheets. The Company adopted the new standard under the modified retrospective approach, and recorded a cumulative-effect adjustment to the opening balance of accumulated deficit as of the effective date. Under the modified retrospective method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients which did not require the reassessment of existing leases under the new guidance. The Company also elected not to separate non-lease components from lease components and to not recognize ROU assets and lease liabilities for short-term leases.

The cumulative effect of the adjustments made to the Company's Condensed Consolidated Balance Sheet as of the adoption date is detailed as follows (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	December 31, 2018		January 1, 2019
	As reported	Adjustments due to ASC 842	As adjusted
Assets:
Prepaid expenses and other current assets	$268.1	$(1.4)	$266.7
Property and equipment, net	951.7	(42.9)	908.8
Operating lease assets	—	192.5	192.5
Other long-term assets	403.5	1.3	404.8
Total assets	$9,363.3	$149.5	$9,512.8

Liabilities:
Other accrued liabilities	$233.5	$35.6	$269.1
Long-term operating lease liabilities	—	185.5	185.5
Other long-term liabilities	119.8	(66.7)	53.1
Total liabilities	$4,540.1	$154.4	$4,694.5

Stockholders' equity:
Accumulated deficit	$(2,831.4)	$(4.9)	$(2,836.3)

The adoption of the standard had no impact on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. See Note 13, Commitment and Contingencies, for additional disclosures required upon adopting the standard.

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of March 31, 2019, the Company did not have any finance leases. Operating leases are included in operating lease ROU assets, other accrued liabilities, and operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments not dependent on an index or a rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the noncancelable period including any rent-free periods provided by the lessor and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs are recognized on a straight-line basis over the lease term.

The Company does not separate non-lease components from lease components for all underlying classes of assets. In addition, the Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2019 and December 31, 2018 (in millions):

	As of March 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$30.4	$—	$(0.1)	$30.3	$46.8	$—	$(0.3)	$46.5
Certificates of deposit	95.4	—	—	95.4	152.9	—	—	152.9
Commercial paper	377.5	—	—	377.5	393.6	—	—	393.6
Corporate debt securities	363.3	—	(1.3)	362.0	416.1	—	(3.1)	413.0
Foreign government debt securities	38.4	—	(0.1)	38.3	20.0	—	(0.1)	19.9
Time deposits	84.2	—	—	84.2	278.6	—	—	278.6
U.S. government agency securities	25.7	—	(0.1)	25.6	87.2	—	(0.2)	87.0
U.S. government securities	746.6	0.1	(0.3)	746.4	811.8	—	(0.5)	811.3
Total fixed income securities	1,761.5	0.1	(1.9)	1,759.7	2,207.0	—	(4.2)	2,202.8
Privately-held debt and redeemable preferred stock securities	14.6	37.4	—	52.0	16.6	37.4	—	54.0
Total available-for-sale debt securities	$1,776.1	$37.5	$(1.9)	$1,811.7	$2,223.6	$37.4	$(4.2)	$2,256.8

Reported as:
Cash equivalents	$414.4	$—	$—	$414.4	$936.5	$—	$—	$936.5
Short-term investments	1,226.7	0.1	(1.2)	1,225.6	1,069.2	—	(1.9)	1,067.3
Long-term investments	120.4	—	(0.7)	119.7	201.3	—	(2.3)	199.0
Other long-term assets	14.6	37.4	—	52.0	16.6	37.4	—	54.0
Total	$1,776.1	$37.5	$(1.9)	$1,811.7	$2,223.6	$37.4	$(4.2)	$2,256.8

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,641.1	$1,640.0
Due between one and five years	120.4	119.7
Total	$1,761.5	$1,759.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018 (in millions):

	As of March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$0.2	$—	$27.7	$(0.1)	$27.9	$(0.1)
Corporate debt securities	47.3	—	278.1	(1.3)	325.4	(1.3)
Foreign government debt securities	5.5	—	17.3	(0.1)	22.8	(0.1)
U.S. government agency securities	—	—	23.6	(0.1)	23.6	(0.1)
U.S. government securities	312.0	—	46.4	(0.3)	358.4	(0.3)
Total fixed income securities	$365.0	$—	$393.1	$(1.9)	$758.1	$(1.9)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$3.1	$—	$43.0	$(0.3)	$46.1	$(0.3)
Corporate debt securities	72.6	(0.1)	330.7	(3.0)	403.3	(3.1)
Foreign government debt securities	1.5	—	18.4	(0.1)	19.9	(0.1)
U.S. government agency securities	2.0	—	45.2	(0.2)	47.2	(0.2)
U.S. government securities	344.0	—	63.5	(0.5)	407.5	(0.5)
Total fixed income securities	$423.2	$(0.1)	$500.8	$(4.1)	$924.0	$(4.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2019, the Company had 382 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2019 and March 31, 2018.

During the three months ended March 31, 2019 and March 31, 2018, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2019 and December 31, 2018 (in millions):

	As of
	March 31, 2019	December 31, 2018
Equity investments with readily determinable fair value
Money market funds(1)	$836.7	$996.9
Mutual funds(2)	26.2	24.3
Publicly-traded equity securities	1.8	2.8
Equity investments without readily determinable fair value	42.1	36.4
Total equity securities	$906.8	$1,060.4

Reported as:
Cash equivalents	$825.1	$985.3
Short-term investments	1.8	2.8
Prepaid expenses and other current assets	11.2	10.9
Other long-term assets	68.7	61.4
Total	$906.8	$1,060.4
________________________________

(1)
Balance includes $11.6 million and $11.6 million in restricted investments measured at fair value, related to the Company's acquisition-related escrow accounts as of March 31, 2019 and December 31, 2018, respectively.

(2)	Balance relates to restricted investments measured at fair value related to the Company's Deferred Compensation Plan.

For the three months ended March 31, 2019 and March 31, 2018, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

As of March 31, 2019, the carrying value of restricted cash and investments was $55.3 million, of which $28.8 million was included in prepaid expenses and other current assets and $26.5 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (in millions):

	As of
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$2,155.6	$2,489.0
Restricted cash included in Prepaid expenses and other current assets	17.5	16.8
Total cash, cash equivalents, and restricted cash	$2,173.1	$2,505.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$30.3	$—	$30.3	$—	$46.5	$—	$46.5
Certificates of deposit	—	95.4	—	95.4	—	152.9	—	152.9
Commercial paper	—	377.5	—	377.5	—	393.6	—	393.6
Corporate debt securities	—	362.0	—	362.0	—	413.0	—	413.0
Foreign government debt securities	—	38.3	—	38.3	—	19.9	—	19.9
Time deposits	—	84.2	—	84.2	—	278.6	—	278.6
U.S. government agency securities	—	25.6	—	25.6	—	87.0	—	87.0
U.S. government securities	412.9	333.5	—	746.4	352.8	458.5	—	811.3
Privately-held debt and redeemable preferred stock securities	—	—	52.0	52.0	—	—	54.0	54.0
Total available-for-sale debt securities	412.9	1,346.8	52.0	1,811.7	352.8	1,850.0	54.0	2,256.8
Equity securities:
Money market funds	836.7	—	—	836.7	996.9	—	—	996.9
Mutual funds	26.2	—	—	26.2	24.3	—	—	24.3
Publicly-traded equity securities	1.8	—	—	1.8	2.8	—	—	2.8
Total equity securities	864.7	—	—	864.7	1,024.0	—	—	1,024.0
Derivative assets:
Foreign exchange contracts	—	8.4	—	8.4	—	5.3	—	5.3
Total assets measured at fair value	$1,277.6	$1,355.2	$52.0	$2,684.8	$1,376.8	$1,855.3	$54.0	$3,286.1
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(5.8)	$—	$(5.8)	$—	$(7.1)	$—	$(7.1)
Total liabilities measured at fair value	$—	$(5.8)	$—	$(5.8)	$—	$(7.1)	$—	$(7.1)

Total assets, reported as:
Cash equivalents	$825.1	$414.4	$—	$1,239.5	$1,025.2	$896.6	$—	$1,921.8
Short-term investments	406.2	821.2	—	1,227.4	297.5	772.6	—	1,070.1
Long-term investments	8.5	111.2	—	119.7	18.2	180.8	—	199.0
Prepaid expenses and other current assets	11.3	8.4	—	19.7	10.8	5.3	—	16.1
Other long-term assets	26.5	—	52.0	78.5	25.1	—	54.0	79.1
Total assets measured at fair value	$1,277.6	$1,355.2	$52.0	$2,684.8	$1,376.8	$1,855.3	$54.0	$3,286.1

Total liabilities, reported as:
Other accrued liabilities	$—	$(5.8)	$—	$(5.8)	$—	$(7.1)	$—	$(7.1)
Total liabilities measured at fair value	$—	$(5.8)	$—	$(5.8)	$—	$(7.1)	$—	$(7.1)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2019, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three months ended March 31, 2019, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three months ended March 31, 2019.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three months ended March 31, 2019, there were no material impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of March 31, 2019 and December 31, 2018, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,856.2 million and $2,158.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse, along with the accumulated interest paid in kind, of $69.0 million approximates its fair value as of March 31, 2019 and December 31, 2018. Notes receivable are generally classified as Level 3 asset due to the lack of observable inputs to determine fair value. The carrying value of a contract manufacturer deposit of $47.6 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of March 31, 2019. See Note 6, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2019	December 31, 2018
Cash flow hedges	$377.0	$497.7
Non-designated derivatives	175.6	158.7
Total	$552.6	$656.4

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of March 31, 2019, an estimated $2.8 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized gain of $3.4 million and $13.4 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company reclassified a loss of $1.0 million and a gain of $5.6 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2019 and March 31, 2018, respectively.

See Note 4, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to three months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three months ended March 31, 2019 and March 31, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2019	December 31, 2018
Production and service materials	$72.6	$60.6
Finished goods	21.3	21.4
Inventory	$93.9	$82.0

Reported as:
Prepaid expenses and other current assets	$92.4	$80.6
Other long-term assets	1.5	1.4
Total	$93.9	$82.0

Deposit

The Company has a non-interest bearing deposit balance of $47.6 million, net of an unamortized discount balance of $2.3 million, to a contract manufacturer per the terms of the agreement. The discount is calculated based on an imputed interest rate of 4.8% at March 31, 2019. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is due on demand in the second quarter of 2020 and has been classified as other long-term assets on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the three months ended March 31, 2019 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2018	$28.0
Provisions made during the period	8.6
Actual costs incurred during the period	(7.7)
Balance as of March 31, 2019	$28.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2019	December 31, 2018
Deferred product revenue:
Undelivered product commitments and other product deferrals	$152.3	$163.3
Deferred gross product revenue	152.3	163.3
Deferred cost of product revenue	(12.7)	(18.9)
Deferred product revenue, net	139.6	144.4
Deferred service revenue	1,091.3	1,069.2
Total	$1,230.9	$1,213.6
Reported as:
Current	$860.1	$829.3
Long-term	370.8	384.3
Total	$1,230.9	$1,213.6

Revenue

See Note 10, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2019 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$152.3	$122.8	$26.0	$3.5
Service	1,091.3	750.0	285.8	55.5
Total	$1,243.6	$872.8	$311.8	$59.0

Deferred Commissions

Deferred commissions were $26.1 million as of March 31, 2019. For the three months ended March 31, 2019, amortization expense for the deferred commissions was $34.9 million. There were no impairment charges recognized during the three months ended March 31, 2019.

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Interest income	$23.5	$14.9
Interest expense	(24.2)	(26.0)
Gain (loss) on investments, net	1.6	(0.5)
Other	0.9	(2.5)
Other income (expense), net	$1.8	$(14.1)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Restructuring Charges

During the first quarter of 2019, the Company initiated a restructuring plan (the "2019 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, improve productivity, and enhance cost efficiencies. The 2019 Restructuring Plan consists of workforce reductions and facility closures.

In connection with the 2019 Restructuring Plan, the Company recorded $15.1 million of severance costs and $0.2 million of facility consolidations, respectively, to restructuring charges in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2019

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2019 and prior year plans (in millions):

	December 31, 2018	Charges	Cash Payments	Other	March 31, 2019
Severance	$1.1	$15.1	$(10.1)	$(0.1)	$6.0
Facility consolidations	—	0.2	(0.1)	(0.1)	—
Total	$1.1	$15.3	$(10.2)	$(0.2)	$6.0

The Company expects to pay the remaining restructuring liabilities by the end of the third quarter of 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018(1)(2)
Dividends
Per share	$0.19	$0.18
Amount	$66.2	$62.1

Stock repurchases
Shares	—	23.3
Average price per share	$—	$25.80
Amount	$—	$750.0
________________________________

(1)	Shares repurchased under the 2018 Stock Repurchase Program.

(2)
$750.0 million represents the full amount of the accelerated share repurchase program (the "ASR") for which 23.3 million shares were received initially during the first quarter of 2018, and an additional 6.0 million shares were received at final settlement during the third quarter of 2018.

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019, which was paid on March 22, 2019 to stockholders of record on March 1, 2019. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 14, Subsequent Event, for discussion of the Company's dividend declaration subsequent to March 31, 2019.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). As part of the 2018 Stock Repurchase Program, in February 2018, the Company entered into an ASR to repurchase $750.0 million of its common stock. The Company made an up-front payment of $750.0 million pursuant to the ASR to repurchase its common stock. The aggregate number of shares ultimately repurchased of 29.3 million shares of common stock was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share.

As of March 31, 2019, there were $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program may be discontinued at any time.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy applicable tax withholding requirements upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three months ended March 31, 2019 and March 31, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the three months ended March 31, 2019 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2018	$25.5	$(0.9)	$(42.8)	$(18.2)
Other comprehensive income before reclassifications	1.8	2.1	2.2	6.1
Amount reclassified from accumulated other comprehensive loss	—	1.2	—	1.2
Other comprehensive income, net	1.8	3.3	2.2	7.3
Balance as of March 31, 2019	$27.3	$2.4	$(40.6)	$(10.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2019, 11.4 million and 7.4 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company also assumed or substituted stock options, RSUs, RSAs, and PSAs.

Restricted Stock Unit and Performance Share Award Activities

The Company’s RSU and PSA activity and related information as of and for the three months ended March 31, 2019 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	17.4	$25.32
RSUs granted (1)(3)	5.5	25.53
PSAs granted (2)(3)	0.7	25.06
RSUs vested	(3.9)	26.00
RSAs vested	(0.1)	23.13
PSAs vested	(0.5)	26.76
RSUs canceled	(0.8)	26.32
PSAs canceled	(0.6)	23.25
Balance as of March 31, 2019	17.7	$25.21	1.5	$467.8
________________________________

(1)
Includes service-based and market-based RSUs. The number of shares subject to market-based condition represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to market-based condition that would be issued if market criteria determined by the Compensation Committee of the Board are achieved at target is 0.2 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is zero to 0.4 million shares.

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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the three months ended March 31, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019.

(4)
0.3 million shares of PSAs were modified during the three months ended March 31, 2019, which relate to PSAs granted in 2018 and PSAs assumed by the Company in connection with acquisitions consummated in 2016. Compensation cost resulting from the modifications totaled $7.7 million to be recognized over the remaining terms of the modified awards.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Shares purchased	1.2	1.3
Average exercise price per share	$22.04	$22.23

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, restricted stock awards ("RSAs"), PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of revenues - Product	$1.9	$1.9
Cost of revenues - Service	4.5	4.8
Research and development	12.2	44.1
Sales and marketing	9.4	13.5
General and administrative	5.9	6.1
Total	$33.9	$70.4

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2019	2018
Stock options	$0.1	$0.1
RSUs, RSAs, and PSAs	29.1	65.6
ESPP	4.7	4.7
Total	$33.9	$70.4
As of March 31, 2019, the total unrecognized compensation cost related to unvested share-based awards was $369.5 million to be recognized over a weighted-average period of 1.9 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2019	2018
Routing	$374.7	$408.1
Switching	176.4	230.0
Security	67.6	72.7
Total product	618.7	710.8

Total service	383.0	371.8
Total	$1,001.7	$1,082.6

The following table presents net revenues by customer vertical(*) (in millions):

	Three Months Ended March 31,
	2019	2018
Cloud	$223.1	$270.9
Service Provider	435.6	480.1
Enterprise	343.0	331.6
Total	$1,001.7	$1,082.6
________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2019	2018
Americas:
United States	$476.6	$532.3
Other	67.0	55.3
Total Americas	543.6	587.6
Europe, Middle East, and Africa	286.2	308.0
Asia Pacific	171.9	187.0
Total	$1,001.7	$1,082.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018
Income before income taxes	$44.5	$41.4
Income tax provision	$13.4	$7.0
Effective tax rate	30.1%	16.9%

The Company's effective tax rate during the three months ended March 31, 2019 differs from the federal statutory rate of 21%, primarily due to the benefit of the federal research and development ("R&D") credit and foreign earnings taxed at lower rates partially offset in the U.S. by the Base Erosion and Anti-Abuse Tax and state income taxes. The increase in the rate reflects the inability to fully benefit the discrete charges in the period and the net impact of unrecognized tax benefits.

The effective tax rate during the three months ended March 31, 2018 differs from the federal statutory rate of 21% primarily due to the net impact of previously unrecognized tax benefits.

As of March 31, 2019, the total amount of gross unrecognized tax benefits was $181.6 million, of which $178.2 million, if recognized, would affect the effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease up to $30.4 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$31.1	$34.4
Denominator:
Weighted-average shares used to compute basic net income per share	348.1	355.3
Dilutive effect of employee stock awards	4.6	5.3
Weighted-average shares used to compute diluted net income per share	352.7	360.6
Net income per share
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

Anti-dilutive shares	5.0	10.4

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

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 7 years and 1 to 3 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

Three Months Ended March 31, 2019
Operating lease cost	$11.9
Variable lease cost	3.1
Total lease cost	$15.0

Operating cash outflows from operating leases	$11.6
ROU assets obtained in exchange for new operating lease liabilities	$0.6

Weighted average remaining lease term (years)	6.0
Weighted average discount rate	4.4%

As of March 31, 2019, future minimum operating lease payments for each of the next five years and thereafter is as follows (in millions):

Years Ending December 31,	Amount
2019	$32.9
2020	47.3
2021	40.4
2022	32.7
2023	29.8
Thereafter	60.3
Total lease payments	243.4
Less: interest	(30.0)
Total	$213.4

Balance Sheet Information
Other accrued liabilities	36.7
Long-term operating lease liabilities	176.7
Total	$213.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $632.4 million as of March 31, 2019.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of March 31, 2019, the Company had accrued $32.8 million based on its estimate of such charges.

Indebtedness

In February 2019, the Company paid the aggregate principal amount of $350.0 million on its 3.125% senior notes upon maturity.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Subsequent Event

Mist Acquisition

On April 1, 2019, the Company completed the acquisition of Mist Systems, Inc. (“Mist”), a software company that provides cloud-managed wireless networks powered by artificial intelligence ("AI") for approximately $365.0 million in cash consideration, subject to adjustments for cash on hand, up to a certain limit, indebtedness, and certain other closing adjustments. A portion of the consideration includes certain share-based awards attributable to services prior to the acquisition.

Credit Facility

In April 2019, the Company entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions set forth in the Revolving Credit Facility.

Dividend Declaration

On April 25, 2019, the Company announced that the Board declared a cash dividend of $0.19 per share of common stock to be paid on June 24, 2019 to stockholders of record as of the close of business on June 3, 2019.

Stock Repurchase Activities

The Board also authorized the Company to enter into an ASR for an amount up to $300.0 million under the 2018 Stock Repurchase Program.

On April 29, 2019, the Company entered into an ASR with a financial institution, to repurchase an aggregate of approximately $300.0 million of the Company’s outstanding common stock. The Company made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of the Company’s common stock for an aggregate price of $240.0 million based on the market value of the Company’s common stock on the date of the transaction. The Company has an aggregate of $1.0 billion of authorized funds remaining under the 2018 Stock Repurchase Program, as of the filing of this Quarterly Report on Form 10-Q.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program may be discontinued at any time.

Restructuring

In April 2019, the Company amended the 2019 Restructuring Plan to implement certain additional organizational changes resulting in a realignment of the Company's workforce. As a result, the Company expects to record severance charges of approximately $6.0 million to $7.5 million related to headcount reductions in the second quarter of 2019.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or Form 10-K.

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

In the first quarter of 2019, we continued to execute on our product and solutions strategy and announced new metro, edge and core innovations to accelerate service providers’ 5G transformation. Our Metro Fabric line expansion includes one and three rack unit ACX700 Universal Metro Routers. We announced a new edge MPC11E line card in the MX2000 Series 5G Universal Routing Platform, delivering an increase in line card and system capacity using our Penta Silicon chip. We also announced our new Triton Silicon enabling end-to-end secure connectivity at scale with 400 gigabit-Ethernet, or GbE, native Media Access Control Security that will be used in the PTX10008 and PTX10016 Universal Chassis. These new solutions will help service providers with their infrastructure transformation.

On April 1, 2019, we acquired Mist Systems, Inc., or Mist, a software company that provides cloud-managed wireless networks powered by artificial intelligence. We believe that the acquisition of Mist will enhance our enterprise networking portfolio by combining Mist’s next-generation Wireless LAN platform with our wired LAN, SD-WAN, and security solutions to deliver end-to-end user and IT experiences.

In the first quarter of 2019, we continued to experience weakness within our Cloud and Service provider verticals. In our Cloud vertical, the pace of deployments in a portion of our Cloud customer’s networks has been slower than expected. Nevertheless, we are focused on the Cloud vertical as well as the transition to 400-gig Ethernet, or 400G, which we believe will present further opportunities for Juniper across our portfolio as our Cloud customers value high-performance, highly compact, power efficient infrastructures, which we support and continue to develop.

We believe we will continue to experience weakness with our Cloud customers in the near-term, as deployment cycles remain difficult to predict; however, we remain confident in our competitive position with our strategic Cloud customers. We are taking a number of actions that we believe will help Juniper achieve year-over-year revenue growth in the fourth quarter of 2019 such as: (1) introducing new product offerings which include new MX line cards to capitalize on 5G carrier initiatives, 400G platforms to capture data center footprint, and new enhancements to our Contrail Enterprise Multicloud platform that make it simpler and more cost effective; (2) transitioning our sales organization to better align with our sales strategy; and (3) monetizing our software offerings through subscriptions. Further, we believe the 400G upgrade cycle, 5G deployments, and enterprise multicloud initiatives each represent large opportunities where we are well positioned to benefit over the next several years.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net revenues	$1,001.7	$1,082.6	$(80.9)	(7)%
Gross margin	$582.3	$618.4	$(36.1)	(6)%
Percentage of net revenues	58.1%	57.1%
Operating income	$42.7	$55.5	$(12.8)	(23)%
Percentage of net revenues	4.3%	5.1%
Net income	$31.1	$34.4	$(3.3)	(10)%
Percentage of net revenues	3.1%	3.2%
Net income per share:
Basic	$0.09	$0.10	$(0.01)	(10)%
Diluted	$0.09	$0.10	$(0.01)	(10)%

Operating cash flows	$159.4	$271.1	$(111.7)	(41)%
Stock repurchase plan activity	$—	$750.0	$(750.0)	(100)%
Cash dividends declared per common stock	$0.19	$0.18	$0.01	6%
DSO	58	57	1	2%

	As of
	March 31, 2019	December 31, 2018	$ Change	% Change
Deferred revenue	$1,230.9	$1,213.6	$17.3	1%
Product deferred revenue	$139.6	$144.4	$(4.8)	(3)%
Service deferred revenue	$1,091.3	$1,069.2	$22.1	2%

•
Net Revenues: Net revenues decreased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower routing and switching revenues from our Cloud and Service Provider verticals, partially offset by an increase in our Enterprise vertical. While Cloud capacity continued to grow year-over-year, the growth in units was not enough to offset the decline in average selling price, or ASP. We experienced a decline in our Service Provider business due to the timing of deployments. Our service net revenues increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to strong renewal and attach rates of support contracts.

Of our top ten customers for the first quarter of 2019, three were Cloud, six were Service Provider, and one was in Enterprise. Of these customers, four were located outside of the U.S.

•
Gross Margin: Our gross margin as a percentage of net revenues increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher service revenues, growth from our software revenue, and lower service delivery costs.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the drivers described in the gross margin discussion above, partially offset by a net decrease in our operating expenses during the three months ended March 31, 2019, compared to the same period in 2018, as a result of lower personnel-related expenses, driven by a decrease in share-based compensation expense.

•
Operating Cash Flows: Net cash provided by operations decreased during the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

•	Capital Return: We continue to return capital to our stockholders. In the first quarter of 2019, we paid a quarterly dividend of $0.19 per share, for an aggregate amount of $66.2 million.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the first quarter of 2019 slightly increased, compared to the same period in 2018, primarily due to lower revenues, partially offset by lower accounts receivable resulting from lower overall invoicing volume.

•
Deferred Revenue: Total deferred revenue increased as of March 31, 2019, compared to December 31, 2018, primarily due to additional billings on support renewals, partially offset by the timing of the delivery of contractual commitments.

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

During the three months ended March 31, 2019, except for the change in accounting estimates and changes in certain accounting policies related to the adoption of Topic 842 described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical(*), and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Routing	$374.7	$408.1	$(33.4)	(8)%
Switching	176.4	230.0	(53.6)	(23)%
Security	67.6	72.7	(5.1)	(7)%
Total Product	618.7	710.8	(92.1)	(13)%
Percentage of net revenues	61.8%	65.7%
Total Service	383.0	371.8	11.2	3%
Percentage of net revenues	38.2%	34.3%
Total net revenues	$1,001.7	$1,082.6	$(80.9)	(7)%

Cloud	$223.1	$270.9	$(47.8)	(18)%
Percentage of net revenues	22.3%	25.0%
Service Provider	435.6	480.1	(44.5)	(9)%
Percentage of net revenues	43.5%	44.4%
Enterprise	343.0	331.6	11.4	3%
Percentage of net revenues	34.2%	30.6%
Total net revenues	$1,001.7	$1,082.6	$(80.9)	(7)%

Americas:
United States	$476.6	$532.3	$(55.7)	(10)%
Other	67.0	55.3	11.7	21%
Total Americas	543.6	587.6	(44.0)	(7)%
Percentage of net revenues	54.2%	54.3%
EMEA	286.2	308.0	(21.8)	(7)%
Percentage of net revenues	28.6%	28.4%
APAC	171.9	187.0	(15.1)	(8)%
Percentage of net revenues	17.2%	17.3%
Total net revenues	$1,001.7	$1,082.6	$(80.9)	(7)%
________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

Product net revenues decreased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to Cloud and Service Provider, impacting switching and routing. The decrease in product revenues was partially offset by growth in Enterprise.

Routing and switching revenue decreased year-over-year. While Cloud capacity continued to grow year-over-year, the growth in units was not enough to offset the decline in ASP. The decline in our Service Provider business resulted in lower net revenues from our MX, PTX, and QFX product families. The decline was partially offset by revenue growth in Enterprise routing. Given the strength in our Enterprise vertical, strong customer interest in our new platforms, such as Contrail Enterprise Multicloud, MX 204 and MX10003, and the investments we are making in our enterprise sales strategy, we believe our Enterprise vertical will continue to contribute to revenue growth in 2019. We also saw strength in APAC driven by the aforementioned revenue growth in Enterprise, resulting from our solutions based sales strategy to enable the Telco Cloud transformation and enterprise multicloud initiatives. We expect to return to year-over-year growth in the fourth quarter of 2019.

Security net revenues decreased year-over-year, primarily driven by a decrease in our high-end SRX series as it had been undergoing a product refresh cycle and a decline in our other legacy products.

Service net revenues increased during the three months ended March 31, 2019, compared to the same period in 2018, due to strong renewal and attach rates of support contracts. Additionally, we saw year-over-year services revenue growth in EMEA and Americas.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Product gross margin	$348.7	$404.4	$(55.7)	(14)%
Percentage of product revenues	56.4%	56.9%
Service gross margin	233.6	214.0	19.6	9%
Percentage of service revenues	61.0%	57.6%
Total gross margin	$582.3	$618.4	$(36.1)	(6)%
Percentage of net revenues	58.1%	57.1%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, the United States imposed a tariff on networking products imported from China, which includes certain products that we import into and sell within the United States. These import tariffs did not have a significant impact to our gross margins during the three months ended March 31, 2019. For more information on the potential impact of tariffs on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased slightly during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower revenue, partially offset by growth in our software revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales; however, there can be no guarantee that these efforts will be successful or that they will be realized in the time frame we anticipate.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended March 31, 2019, compared to the same period in 2018, due to lower service delivery costs and a one-time recovery of goods and services tax.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Research and development	$227.6	$269.4	$(41.8)	(16)%
Percentage of net revenues	22.7%	24.9%
Sales and marketing	228.5	239.4	(10.9)	(5)%
Percentage of net revenues	22.8%	22.1%
General and administrative	68.2	56.0	12.2	22%
Percentage of net revenues	6.8%	5.2%
Restructuring charges (benefits)	15.3	(1.9)	17.2	N/M
Percentage of net revenues	1.6%	(0.2)%
Total operating expenses	$539.6	$562.9	$(23.3)	(4)%
Percentage of net revenues	53.9%	52.0%
______________________
N/M - Not meaningful

During the three months ended March 31, 2019, compared to the same period in 2018, total operating expenses decreased primarily due to lower personnel-related expenses, driven by a decrease in share-based compensation expense, specifically in research and development, or R&D, and lower salaries and wages driven by a decrease in headcount as a result of restructuring actions. The decrease in total operating expenses was partially offset by restructuring charges in connection with a restructuring plan that was initiated in the first quarter of 2019 (the "2019 Restructuring Plan"), which was designed to realign our workforce with our sales strategy, improve productivity, and enhance cost efficiencies, and by costs related to the acquisition of Mist Systems.

Subsequent to March 31, 2019, we amended the 2019 Restructuring Plan to implement certain additional organizational changes resulting in a realignment of our workforce. As a result, we expect to record severance charges of approximately $6.0 million to $7.5 million related to headcount reductions in the second quarter of 2019.

Other Income (Expense), Net

The following table presents other income (expense), net (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest income	$23.5	$14.9	$8.6	58%
Interest expense	(24.2)	(26.0)	1.8	(7)%
Gain (loss) on investments, net	1.6	(0.5)	2.1	N/M
Other	0.9	(2.5)	3.4	N/M
Total other income (expense), net	$1.8	$(14.1)	$15.9	N/M
Percentage of net revenues	0.2%	(1.3)%
______________________
N/M - Not meaningful

Total other income (expense), net increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields.

Income Tax Provision

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Income tax provision	$13.4	$7.0	$6.4	91%
Effective tax rate	30.1%	16.9%

The effective tax rate increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a change in the level of discrete items in the comparative period. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

On July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On August 7, 2018, the Court withdrew its opinion to allow time for a reconstituted panel to confer. We will continue to monitor ongoing developments and potential impacts to the financial statements. Had the Ninth Circuit not withdrawn its opinion, our effective tax rate for the three months ended March 31, 2019 would have been higher.

Our effective tax rate may fluctuate significantly on a quarterly basis and may be adversely affected by lower than anticipated earnings in countries that have lower statutory rates or higher than anticipated earnings in countries that have higher statutory rates, by the effect of U.S. income tax on certain foreign earnings and through the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments. Our effective tax rate may also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. See the "Risk Factors" section of Item 1A of Part II of this Report for a description of relevant risks which may adversely affect our results.

As a result of recommendations by the Organisation for Economic Cooperation and Development, or OECD, on Base Erosion and Profit Shifting, certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly in regard to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions.

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2019	December 31, 2018	$ Change	% Change
Working capital	$2,820.5	$2,739.3	$81.2	3%

Cash and cash equivalents	$2,155.6	$2,489.0	$(333.4)	(13)%
Short-term investments	1,227.4	1,070.1	157.3	15%
Long-term investments	119.7	199.0	(79.3)	(40)%
Total cash, cash equivalents, and investments	3,502.7	3,758.1	(255.4)	(7)%
Short-term portion of long-term debt	—	349.9	(349.9)	N/M
Long-term debt	1,789.6	1,789.1	0.5	—%
Cash, cash equivalents, and investments, net of debt	$1,713.1	$1,619.1	$94.0	6%
________________________________
N/M - percentage is not meaningful.

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$159.4	$271.1	$(111.7)	(41)%
Net cash provided by (used in) investing activities	$(104.1)	$1,112.2	$(1,216.3)	(109)%
Net cash used in financing activities	$(389.6)	$(803.6)	$414.0	(52)%

Operating Activities

Net cash provided by operations decreased during the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

Investing Activities

Net cash used in investing activities was $104.1 million during the three months ended March 31, 2019, compared to net cash provided by investing activities of $1,112.2 million for the same period in 2018. During the three months ended March 31, 2018, net proceeds from sales, maturities and redemptions of investments was $1,175.3 million, primarily from the liquidation of repatriated offshore investments to fund the accelerated share repurchase program ("2018 ASR") discussed below.

Financing Activities

Net cash used in financing activities decreased during the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to the payment of $750.0 million pursuant to the 2018 ASR during the three months ended March 31, 2018 as described further below, partially offset by the payment of $350.0 million for our Senior Notes that matured during the three months ended March 31, 2019.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. As part of the 2018 Stock Repurchase Program in February 2018, we entered into the 2018 ASR to repurchase $750.0 million of our common stock. We made an up-front payment of $750.0 million pursuant to the 2018 ASR to repurchase our common stock. The aggregate number of shares ultimately repurchased of 29.3 million shares of common stock was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share.

As of March 31, 2019, there was $1.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

On April 29, 2019, we entered into a new accelerated share repurchase program (the "2019 ASR") with a financial institution, to repurchase an aggregate of approximately $300.0 million of our outstanding common stock. We made an up-front payment of $300.0 million pursuant to the 2019 ASR and received and retired an initial 8.6 million shares of our common stock for an aggregate price of $240.0 million based on the market value of our common stock on the date of the transaction.

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

We declared and paid cash dividends of $0.19 per share, totaling $66.2 million during the three months ended March 31, 2019. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2019.

Revolving Credit Facility

As of March 31, 2019, we had an unsecured revolving credit facility that was due to expire in June 2019 (the “Prior Revolving Credit Facility”), which enabled borrowings of up to $500.0 million, with the option, subject to the lenders' approval, to increase the amount of the credit facility by up to an additional $200.0 million. As of March 31, 2019, we were in compliance with all covenants, and there were no amounts outstanding under our Prior Revolving Credit Facility,

In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Prior Revolving Credit Facility was terminated substantially concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions set forth in the Revolving Credit Facility.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Act, we repatriated approximately $3.0 billion of our cash, cash equivalents, and investments balance from outside of the U.S. as of March 31, 2019. We expect the new territorial tax system to provide us lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders. See Note 14, Subsequent Event, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for our subsequent events impacting liquidity.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2018. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

We adopted the new lease accounting standard Topic 842 on January 1, 2019. Except for the implementation of certain Topic 842 adoption controls on a one-time basis and some changes to existing controls over accounting for leases, there were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition is intense in the markets that we serve. The routing and switching markets have historically been dominated by Cisco, with competition coming from other companies such as Nokia Corporation, Arista, HPE, and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, and Fortinet. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces between the two. For example, on December 31, 2018, we entered into a Master Services Agreement and certain Statements of Work with IBM pursuant to which we will outsource significant portions of our IT and other administrative functions following a transition period. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems could result in lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. For example, we acquired Mist Systems in 2019, HTBase in 2018 and Cyphort in 2017. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, and the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate or integrate any acquired business or if we are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements applicable to public companies regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. In addition, the European Union reached agreement in late 2016 on an EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules. The regulation was adopted in 2017 with compliance required by 2021.

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

Governmental regulations and economic sanctions affecting the import or export of products generally or affecting products containing encryption capabilities, in particular, could negatively affect our revenues and operating results.

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

Certain governments also impose special local content, certification, testing, source code review, escrow and governmental recovery of private encryption keys, or other cybersecurity feature requirements to protect network equipment and software procured by or for the government. Similar requirements also may be imposed in procurements by state owned entities (“SOE’s”) or even private companies forming part of “critical network infrastructure” or supporting sensitive industries. For example, China, Vietnam and India have promulgated cybersecurity regulations affecting networking products that may impair our ability to profitably market and sell our products there. China, in particular, is expected to require implementation of non-standard Chinese encryption algorithms in products sold into certain government, SOE, critical infrastructure and sensitive industry (such as financial institutions) markets. In the U.S., there are new restrictions on the use of certain Chinese-origin components or systems either (1) in items sold to the U.S. government or (2) in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). The U.S. government also might restrict or ban the use of certain Chinese-origin components and systems in next generation mobile communications networks (e.g. 5G).

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. In 2018, the United States imposed tariffs on a large variety of products of China origin. As a result, beginning September 24, 2018, a large portion of Juniper products manufactured in China became subject to a 10% tariff on importation into the U.S. While the United States government postponed a planned rate increase to 25% while bilateral trade negotiations were on-going, the President announced on May 5, 2019, that the 25% rate would go into effect on May 10, 2019 due to the lack of negotiation progress. On May 5, 2019 the U.S. President also reiterated his readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful; such action could subject an even wider range of Juniper products to tariff on importation into the U.S. Depending upon its duration and implementation, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of March 31, 2019, our goodwill was $3,109.3 million and our intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.
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

There remains significant risk that the U.K. will exit from the EU without agreement between the EU and U.K. on terms addressing customs and trade matters. If it occurs, this “Hard Brexit” scenario would mean, among other things, that U.K. Customs would have to clear a far greater daily volume of imports than it has ever had to before. If U.K. Customs is not able to handle such increased volume, significant delays in imports may very well result, thereby potentially producing a short-term material adverse effect on our business. Hard Brexit could result in further short-term uncertainty and currency volatility. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. Our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other nations. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States recently reached a new trilateral trade agreement with the Governments of Canada and Mexico to replace the North American Free Trade Agreement (NAFTA). If the United States withdraws from NAFTA and the three countries fail to approve the new agreement, known as the United States-Mexico-Canada Agreement (U.S.MCA), our cost of doing business within the three countries could increase.

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

As of March 31, 2019, we have issued $1,800.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $1,789.6 million in total outstanding debt. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million. The Credit Agreement will terminate in April 2024, at which point all amounts borrowed must be repaid (subject to two one-year maturity extension options). As of March 31, 2019, no amounts were outstanding under our prior revolving credit agreement that was due to expire in June 2019 and was terminated in connection with our entry into the Revolving Credit Facility.

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

The Credit Agreement contains two financial covenants along with customary affirmative and negative covenants that include the following:

•
maintenance of a leverage ratio no greater than 3.0x (provided that the leverage ratio can be greater than 3.5x under material M&A for up to four quarters) and an interest coverage ratio no less than 3.0x

•
covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type.

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

In the fourth quarter of fiscal 2014, we completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $230.7 million, of which $125.0 million was in the form of an 18-month non-contingent interest-bearing promissory note issued to the Company. On May 1, 2017, we received a principal payment in the amount of $75.0 million and outstanding interest on the note, and we and the issuer agreed to further amend the terms of the note with respect to the remaining approximately $58.0 million to, among other things, extend the maturity date from December 31, 2018 to September 30, 2022, provided that interest due can be paid in kind by increasing the outstanding principal amount of the note and subordinate the note to other debt issued by senior lenders. Since a portion of the transaction consideration is in the form of a non-contingent seller promissory note and the note is subordinated to debt issued by senior lenders, there is the risk that we may not receive the amount owed to us (including accrued interest), including in the time frame contemplated, under the note. In the event that the promissory note is not repaid on the terms we contemplate, any collection or restructuring efforts we undertake may be costly and require significant time and attention from our management and there is no guarantee that we will be able to recover the amounts owed to us in full.

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

At March 31, 2019, we had $2,155.6 million in cash and cash equivalents and $1,347.1 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $94.1 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2019, there were no share repurchases under our Board approved 2018 Stock Repurchase Program, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements, including Rule 10b-18 promulgated under the Exchange Act. This program may be discontinued at any time.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent*

10.2	Share Repurchase Transaction Agreement, dated April 29, 2019 between Juniper Networks, Inc. and J.P. Morgan Chase Bank, National Association*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Juniper Networks, Inc.

May 9, 2019	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)