Form 10-Q
period 2019-06-30
JUNIPER NETWORKS INC
filed 2019-08-07
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 345,815,689 shares of the Company's Common Stock, par value $0.00001, outstanding as of August 5, 2019.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Product	$713.9	$824.9	$1,332.6	$1,535.7
Service	388.6	379.2	771.6	751.0
Total net revenues	1,102.5	1,204.1	2,104.2	2,286.7
Cost of revenues:
Product	314.3	336.6	584.3	643.0
Service	151.4	166.6	300.8	324.4
Total cost of revenues	465.7	503.2	885.1	967.4
Gross margin	636.8	700.9	1,219.1	1,319.3
Operating expenses:
Research and development	244.0	248.8	471.6	518.2
Sales and marketing	229.0	238.3	457.5	477.7
General and administrative	60.0	54.2	128.2	110.2
Restructuring charges (benefits)	21.4	(0.2)	36.7	(2.1)
Total operating expenses	554.4	541.1	1,094.0	1,104.0
Operating income	82.4	159.8	125.1	215.3
Other expense, net	(4.6)	(8.9)	(2.8)	(23.0)
Income before income taxes	77.8	150.9	122.3	192.3
Income tax provision	31.6	34.4	45.0	41.4
Net income	$46.2	$116.5	$77.3	$150.9

Net income per share:
Basic	$0.13	$0.33	$0.22	$0.43
Diluted	$0.13	$0.33	$0.22	$0.42
Shares used in computing net income per share:
Basic	346.3	349.0	347.2	352.2
Diluted	349.1	351.3	351.7	356.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$46.2	$116.5	$77.3	$150.9
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses, net of tax (provision) of ($0.2) and ($0.8) during the three and six months ended June 30, 2019, respectively, and tax (provision) benefit of ($0.2) and $1.2 for the comparable periods in 2018, respectively	2.0	0.5	3.8	(1.5)
Net realized losses reclassified into net income, net of tax provisions of zero for each period	—	—	—	0.9
Net change on available-for-sale debt securities, net of tax	2.0	0.5	3.8	(0.6)
Cash flow hedges:
Change in net unrealized gains and losses, net of tax benefit (provision) of $0.2 and ($1.1) during the three and six months ended June 30, 2019, respectively, and tax benefits of $1.5 and $1.2 for the comparable periods in 2018, respectively	(1.8)	(14.4)	0.3	(1.3)
Net realized (gains) and losses reclassified into net income, net of tax provisions of $0.6 and $0.8 during the three and six months ended June 30, 2019, respectively, and tax provision of $0.2 and $0.8 for the comparable periods in 2018, respectively	0.3	(3.0)	1.5	(8.1)
Net change on cash flow hedges, net of tax	(1.5)	(17.4)	1.8	(9.4)
Change in foreign currency translation adjustments	(0.9)	(12.0)	1.3	(6.7)
Other comprehensive (loss) income, net of tax	(0.4)	(28.9)	6.9	(16.7)
Comprehensive income	$45.8	$87.6	$84.2	$134.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,381.3	$2,489.0
Short-term investments	1,418.9	1,070.1
Accounts receivable, net of allowances	659.4	754.6
Prepaid expenses and other current assets	299.0	268.1
Total current assets	3,758.6	4,581.8
Property and equipment, net	870.0	951.7
Operating lease assets	176.7	—
Long-term investments	74.8	199.0
Purchased intangible assets, net	205.6	118.5
Goodwill	3,338.3	3,108.8
Other long-term assets	479.3	403.5
Total assets	$8,903.3	$9,363.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183.3	$208.8
Accrued compensation	207.5	221.0
Deferred revenue	820.0	829.3
Short-term portion of long-term debt	299.5	349.9
Other accrued liabilities	255.9	233.5
Total current liabilities	1,766.2	1,842.5
Long-term debt	1,490.5	1,789.1
Long-term deferred revenue	381.4	384.3
Long-term income taxes payable	409.1	404.4
Long-term operating lease liabilities	167.5	—
Other long-term liabilities	97.4	119.8
Total liabilities	4,312.1	4,540.1
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 344.5 shares and 346.4 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	7,491.2	7,672.8
Accumulated other comprehensive loss	(11.3)	(18.2)
Accumulated deficit	(2,888.7)	(2,831.4)
Total stockholders' equity	4,591.2	4,823.2
Total liabilities and stockholders' equity	$8,903.3	$9,363.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$77.3	$150.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	89.6	127.0
Depreciation, amortization, and accretion	101.7	110.9
Operating lease assets expense	21.3	—
Other	0.4	1.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	102.3	147.5
Prepaid expenses and other assets	(55.2)	(26.5)
Accounts payable	(28.1)	(28.8)
Accrued compensation	(15.8)	15.8
Income taxes payable	(3.8)	(77.7)
Other accrued liabilities	(20.1)	(27.5)
Deferred revenue	(21.4)	48.3
Net cash provided by operating activities	248.2	441.4
Cash flows from investing activities:
Purchases of property and equipment	(55.2)	(79.3)
Purchases of available-for-sale debt securities	(1,760.0)	(114.4)
Proceeds from sales of available-for-sale debt securities	628.5	995.4
Proceeds from maturities and redemptions of available-for-sale debt securities	906.0	289.9
Purchases of equity securities	(9.4)	(6.3)
Proceeds from sales of equity securities	4.1	29.5
Subsequent payments related to acquisitions in prior years	—	(31.5)
Payments for business acquisitions, net of cash and cash equivalents acquired	(270.9)	—
Net cash (used in) provided by investing activities	(556.9)	1,083.3
Cash flows from financing activities:
Repurchase and retirement of common stock	(303.8)	(754.2)
Proceeds from issuance of common stock	29.7	29.5
Payment of dividends	(131.7)	(124.9)
Change in customer financing arrangement	—	(16.3)
Payment of debt	(350.0)	—
Other	—	(0.5)
Net cash used in financing activities	(755.8)	(866.4)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	2.1	(5.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,062.4)	652.9
Cash, cash equivalents, and restricted cash at beginning of period	2,505.8	2,059.1
Cash, cash equivalents, and restricted cash at end of period	$1,443.4	$2,712.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2019	352.0	$7,668.6	$(10.9)	$(2,806.5)	$4,851.2
Net income	—	—	—	46.2	46.2
Other comprehensive loss, net	—	—	(0.4)	—	(0.4)
Issuance of common stock	1.1	0.2	—	—	0.2
Common stock assumed upon business combination	—	4.7	—	—	4.7
Repurchase and retirement of common stock	(8.6)	(112.5)	—	(128.4)	(240.9)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(60.0)	—	—	(60.0)
Share-based compensation expense	—	55.7	—	—	55.7
Payments of cash dividends ($0.19 per share of common stock)	—	(65.5)	—	—	(65.5)
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2

	Three Months Ended June 30, 2018
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2018	349.0	$7,615.5	$12.5	$(3,303.3)	$4,324.7
Net income	—	—	—	116.5	116.5
Other comprehensive loss, net	—	—	(28.9)	—	(28.9)
Issuance of common stock	0.4	0.2	—	—	0.2
Share-based compensation expense	—	56.9	—	—	56.9
Payments of cash dividends ($0.18 per share of common stock)	—	(62.8)	—	—	(62.8)
Cumulative adjustment upon adoption of Accounting Standards Update ("ASU") 2014-09 ("Topic 606"), net	—	—	—	11.1	11.1
Balance at June 30, 2018	349.4	$7,609.8	$(16.4)	$(3,175.7)	$4,417.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	77.3	77.3
Other comprehensive income, net	—	—	6.9	—	6.9
Issuance of common stock	6.8	29.7	—	—	29.7
Repurchase and retirement of common stock	(8.7)	(113.9)	—	(129.9)	(243.8)
Common stock assumed upon business combination	—	4.7	—	—	4.7
Purchase of forward contract under ASR	—	(60.0)	—	—	(60.0)
Share-based compensation expense	—	89.6	—	—	89.6
Payments of cash dividends ($0.38 per share of common stock)	—	(131.7)	—	—	(131.7)
Cumulative adjustment upon adoption of ASU 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2

	Six Months Ended June 30, 2018
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2017	365.5	$8,042.1	$(5.4)	$(3,355.8)	$4,680.9
Net income	—	—	—	150.9	150.9
Other comprehensive loss, net	—	—	(16.7)	—	(16.7)
Issuance of common stock	7.4	29.5	—	—	29.5
Repurchase and retirement of common stock	(23.5)	(314.4)	—	(289.8)	(604.2)
Purchase of forward contract under ASR	—	(150.0)	—	—	(150.0)
Share-based compensation expense	—	127.5	—	—	127.5
Payments of cash dividends ($0.36 per share of common stock)	—	(124.9)	—	—	(124.9)
Cumulative adjustment upon adoption of ASU Topic 606, net	—	—	—	324.7	324.7
Reclassification of tax effects upon adoption of ASU 2018-02 ("Topic 220"), net	—	—	5.7	(5.7)	—
Balance at June 30, 2018	349.4	$7,609.8	$(16.4)	$(3,175.7)	$4,417.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future period.

The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K").

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

Recently Adopted Accounting Standards

Cloud Computing Arrangement: On January 1, 2019, the Company early adopted FASB ASU No. 2018-15 (Subtopic 350-40) Intangibles — Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a service contract. The Company has adopted the standard prospectively, and the adoption did not have a material impact on all applicable implementation costs incurred after the adoption date.

Derivatives and Hedging: On January 1, 2019, the Company adopted FASB ASU No. 2017-12 (Topic 815) Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities, and an amendment thereafter, which expands an entity's ability to hedge financial and nonfinancial risk components and amends how companies assess effectiveness as well as changes to the presentation and disclosure requirements. The Company adopted the standard under the modified retrospective approach, and its amendment and presentation and disclosure requirements on a prospective basis. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. See Note 6, Derivative Instruments for additional disclosures required upon adopting the standard.

Amortization on Purchased Callable Debt Securities: On January 1, 2019, the Company adopted FASB ASU No. 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will not impact debt securities held at a discount. The Company adopted the standard under the modified retrospective approach. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Leases: On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), and the related subsequent amendments ("ASC 842"), which require recognition by the lessees of right-of-use ("ROU") assets and lease liabilities for most leases on the Company's Condensed Consolidated Balance Sheets. The Company adopted the new standard under the modified retrospective approach, and recorded a cumulative-effect adjustment to the opening balance of accumulated deficit as of the effective date. Under the modified retrospective method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients, which did not require the reassessment of existing leases under the new guidance. The Company also elected not to separate non-lease components from lease components and to not recognize ROU assets and lease liabilities for short-term leases.

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

The adoption of the standard had no impact on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. See Note 15, Commitment and Contingencies, for additional disclosures required upon adopting the standard.

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of June 30, 2019, the Company did not have any finance leases. Operating leases are included in operating lease ROU assets, other accrued liabilities, and operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments not dependent on an index or a rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the noncancelable period including any rent-free periods provided by the lessor and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs are recognized on a straight-line basis over the lease term.

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

Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13 (Topic 326) Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. An amendment issued by the FASB in November 2018 clarifies that receivables arising from operating leases are not within the scope of Topic 326 and should be accounted for in accordance with Topic 842. This pronouncement and its amendments are effective for reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, using a modified retrospective adoption method. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Business Combinations

On April 1, 2019, the Company acquired 100% ownership of Mist Systems, Inc. (“Mist”) for $359.2 million. The purchase consideration consisted of cash of $354.5 million and $4.7 million in share-based awards attributable to services prior to the acquisition. The acquisition of Mist, a company that provides cloud-managed wireless networks powered by artificial intelligence, is expected to enhance Juniper's enterprise networking portfolio by combining Mist’s next-generation Wireless LAN platform with Juniper's wired LAN, SD-WAN, and security solutions to deliver integrated end-to-end user and IT experiences.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in millions):

Amount
Cash and cash equivalents	$38.9
Goodwill	228.9
Intangible assets	102.0
Other assets acquired	15.8
Liabilities assumed	(26.4)
Total	$359.2

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and will not be deductible for income tax purposes.

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition (in millions):

Amount
Intangible assets(*):
Developed technology	$81.0
Customer relationships	15.0
Trade name	6.0
Total intangible assets acquired	$102.0
 ________________________________
(*) Estimated useful life of each of the assets is 5 years.

Acquisition-related costs were not material during the three and six months ended June 30, 2019 and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2019 and December 31, 2018 (in millions):

	As of June 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$44.0	$—	$—	$44.0	$46.8	$—	$(0.3)	$46.5
Certificates of deposit	51.8	—	—	51.8	152.9	—	—	152.9
Commercial paper	517.2	—	—	517.2	393.6	—	—	393.6
Corporate debt securities	518.3	0.4	(0.3)	518.4	416.1	—	(3.1)	413.0
Foreign government debt securities	26.8	—	—	26.8	20.0	—	(0.1)	19.9
Time deposits	111.2	—	—	111.2	278.6	—	—	278.6
U.S. government agency securities	41.4	—	—	41.4	87.2	—	(0.2)	87.0
U.S. government securities	602.5	0.4	(0.1)	602.8	811.8	—	(0.5)	811.3
Total fixed income securities	1,913.2	0.8	(0.4)	1,913.6	2,207.0	—	(4.2)	2,202.8
Privately-held debt and redeemable preferred stock securities	12.6	37.4	—	50.0	16.6	37.4	—	54.0
Total available-for-sale debt securities	$1,925.8	$38.2	$(0.4)	$1,963.6	$2,223.6	$37.4	$(4.2)	$2,256.8

Reported as:
Cash equivalents	$421.6	$—	$(0.1)	$421.5	$936.5	$—	$—	$936.5
Short-term investments	1,416.8	0.8	(0.3)	1,417.3	1,069.2	—	(1.9)	1,067.3
Long-term investments	74.8	—	—	74.8	201.3	—	(2.3)	199.0
Other long-term assets	12.6	37.4	—	50.0	16.6	37.4	—	54.0
Total	$1,925.8	$38.2	$(0.4)	$1,963.6	$2,223.6	$37.4	$(4.2)	$2,256.8

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,838.4	$1,838.8
Due between one and five years	74.8	74.8
Total	$1,913.2	$1,913.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018 (in millions):

	As of June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$1.2	$—	$17.4	$—	$18.6	$—
Certificates of deposit	4.9	—	—	—	4.9	—
Corporate debt securities	26.7	—	207.6	(0.3)	234.3	(0.3)
Foreign government debt securities	—	—	10.9	—	10.9	—
U.S. government agency securities	13.0	—	17.1	(0.1)	30.1	(0.1)
U.S. government securities	—	—	28.9	—	28.9	—
Total fixed income securities	$45.8	$—	$281.9	$(0.4)	$327.7	$(0.4)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$3.1	$—	$43.0	$(0.3)	$46.1	$(0.3)
Corporate debt securities	72.6	(0.1)	330.7	(3.0)	403.3	(3.1)
Foreign government debt securities	1.5	—	18.4	(0.1)	19.9	(0.1)
U.S. government agency securities	2.0	—	45.2	(0.2)	47.2	(0.2)
U.S. government securities	344.0	—	63.5	(0.5)	407.5	(0.5)
Total fixed income securities	$423.2	$(0.1)	$500.8	$(4.1)	$924.0	$(4.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2019, the Company had 271 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2019 and June 30, 2018.

During the three and six months ended June 30, 2019 and June 30, 2018, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2019 and December 31, 2018 (in millions):

	As of
	June 30, 2019	December 31, 2018
Equity investments with readily determinable fair value
Money market funds(1)	$475.3	$996.9
Mutual funds(2)	26.5	24.3
Publicly-traded equity securities	1.6	2.8
Equity investments without readily determinable fair value	43.4	36.4
Total equity securities	$546.8	$1,060.4

Reported as:
Cash equivalents	$471.0	$985.3
Short-term investments	1.6	2.8
Prepaid expenses and other current assets	4.7	10.9
Other long-term assets	69.5	61.4
Total	$546.8	$1,060.4
________________________________

(1)
Balance includes $4.3 million and $11.6 million in restricted investments measured at fair value, related to the Company's acquisition-related escrow accounts as of June 30, 2019 and December 31, 2018, respectively.

(2)	Balance relates to restricted investments measured at fair value related to the Company's Deferred Compensation Plan.

For the three and six months ended June 30, 2019 and June 30, 2018, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

As of June 30, 2019, the carrying value of restricted cash and investments was $92.9 million, of which $22.7 million was included in prepaid expenses and other current assets and $70.2 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (in millions):

	As of
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,381.3	$2,489.0
Restricted cash included in Prepaid expenses and other current assets	18.0	16.8
Restricted cash included in Other long-term assets	44.1	—
Total cash, cash equivalents, and restricted cash	$1,443.4	$2,505.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$44.0	$—	$44.0	$—	$46.5	$—	$46.5
Certificates of deposit	—	51.8	—	51.8	—	152.9	—	152.9
Commercial paper	—	517.2	—	517.2	—	393.6	—	393.6
Corporate debt securities	—	518.4	—	518.4	—	413.0	—	413.0
Foreign government debt securities	—	26.8	—	26.8	—	19.9	—	19.9
Time deposits	—	111.2	—	111.2	—	278.6	—	278.6
U.S. government agency securities	—	41.4	—	41.4	—	87.0	—	87.0
U.S. government securities	351.7	251.1	—	602.8	352.8	458.5	—	811.3
Privately-held debt and redeemable preferred stock securities	—	—	50.0	50.0	—	—	54.0	54.0
Total available-for-sale debt securities	351.7	1,561.9	50.0	1,963.6	352.8	1,850.0	54.0	2,256.8
Equity securities:
Money market funds	475.3	—	—	475.3	996.9	—	—	996.9
Mutual funds	26.5	—	—	26.5	24.3	—	—	24.3
Publicly-traded equity securities	1.6	—	—	1.6	2.8	—	—	2.8
Total equity securities	503.4	—	—	503.4	1,024.0	—	—	1,024.0
Derivative assets:
Foreign exchange contracts	—	5.5	—	5.5	—	5.3	—	5.3
Total assets measured at fair value	$855.1	$1,567.4	$50.0	$2,472.5	$1,376.8	$1,855.3	$54.0	$3,286.1
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(5.0)	$—	$(5.0)	$—	$(7.1)	$—	$(7.1)
Total liabilities measured at fair value	$—	$(5.0)	$—	$(5.0)	$—	$(7.1)	$—	$(7.1)

Total assets, reported as:
Cash equivalents	$471.0	$421.5	$—	$892.5	$1,025.2	$896.6	$—	$1,921.8
Short-term investments	349.7	1,069.2	—	1,418.9	297.5	772.6	—	1,070.1
Long-term investments	3.6	71.2	—	74.8	18.2	180.8	—	199.0
Prepaid expenses and other current assets	4.7	5.5	—	10.2	10.8	5.3	—	16.1
Other long-term assets	26.1	—	50.0	76.1	25.1	—	54.0	79.1
Total assets measured at fair value	$855.1	$1,567.4	$50.0	$2,472.5	$1,376.8	$1,855.3	$54.0	$3,286.1

Total liabilities, reported as:
Other accrued liabilities	$—	$(5.0)	$—	$(5.0)	$—	$(7.1)	$—	$(7.1)
Total liabilities measured at fair value	$—	$(5.0)	$—	$(5.0)	$—	$(7.1)	$—	$(7.1)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2019, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and six months ended June 30, 2019, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three and six months ended June 30, 2019.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three and six months ended June 30, 2019, there were no material impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of June 30, 2019 and December 31, 2018, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,897.4 million and $2,158.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse, along with the accumulated interest paid in kind, of $73.7 million and $69.0 million approximates its fair value as of June 30, 2019 and December 31, 2018, respectively. Notes receivable are generally classified as Level 3 asset due to the lack of observable inputs to determine fair value. The carrying value of a contract manufacturer deposit of $65.8 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of June 30, 2019. See Note 7, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives is summarized as follows (in millions):

	As of
	June 30, 2019	December 31, 2018
Cash flow hedges	$381.8	$497.7
Non-designated derivatives	194.6	158.7
Total	$576.4	$656.4

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of June 30, 2019, an estimated $0.4 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The Company recognized an unrealized loss of $2.1 million and unrealized gain of $1.3 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2019, respectively; and an unrealized loss of $15.9 million and $2.5 million for the comparable periods in fiscal 2018, respectively. The Company reclassified a gain of $0.3 million and a loss of $0.7 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2019, respectively, and a gain of $3.3 million and $8.9 million for the comparable periods in fiscal 2018, respectively.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to three months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and six months ended June 30, 2019 and June 30, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2019	December 31, 2018
Production and service materials	$72.2	$60.6
Finished goods	22.1	21.4
Inventory	$94.3	$82.0

Reported as:
Prepaid expenses and other current assets	$92.1	$80.6
Other long-term assets	2.2	1.4
Total	$94.3	$82.0

Deposit

The Company has a non-interest bearing deposit balance of $65.8 million, net of an unamortized discount balance of $4.2 million, to a contract manufacturer per the terms of the agreement. The discount is calculated based on an imputed interest rate of 5.0% at June 30, 2019. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is due in the third quarter of 2020 and has been classified as other long-term assets on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the six months ended June 30, 2019 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2018	$28.0
Provisions made during the period	16.2
Actual costs incurred during the period	(15.6)
Balance as of June 30, 2019	$28.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2019	December 31, 2018
Deferred product revenue:
Undelivered product commitments and other product deferrals	$142.0	$163.3
Deferred gross product revenue	142.0	163.3
Deferred cost of product revenue	(8.6)	(18.9)
Deferred product revenue, net	133.4	144.4
Deferred service revenue	1,068.0	1,069.2
Total	$1,201.4	$1,213.6
Reported as:
Current	$820.0	$829.3
Long-term	381.4	384.3
Total	$1,201.4	$1,213.6

Revenue

See Note 12, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $15.0 million and $40.6 million included in deferred revenue at January 1, 2019 was recognized during the three and six months ended June 30, 2019, respectively. Service revenue of $190.5 million and $456.8 million included in deferred revenue at January 1, 2019 was recognized during the three and six months ended June 30, 2019, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2019 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$142.0	$115.3	$23.3	$3.4
Service	1,068.0	713.3	297.0	57.7
Total	$1,210.0	$828.6	$320.3	$61.1

Deferred Commissions

Deferred commissions were $23.4 million as of June 30, 2019. For the three and six months ended June 30, 2019, amortization expense for the deferred commissions was $31.2 million and $66.1 million, respectively. There were no impairment charges recognized during the three and six months ended June 30, 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$19.8	$16.0	$43.3	$30.9
Interest expense	(22.0)	(25.9)	(46.2)	(51.9)
(Loss) gain on investments, net	(2.8)	0.6	(1.2)	0.1
Other	0.4	0.4	1.3	(2.1)
Other expense, net	$(4.6)	$(8.9)	$(2.8)	$(23.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Restructuring Charges

During the first quarter of 2019, the Company initiated a restructuring plan (the "2019 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, improve productivity, and enhance cost efficiencies. During the second quarter of 2019, the Company amended the 2019 Restructuring Plan and undertook certain further actions that resulted in additional severance, additional facility consolidation, and contract termination costs.

During the three and six months ended June 30, 2019, the Company recorded $7.0 million and $22.1 million of severance costs related to workforce reductions, $1.9 million and $2.1 million of facility consolidations, and $12.5 million of contract termination costs, respectively, to restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2019 and prior year restructuring plans (in millions):

	December 31, 2018	Charges	Cash Payments	Other	June 30, 2019
Severance	$1.1	$22.1	$(19.2)	$—	$4.0
Facility consolidations	—	2.1	(0.1)	(2.0)	—
Contract terminations	—	12.5	—	(0.2)	12.3
Total	$1.1	$36.7	$(19.3)	$(2.2)	$16.3

The Company expects to pay the remaining restructuring liabilities by the end of the third quarter of 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt

Revolving Credit Facility

In April 2019, the Company entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement. As of June 30, 2019, there were no amounts outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will bear interest, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.375%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.910% and 1.375%, depending on the Company's public debt rating. Base rate is defined as the greatest of (A) Citibank's base rate, (B) the federal funds rate plus 0.500% or (C) the ICE Benchmark Administration Settlement Rate applicable to dollars for a period of one month plus 1.00%. The Eurocurrency rate is determined for U.S. dollars and Pounds Sterling as the rate at which deposits in such currency are offered in the London interbank market for the applicable interest period and for Euro as the rate specified for deposits in Euro with a maturity comparable to the applicable interest period.

The Revolving Credit Facility requires the Company to maintain a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, the Company is permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters) and an interest coverage ratio no less than 3.0x during the term of the credit facility. As of June 30, 2019, the Company was in compliance with all covenants in the Credit Agreement.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends
Per share	$0.19	$0.18	$0.38	$0.36
Amount	$65.5	$62.8	$131.7	$124.9

Repurchased under the 2018 Stock Repurchase Program
Shares	8.6	—	8.6	23.3
Average price per share	$27.94	$—	$27.94	$25.80
Amount	$300.0	$—	$300.0	$750.0

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019 and April 25, 2019, respectively, which was paid on March 22, 2019 and June 24, 2019, respectively, to stockholders of record on March 1, 2019 and June 3, 2019, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Event, for discussion of the Company's dividend declaration subsequent to June 30, 2019.

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

On April 29, 2019, the Company entered into an ASR, to repurchase an aggregate of approximately $300.0 million of the Company’s outstanding common stock. Under the ASR, the Company made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of the Company’s common stock for an aggregate price of $240.0 million, based on the market price of $27.94 per share of the Company’s common stock on the date of the transaction. The initial shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $60.0 million is considered indexed to the Company's common stock and met all of the applicable criteria for equity classification.

The total number of shares of the Company's common stock to be ultimately received under the ASR will be calculated using the average daily volume weighted average price of the Company's stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. Final settlement of the transactions under the ASR is expected to be completed no sooner than July 1, 2019 and no later than September 26, 2019.

As of June 30, 2019, there was approximately $1.0 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy applicable tax withholding requirements upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not material during the three and six months ended June 30, 2019 and June 30, 2018.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the six months ended June 30, 2019 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2018	$25.5	$(0.9)	$(42.8)	$(18.2)
Other comprehensive income before reclassifications	3.8	0.3	1.3	5.4
Amount reclassified from accumulated other comprehensive loss	—	1.5	—	1.5
Other comprehensive income, net	3.8	1.8	1.3	6.9
Balance as of June 30, 2019	$29.3	$0.9	$(41.5)	$(11.3)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of June 30, 2019, 15.9 million and 7.4 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company also assumed or substituted stock options, RSUs, restricted stock unit awards ("RSAs"), and PSAs.

On April 1, 2019, the Company completed the acquisition of Mist. In connection with the acquisition, the Company assumed stock options, RSUs and RSAs, including those that had been granted under the Mist Systems, Inc. 2014 Equity Incentive Plan (the "Mist Plan"), and converted the awards into Juniper Networks' stock options, RSUs and RSAs, respectively, based on an exchange ratio set forth in the acquisition agreement between Juniper Networks and Mist. The Company assumed an aggregate of 1.9 million shares of stock options, RSUs and RSAs in connection with the acquisition of Mist. No additional awards can be granted under the Mist Plan.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2019 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	0.1	$20.66
Assumed upon the acquisition of Mist	1.1	5.05
Exercised	(0.1)	20.32
Expired/Canceled	(0.1)	6.55
Balance as of June 30, 2019	1.0	$4.95	8.5	$22.5

As of June 30, 2019:
Vested and expected-to-vest options	1.0	$4.95	8.5	$22.5
Exercisable options	0.1	$4.24	8.0	$2.3

Restricted Stock Unit and Performance Share Award Activities

The Company’s RSU and PSA activity and related information as of and for the six months ended June 30, 2019 were as follows (in millions, except per share amounts and years):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Outstanding RSUs, RSAs and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	17.4	$25.32
RSUs granted (1)(3)	6.7	25.51
RSUs assumed upon the acquisition of Mist	0.1	25.81
RSAs assumed upon the acquisition of Mist	0.7	27.20
PSAs granted (2)(3)	1.4	25.18
RSUs vested	(4.2)	25.89
RSAs vested	(0.1)	23.11
PSAs vested	(0.5)	26.77
RSUs canceled	(1.5)	26.12
PSAs canceled	(0.7)	23.61
Balance as of June 30, 2019	19.3	$25.29	1.3	$514.2
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

(3)
The grant date fair value of RSUs and PSAs were reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the six months ended June 30, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019 and April 25, 2019.

(4)
0.3 million shares of PSAs were modified during the six months ended June 30, 2019, which relate to PSAs granted in 2018 and PSAs assumed by the Company in connection with acquisitions consummated in 2016. Compensation cost resulting from the modifications totaled $7.3 million to be recognized over the remaining terms of the modified awards.

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

For the six months ended June 30, 2019 and June 30, 2018, shares issued under the ESPP were approximately 1.2 million and 1.3 million shares of common stock through the ESPP at an average exercise price of $22.04 and $22.23 per share, respectively. There were no stock purchases under the ESPP during the three months ended June 30, 2019 and June 30, 2018.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues - Product	$1.6	$1.7	$3.5	$3.6
Cost of revenues - Service	4.4	4.9	8.9	9.7
Research and development	26.2	29.6	38.4	73.7
Sales and marketing	15.1	14.0	24.5	27.5
General and administrative	8.4	6.4	14.3	12.5
Total	$55.7	$56.6	$89.6	$127.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$3.2	$0.1	$3.3	$0.2
RSUs, RSAs, and PSAs	47.7	52.0	76.8	117.6
ESPP	4.8	4.5	9.5	9.2
Total	$55.7	$56.6	$89.6	$127.0

As of June 30, 2019, the total unrecognized compensation cost related to unvested share-based awards was $362.7 million to be recognized over a weighted-average period of 1.8 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Routing	$416.9	$490.6	$791.6	$898.7
Switching	215.6	254.8	392.0	484.8
Security	81.4	79.5	149.0	152.2
Total product	713.9	824.9	1,332.6	1,535.7

Total service	388.6	379.2	771.6	751.0
Total	$1,102.5	$1,204.1	$2,104.2	$2,286.7

The following table presents net revenues by customer vertical(*) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cloud	$285.0	$284.4	$508.2	$555.3
Service Provider	447.2	524.9	882.8	1,005.0
Enterprise	370.3	394.8	713.2	726.4
Total	$1,102.5	$1,204.1	$2,104.2	$2,286.7

________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas:
United States	$601.2	$624.8	$1,077.8	$1,157.1
Other	47.6	50.9	114.6	106.2
Total Americas	648.8	675.7	1,192.4	1,263.3
Europe, Middle East, and Africa	291.9	308.9	578.1	616.9
Asia Pacific	161.8	219.5	333.7	406.5
Total	$1,102.5	$1,204.1	$2,104.2	$2,286.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before income taxes	$77.8	$150.9	$122.3	$192.3
Income tax provision	$31.6	$34.4	$45.0	$41.4
Effective tax rate	40.6%	22.8%	36.8%	21.5%

The Company’s effective tax rate differs from the statutory rate of 21%, primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, R&D tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments.

The Company's effective tax rate during the three and six months ended June 30, 2019, reflects the impact of an international realignment and a related write-down of certain deferred tax assets, and the inability to fully benefit certain discrete charges recorded in the prior quarter.

As of June 30, 2019, the total amount of gross unrecognized tax benefits was $181.3 million, of which $178.0 million, if recognized, would affect the effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease by up to $34.3 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$46.2	$116.5	$77.3	$150.9
Denominator:
Weighted-average shares used to compute basic net income per share	346.3	349.0	347.2	352.2
Dilutive effect of employee stock awards	2.8	2.3	4.5	4.6
Weighted-average shares used to compute diluted net income per share	349.1	351.3	351.7	356.8
Net income per share
Basic	$0.13	$0.33	$0.22	$0.43
Diluted	$0.13	$0.33	$0.22	$0.42

Anti-dilutive shares	6.8	10.2	7.0	3.9

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

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 11 years and 1 to 5 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$14.0	$25.9
Variable lease cost	2.7	5.8
Total lease cost	$16.7	$31.7

Operating cash outflows from operating leases	$12.0	$23.6
ROU assets obtained in exchange for new operating lease liabilities	$0.7	$1.3

Weighted average remaining lease term (years)	6.0	6.0
Weighted average discount rate	4.4%	4.4%

As of June 30, 2019, future minimum operating lease payments for each of the next five years and thereafter is as follows (in millions):

Years Ending December 31,	Amount
2019	$21.6
2020	48.3
2021	41.2
2022	33.5
2023	30.4
Thereafter	60.2
Total lease payments	235.2
Less: interest	(27.9)
Total	$207.3

Balance Sheet Information
Other accrued liabilities	39.8
Long-term operating lease liabilities	167.5
Total	$207.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $593.4 million as of June 30, 2019.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2019, the Company had accrued $30.8 million based on its estimate of such charges.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Subsequent Event

Dividend Declaration

On July 25, 2019, the Company announced that the Board declared a cash dividend of $0.19 per share of common stock to be paid on September 25, 2019 to stockholders of record as of the close of business on September 4, 2019.

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

We remain confident in our strategy and we are executing against our innovation roadmap, as each of our industry verticals transitions to cloud architectures. We believe our understanding of high-performance networking technology and cloud architecture and our strategy position us to capitalize on the industry transition to more automated, cost-efficient, scalable networks.

In the second quarter of 2019, we continued to execute on our product and solutions strategy and announced a cloud-managed version of our SD-WAN solution. Our Contrail Service Orchestration now gives enterprises a simple way to manage and secure the WAN infrastructure and Branch LAN and Wi-Fi networks. During the quarter we released our PTX10003 router that is 400-gig Ethernet, or 400G, ready, and our QFX5220 switch.

On April 1, 2019, we acquired Mist Systems, Inc., or Mist, a company that provides cloud-managed wireless networks powered by artificial intelligence. We believe that the acquisition of Mist will enhance our enterprise networking portfolio by combining Mist’s next-generation Wireless local area network platform, or WLAN, with our wired LAN, software-defined wide area network solution, or SD-WAN, and security solutions to deliver integrated end-to-end user and information technology, or IT, experiences.

In the second quarter of 2019, we experienced weakness within our Service Provider vertical due to timing of deployments, but we believe our relationships remain strong. With the availability of our new MX 5G line cards, our Contrail Orchestration platform and our partnership with Ericsson, we believe we are well positioned to capitalize on our Service Provider customers' 5G and other Telco product initiatives. We expect Service Provider to be down in the year 2019 as compared to 2018.

In the second quarter of 2019, Enterprise decreased primarily due to timing of our customers' deployment cycle.

In the second quarter of 2019, we experienced improved trends within our Cloud vertical primarily due to an acceleration of certain wide area deployments, which had previously been proceeding at a slower rate. In the near-term, Cloud deployment cycles remain difficult to predict.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenues	$1,102.5	$1,204.1	$(101.6)	(8)%	$2,104.2	$2,286.7	$(182.5)	(8)%
Gross margin	$636.8	$700.9	$(64.1)	(9)%	$1,219.1	$1,319.3	$(100.2)	(8)%
Percentage of net revenues	57.8%	58.2%			57.9%	57.7%
Operating income	$82.4	$159.8	$(77.4)	(48)%	$125.1	$215.3	$(90.2)	(42)%
Percentage of net revenues	7.5%	13.3%			5.9%	9.4%
Net income	$46.2	$116.5	$(70.3)	(60)%	$77.3	$150.9	$(73.6)	(49)%
Percentage of net revenues	4.2%	9.7%			3.7%	6.6%
Net income per share:
Basic	$0.13	$0.33	$(0.20)	(61)%	$0.22	$0.43	$(0.21)	(49)%
Diluted	$0.13	$0.33	$(0.20)	(61)%	$0.22	$0.42	$(0.20)	(48)%

Operating cash flows					$248.2	$441.4	$(193.2)	(44)%
Stock repurchase plan activity	$300.0	$—	$300.0	N/M	$300.0	$750.0	$(450.0)	(60)%
Cash dividends declared per common stock	$0.19	$0.18	$0.01	6%	$0.38	$0.36	$0.02	6%
DSO	54	52	2	4%

					As of
					June 30, 2019	December 31, 2018	$ Change	% Change
Deferred revenue					$1,201.4	$1,213.6	$(12.2)	(1)%
Product deferred revenue					$133.4	$144.4	$(11.0)	(8)%
Service deferred revenue					$1,068.0	$1,069.2	$(1.2)	—%
______________________
N/M - Not meaningful

•
Net Revenues: Net revenues decreased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to lower routing and switching revenues from our Service Provider and Enterprise verticals respectively. We experienced a decline in our Service Provider vertical due to the timing of deployments. Our service net revenues increased during the three months ended June 30, 2019, compared to the same periods in 2018, primarily due to strong renewal and attach rates of support contracts.

Of our top ten customers for the second quarter of 2019, four were Cloud, five were Service Provider, and one was in Enterprise. Of these customers, three were located outside of the U.S.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to higher amortization of intangible assets associated with the acquisition of Mist and lower product revenue, partially offset by higher service revenues and lower service delivery costs.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to the drivers described in the gross margin discussion above, and higher restructuring costs during the first half of 2019 that we did not incur during the same period in 2018. The decrease in operating margin during the three and six months ended June 30, 2019 was partially offset by lower personnel-related expenses compared to the same periods in 2018.

•
Operating Cash Flows: Net cash provided by operations decreased during the six months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

•
Capital Return: We continue to return capital to our stockholders. During the three months ended June 30, 2019, we entered into an accelerated share repurchase program (the "ASR") to purchase an aggregate of $300.0 million in shares. Under the ASR, we made an upfront payment of $300.0 million and received an initial delivery of 8.6 million shares for an aggregate price of $240.0 million. The ASR is still underway and is expected to settle no later than September 26, 2019. During the three and six months ended June 30, 2019, we also paid quarterly dividends of $0.19 per share, for an aggregate amount of $65.5 million and $131.7 million, respectively.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the second quarter of 2019 slightly increased, compared to the same period in 2018, primarily due to lower revenues, partially offset by lower accounts receivable resulting from lower overall invoicing volume.

•	Deferred Revenue: Total deferred revenue decreased as of June 30, 2019, compared to December 31, 2018, primarily due to the timing of the delivery of contractual commitments.

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

During the six months ended June 30, 2019, except for the change in accounting estimates and changes in certain accounting policies related to the adoption of Topic 842 described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical(*), and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Routing	$416.9	$490.6	$(73.7)	(15)%	$791.6	$898.7	$(107.1)	(12)%
Switching	215.6	254.8	(39.2)	(15)%	392.0	484.8	(92.8)	(19)%
Security	81.4	79.5	1.9	2%	149.0	152.2	(3.2)	(2)%
Total Product	713.9	824.9	(111.0)	(13)%	1,332.6	1,535.7	(203.1)	(13)%
Percentage of net revenues	64.8%	68.5%			63.3%	67.2%
Total Service	388.6	379.2	9.4	2%	771.6	751.0	20.6	3%
Percentage of net revenues	35.2%	31.5%			36.7%	32.8%
Total net revenues	$1,102.5	$1,204.1	$(101.6)	(8)%	$2,104.2	$2,286.7	$(182.5)	(8)%

Cloud	$285.0	$284.4	$0.6	—%	$508.2	$555.3	$(47.1)	(8)%
Percentage of net revenues	25.8%	23.6%			24.1%	24.3%
Service Provider	447.2	524.9	(77.7)	(15)%	882.8	1,005.0	(122.2)	(12)%
Percentage of net revenues	40.6%	43.6%			42.0%	43.9%
Enterprise	370.3	394.8	(24.5)	(6)%	713.2	726.4	(13.2)	(2)%
Percentage of net revenues	33.6%	32.8%			33.9%	31.8%
Total net revenues	$1,102.5	$1,204.1	$(101.6)	(8)%	$2,104.2	$2,286.7	$(182.5)	(8)%

Americas:
United States	$601.2	$624.8	$(23.6)	(4)%	$1,077.8	$1,157.1	$(79.3)	(7)%
Other	47.6	50.9	(3.3)	(6)%	114.6	106.2	8.4	8%
Total Americas	648.8	675.7	(26.9)	(4)%	1,192.4	1,263.3	(70.9)	(6)%
Percentage of net revenues	58.8%	56.1%			56.7%	55.2%
EMEA	291.9	308.9	(17.0)	(6)%	578.1	616.9	(38.8)	(6)%
Percentage of net revenues	26.5%	25.7%			27.5%	27.0%
APAC	161.8	219.5	(57.7)	(26)%	333.7	406.5	(72.8)	(18)%
Percentage of net revenues	14.7%	18.2%			15.8%	17.8%
Total net revenues	$1,102.5	$1,204.1	$(101.6)	(8)%	$2,104.2	$2,286.7	$(182.5)	(8)%
________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

Product net revenues decreased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to Service Provider and Enterprise, impacting routing and switching.

Routing and switching revenue decreased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in our Service Provider vertical resulting from lower net revenues from our MX product family, and a decrease in our Enterprise vertical resulting from lower net revenues from our QFX product family.

Service net revenues increased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to strong renewal and attach rates of support contracts.

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Product net revenues decreased during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to Service Provider and Cloud, impacting routing and switching.

Routing and switching revenue decreased during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in our Service Provider vertical resulting from lower net revenues from our MX product family, and a decrease in our Cloud vertical resulting in lower net revenues from our QFX product family.

Service net revenues increased during the six months ended June 30, 2019, compared to the same period in 2018, due to strong renewal and attach rates of support contracts.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product gross margin	$399.6	$488.3	$(88.7)	(18)%	$748.3	$892.7	$(144.4)	(16)%
Percentage of product revenues	56.0%	59.2%			56.2%	58.1%
Service gross margin	237.2	212.6	24.6	12%	470.8	426.6	44.2	10%
Percentage of service revenues	61.0%	56.1%			61.0%	56.8%
Total gross margin	$636.8	$700.9	$(64.1)	(9)%	$1,219.1	$1,319.3	$(100.2)	(8)%
Percentage of net revenues	57.8%	58.2%			57.9%	57.7%

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

Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to higher amortization of intangible assets associated with the recent acquisition of Mist, lower revenue, partially offset by growth in our software revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales; however, there can be no guarantee that these efforts will be successful or that they will be realized in the time frame we anticipate.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to lower service delivery costs and higher revenue.

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Product gross margin

Product gross margin as a percentage of product revenues decreased during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to lower revenue, partially offset by growth in our software revenue.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to lower service delivery costs and a one-time recovery of goods and services tax.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$244.0	$248.8	$(4.8)	(2)%	$471.6	$518.2	$(46.6)	(9)%
Percentage of net revenues	22.1%	20.6%			22.4%	22.7%
Sales and marketing	229.0	238.3	(9.3)	(4)%	457.5	477.7	(20.2)	(4)%
Percentage of net revenues	20.8%	19.8%			21.7%	20.9%
General and administrative	60.0	54.2	5.8	11%	128.2	110.2	18.0	16%
Percentage of net revenues	5.5%	4.5%			6.1%	4.8%
Restructuring charges (benefits)	21.4	(0.2)	21.6	N/M	36.7	(2.1)	38.8	N/M
Percentage of net revenues	1.9%	—%			1.8%	(0.1)%
Total operating expenses	$554.4	$541.1	$13.3	2%	$1,094.0	$1,104.0	$(10.0)	(1)%
Percentage of net revenues	50.3%	44.9%			52.0%	48.3%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

During the three months ended June 30, 2019, compared to the same period in 2018, total operating expenses increased primarily due to higher restructuring charges in connection with a restructuring plan that was initiated in the first quarter of 2019 (the "2019 Restructuring Plan"). During the second quarter of 2019, the Company amended the 2019 Restructuring Plan and undertook certain further actions that resulted in additional severance, additional facility consolidation, and contract termination costs. The increase in total operating expenses was partially offset by lower personnel-related expenses, driven by a decrease in variable compensation expense, specifically in sales and marketing, or S&M, and lower salaries and wages driven by a decrease in headcount as a result of restructuring actions.

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

During the six months ended June 30, 2019, compared to the same period in 2018, total operating expenses decreased primarily due to lower personnel-related expenses, driven by a decrease in share-based compensation expense, specifically in research and development, or R&D, and lower salaries and wages driven by a decrease in headcount as a result of restructuring actions, specifically in S&M. Our general and administrative increased primarily due to costs related to the acquisition of Mist Systems. The decrease in total operating expenses was partially offset by higher restructuring charges.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$19.8	$16.0	$3.8	24%	$43.3	$30.9	$12.4	40%
Interest expense	(22.0)	(25.9)	3.9	(15)%	(46.2)	(51.9)	5.7	(11)%
(Loss) gain on investments, net	(2.8)	0.6	(3.4)	N/M	(1.2)	0.1	(1.3)	N/M
Other	0.4	0.4	—	—%	1.3	(2.1)	3.4	N/M
Total other expense, net	$(4.6)	$(8.9)	$4.3	(48)%	$(2.8)	$(23.0)	$20.2	(88)%
Percentage of net revenues	(0.4)%	(0.7)%			(0.1)%	(1.0)%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

Total other expense, net decreased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in interest expense, as a result of lower total debt, and an increase in interest income related to our fixed income investment portfolio, as a result of higher yields.

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Total other expense, net decreased during the six months ended June 30, 2018, compared to the same period in 2018, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields.

Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax provision	$31.6	$34.4	$(2.8)	(8)%	$45.0	$41.4	$3.6	9%
Effective tax rate	40.6%	22.8%			36.8%	21.5%

The effective tax rate increased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to a change in the level of discrete items in the comparative period. For further explanation of our income tax provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

On July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On August 7, 2018, the Court withdrew its opinion to allow time for a reconstituted panel to confer. On June 7, 2019, the Court upheld the cost-sharing regulations, subject to the right of appeal by Altera. On July 22, 2019, Altera petitioned the Court for rehearing. We will continue to monitor ongoing developments and potential impacts to our financial statements. If a judicial decision against Altera had been finalized in the reporting period, our effective tax rate for the three and six months ended June 30, 2019 would have been higher.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2019	December 31, 2018	$ Change	% Change
Working capital	$1,992.4	$2,739.3	$(746.9)	(27)%

Cash and cash equivalents	$1,381.3	$2,489.0	$(1,107.7)	(45)%
Short-term investments	1,418.9	1,070.1	348.8	33%
Long-term investments	74.8	199.0	(124.2)	(62)%
Total cash, cash equivalents, and investments	2,875.0	3,758.1	(883.1)	(23)%
Short-term portion of long-term debt	299.5	349.9	(50.4)	(14)%
Long-term debt	1,490.5	1,789.1	(298.6)	(17)%
Cash, cash equivalents, and investments, net of debt	$1,085.0	$1,619.1	$(534.1)	(33)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$248.2	$441.4	$(193.2)	(44)%
Net cash (used in) provided by investing activities	$(556.9)	$1,083.3	$(1,640.2)	(151)%
Net cash used in financing activities	$(755.8)	$(866.4)	$110.6	(13)%

Operating Activities

Net cash provided by operations decreased during the six months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

Investing Activities

Net cash used in investing activities was $556.9 million during the six months ended June 30, 2019, compared to net cash provided by investing activities of $1,083.3 million for the same period in 2018. During the six months ended June 30, 2019, the payment for the acquisition of Mist was $270.9 million and net purchases of investments was $230.8 million. During the six months ended June 30, 2018, net proceeds from sales, maturities and redemptions of investments was $1,194.1 million, primarily from the liquidation of repatriated offshore investments to fund the accelerated share repurchase program ("2018 ASR") discussed below.

Financing Activities

Net cash used in financing activities decreased during the six months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to the payment of $750.0 million pursuant to the 2018 ASR during the six months ended June 30, 2018 compared to the payment of $300.0 million pursuant to a new accelerated share repurchase program ("2019 ASR") for the same period in 2019 as described further below, partially offset by the payment of $350.0 million for our Senior Notes that matured during the six months ended June 30, 2019.

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

On April 29, 2019, we entered into the 2019 ASR, to repurchase an aggregate of approximately $300.0 million of our outstanding common stock. We made an up-front payment of $300.0 million pursuant to the 2019 ASR and received and retired an initial 8.6 million shares of our common stock for an aggregate price of $240.0 million based on the market value of our common stock on the date of the transaction.

As of June 30, 2019, there was approximately $1.0 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program may be discontinued at any time. See Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion of our share purchase program.

We declared and paid cash dividends of $0.19 per share, totaling $65.5 million and $131.7 million during the three and six months ended June 30, 2019, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2019.

Revolving Credit Facility

In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Prior Revolving Credit Facility was terminated substantially concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement. As of June 30, 2019, we were in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Act, we repatriated approximately $3.0 billion of our cash, cash equivalents, and investments balance from outside of the U.S. as of June 30, 2019. We expect the new territorial tax system to provide us with lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders. See Note 16, Subsequent Event, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for our subsequent events impacting liquidity.
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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to:

•	unpredictable ordering patterns and limited or reduced visibility into our customers’ spending plans and associated revenue;

•	changes in customer mix;

•	changes in the demand for our products and services;

•	changes in the mix of products and services sold;

•	changes in the mix of geographies in which our products and services are sold;

•	changing market and economic conditions, including the impact of tariffs;

•	current and potential customer, partner and supplier consolidation and concentration;

•	price and product competition;

•	long sales, qualification and implementation cycles;

•	success in new and evolving markets and emerging technologies;

•	how well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;

•	ability of our customers, channel partners, contract manufacturers and suppliers to purchase, market, sell, manufacture or supply our products (or components of our products) and services;

•	financial stability of our customers, including the solvency of private sector customers and statutory authority for government customers to purchase goods and services;

•	our ability to achieve targeted cost reductions;

•	changes in tax laws or accounting rules, or interpretations thereof;

•	changes in the amount and frequency of share repurchases or dividends;

•	regional economic and political conditions; and

•	seasonality.

For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. In addition, while we may have backlog orders for products that have not shipped, we believe that our backlog may not be a reliable indicator of future operating results for a number of reasons, including project delays, changes in project scope and the fact that our customers may cancel purchase orders or change delivery schedules without significant penalty. Furthermore, market trends, competitive pressures, commoditization of products, rebates and discounting, increased component or logistics costs, issues with product quality, regulatory impacts, tariffs and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

As a result of the factors described above, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. In some prior periods , our operating results have been below our guidance, our long-term financial model or the expectations of securities analysts or investors, which has at times coincided with a decline in the price of our common stock. This may happen again in the future, in which case the price of our common stock may decline. Such a decline could also occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

We expect our gross margins and operating margins to vary over time.

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, modifications to our pricing strategy in order to gain footprint in certain markets or with certain customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2018, our margins decreased as compared to fiscal year 2017, primarily due to lower net revenues and product mix. In fiscal year 2017, our margins decreased as compared to fiscal year 2016, primarily due to lower product net revenues and product mix, resulting from the year-over-year decline in routing revenues, our customers' architectural shifts, and higher costs of certain memory components. In fiscal year 2016, our margins decreased compared to fiscal year 2015, primarily due to elevated pricing pressure and product mix. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, while we will continue to remain diligent in our long-term financial objective to increase revenue and operating margins and manage our operating expenses as a percentage of revenue, we expect that our margins will vary with our ability to achieve these goals. We can provide no assurance that we will be able to achieve all or any of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, CenturyLink, Inc.'s acquisition of Level 3 Communications, Inc., Vodafone India’s acquisition of Idea Cellular Ltd. and T-Mobile US, Inc.'s proposed acquisition of Sprint Corp., which was recently approved by the U.S. Justice Department.) and that consolidation trend has continued. Certain telecommunications companies have also moved towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisition of Yahoo, AT&T’s acquisition of Time Warner, and Comcast's acquisition of Sky. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we serve. The routing and switching markets have historically been dominated by Cisco Systems, Inc., or Cisco, with competition coming from other companies such as Nokia Corporation, Arista Networks, Inc., Hewlett Packard Enterprise Co., and Huawei Technologies Co., Ltd. In the security market, we face intense competition from Cisco and Palo Alto Networks, Inc., as well as companies such as Check Point Software Technologies, Ltd., and Fortinet, Inc. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

Additionally, we determine our operating expenses largely on the basis of our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continuous pricing pressures and a constantly evolving industry. We may not be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional wide area network, or WAN, infrastructures towards software-defined WAN, or SD-WAN, has been receiving considerable attention. In our view, it will take several years to see the full impact of SD-WAN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. In addition, if we invest time, energy and resources in developing products for a market that does not develop, it could likewise significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which could include failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in their manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, a significant portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including import tariffs, disruptions to our supply chain, or regional conflicts. For example, the United States recently imposed a tariff on networking products imported from China; this includes certain products that we import into and sell within the United States. If we cannot fully mitigate the impact of the tariffs, the increased cost could translate into higher prices for our customers, reduced customer demand or increased cost of goods sold. In addition, increased costs of production or delays in production caused by any relocation of contract manufacturing facilities could impact the global competitiveness of our products. Each of these factors could adversely affect our business, financial condition and results of operations.

We are dependent on sole source and limited source suppliers, including for key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources for many of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, we have experienced industry-wide supply constraints related to power management components. In addition, some components used in our networking solutions have in the past and may in the future experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, the use of certain components we share in common with other companies, in IT spending or the economy in general, is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer. Additionally, if certain components that we receive from our suppliers have defects or other quality issues, we may have to replace or repair such components, and we could be subject to claims based on warranty, product liability, epidemic or delivery failures that could lead to significant expenses. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments, revenue charges that impact our gross margins, and/or warranty or other claims or costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation and Intel Corporation acquired Altera Corporation. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts which may impact our gross margins. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control or may seek to impose significant price increases. Any disruptions to our supply chain or significant increase in components cost could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, have been and are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors, including but not limited to nation states, criminal enterprises, and terrorist organizations, on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be vulnerable in the future to breaches or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breaches due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach or attack compromises our networks, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, including regulatory entities, and suffer reputational and financial harm. In addition, hardware, components and software (including operating system software) and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks or expose us or our products to cyber attacks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time. Furthermore, third parties may attempt to exfiltrate data through the introduction into the Information and Communications Technology supply chain of malicious products and components that are designed to defeat or circumvent encryption and other cybersecurity measures, and if successful, such actions could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

When vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions as required and notify customers, business partners, and suppliers when appropriate. All of this requires significant resources and time and attention from management and our employees.

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

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces between the two. For example, on December 31, 2018, we entered into a Master Services Agreement and certain Statements of Work with IBM pursuant to which we will outsource significant portions of our IT and other administrative functions following a transition period. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. For example, we acquired Mist Systems in 2019, HTBase in 2018 and Cyphort in 2017. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, and the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate or integrate any acquired business or if we are unable to efficiently operate as a combined organization, including through the use of common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. In 2018, the United States imposed tariffs on a large variety of products of China origin. As a result, beginning September 24, 2018, a large portion of Juniper products manufactured in China became subject to a 10% tariff on importation into the U.S. While the United States government postponed a planned rate increase to 25% while bilateral trade negotiations were on-going, the U.S. President announced on May 5, 2019, that the 25% rate would go into effect on May 10, 2019 due to the lack of negotiation progress. In July 2019, the U.S. President reiterated his readiness to impose 25% tariffs on all remaining Chinese imports if negotiations are not successful and on August 1, 2019, he announced that he would impose a 10% tariff on all remaining Chinese imports effective September 1, 2019 during the ongoing negotiations; such action could subject certain components of Juniper products to tariff on importation into the U.S. Depending upon its duration and implementation, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales.

On May 30, 2019, the U.S. President announced his intention to impose a tariff on imports from Mexico effective June 10, 2019. The tariff rate was to start at 5% and gradually increase to 25% over the course of several months unless and until Mexico took steps to reduce the number of migrant crossings over the US-Mexico border. While the President subsequently announced a delay of the tariff, he left open the possibility that the United States could impose a tariff in the near future. As the President never issued an order imposing the tariff, its exact scope was not known. Juniper does obtain products having Mexico as their country-of-origin, so it is possible that we would be subject to any such tariff. Should the United States impose the tariff, we will determine its impact on our operations and conditions.

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

For example, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the EU laws that previously applied. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which will become effective January 1, 2020. The CCPA will, among other requirements, require covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. Legislators have stated that they intend to propose amendments to the CCPA before the effective date. It remains unclear the extent or timing of any modifications that will be made to the CCPA, or how such modifications will be interpreted. The effects of the CCPA potentially are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, within the EU, the U.S., U.K., and elsewhere, including the classification of IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of June 30, 2019, our goodwill was $3,338.3 million and our intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On August 7, 2018, the Court withdrew its opinion to allow time for a reconstituted panel to confer. On June 7, 2019, the Court upheld the cost-sharing regulations. On July 22, 2019, Altera petitioned the Court for a rehearing. Pending final resolution of the Altera case, the Company’s position on cost-sharing of share-based compensation remains unchanged. If the final judicial decision is not in favor of Altera, we expect our effective tax rate and current income tax payable to be higher. We are monitoring this case and any impact the final resolution may have on our financial statements. In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, made significant changes to the taxation of U.S. business entities that may have a meaningful impact to our provision for income taxes. These changes included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act required significant judgments and estimates that are based on current interpretations of the Tax Act. The U.S. Department of the Treasury continues to issue regulations that affect various components of the Act. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Act.

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

There remains significant risk that the U.K. will exit from the EU without agreement between the EU and U.K. on terms addressing customs and trade matters. The U.K.’s new Prime Minister has indicated that the U.K. must prepare for a no-deal Brexit. If it occurs, this “Hard Brexit” scenario would mean, among other things, that U.K. Customs would have to clear a far greater daily volume of imports than it has ever had to before. If U.K. Customs is not able to handle such increased volume, significant delays in imports may very well result, thereby potentially producing a short-term material adverse effect on our business. Hard Brexit could result in further short-term uncertainty and currency volatility. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete.

Our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other nations. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States recently reached a new trilateral trade agreement with the Governments of Canada and Mexico to replace the North American Free Trade Agreement (NAFTA). If the United States either withdraws from NAFTA or fails to ratify the new agreement, known as the United States-Mexico-Canada Agreement (U.S.MCA), our cost of doing business within the three countries could increase.

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

Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our control. These risks include, but are not limited to, disruption in services and the failure to protect the security and integrity of our data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks, if they occur, could have a material adverse effect on our operations and financial results. In addition, we could face significant additional costs or business disruption if our arrangement with IBM is terminated or impaired and we cannot find alternative IT services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to return these services in-house.

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

As of June 30, 2019, we have issued $1,800.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $1,790.0 million in total outstanding debt. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The credit agreement will terminate in April 2024, at which point all amounts borrowed must be repaid (subject to two one-year maturity extension options). As of June 30, 2019, no amounts were outstanding under the Revolving Credit Facility.

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

The indentures that govern the Notes contain various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

The Credit Agreement contains two financial covenants along with customary affirmative and negative covenants that include the following:

•	maintenance of a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, we are permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters) and an interest coverage ratio no less than 3.0x

•
covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type.

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness, which could result in an event of default under our other debt instruments. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Notes, and the Revolving Credit Facility (if drawn upon).

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

In November 2018, we announced that for 2019, we intend to target a capital return policy, inclusive of share repurchases and dividends, of approximately 75% of annual free cash flow. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. In January 2018, we announced that our Board of Directors approved a new $2.0 billion buyback authorization, which replaced our prior authorization. In January 2019, our Board of Directors declared an increase to our quarterly cash dividend to $0.19 per share. In April 2019, as a part of our buyback authorization, we entered into a $300.0 million accelerated share repurchase program, or ASR, which will be completed in the third quarter of 2019, of which $240.0 million was for the initial repurchase and $60.0 million is a forward contract. Any failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities and equity securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At June 30, 2019, we had $1,381.3 million in cash and cash equivalents and $1,493.7 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $93.4 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Our stock price may fluctuate.

Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, liabilities or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. From time to time, economic weakness has contributed to extreme price and volume fluctuations in global stock markets that have also reduced the market price of many technology company stocks, including ours. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended June 30, 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2019	8.6	$27.94	8.6	$1,010.0
May 1 - May 31, 2019	—	$—	—	$1,010.0
June 1 - June 30, 2019	—	$—	—	$1,010.0
Total	8.6	$—	8.6
________________________________

(1)
Shares were repurchased under our Board approved 2018 Stock Repurchase Program, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements, including Rule 10b-18 promulgated under the Exchange Act. This program may be discontinued at any time. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting, see Note 10, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

As part of the 2018 Stock Repurchase Program, on April 29, 2019, we entered into the 2019 ASR to repurchase an aggregate of approximately $300.0 million of our outstanding common stock. Under the ASR, we made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of our common stock for an aggregate price of $240.0 million, based on the market price of $27.94 per share of our common stock on the date of the transaction. The initial shares received by us were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $60.0 million is considered indexed to the Company's common stock and met all of the applicable criteria for equity classification. For further explanation of our ASR, see Note 10, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (which is incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q filed on May 9, 2019)

10.2
Share Repurchase Transaction Agreement, dated April 29, 2019 between Juniper Networks, Inc. and J.P. Morgan Chase Bank, National Association (which is incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 10-Q filed on May 9, 2019)

10.3	Mist Systems, Inc. 2014 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of the Registrant's Form S-8-filed on April 2, 2019)

10.4	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.
**Furnished herewith.
+Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

August 7, 2019	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)