Form 10-Q
period 2019-09-30
JUNIPER NETWORKS INC
filed 2019-11-06
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 334,707,050 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 4, 2019.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Product	$743.2	$794.7	$2,075.8	$2,330.4
Service	389.9	385.1	1,161.5	1,136.1
Total net revenues	1,133.1	1,179.8	3,237.3	3,466.5
Cost of revenues:
Product	304.0	312.5	888.3	955.5
Service	150.7	156.3	451.5	480.7
Total cost of revenues	454.7	468.8	1,339.8	1,436.2
Gross margin	678.4	711.0	1,897.5	2,030.3
Operating expenses:
Research and development	244.5	253.8	716.1	772.0
Sales and marketing	235.3	224.8	692.8	702.5
General and administrative	61.2	67.9	189.4	178.1
Restructuring (benefits) charges	(1.1)	4.4	35.6	2.3
Total operating expenses	539.9	550.9	1,633.9	1,654.9
Operating income	138.5	160.1	263.6	375.4
Other expense, net	(20.4)	(8.1)	(23.2)	(31.1)
Income before income taxes	118.1	152.0	240.4	344.3
Income tax provision (benefit)	18.8	(71.8)	63.8	(30.4)
Net income	$99.3	$223.8	$176.6	$374.7

Net income per share:
Basic	$0.29	$0.65	$0.51	$1.07
Diluted	$0.29	$0.64	$0.50	$1.05
Shares used in computing net income per share:
Basic	342.2	346.2	345.5	350.1
Diluted	345.5	350.5	350.1	355.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$99.3	$223.8	$176.6	$374.7
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses, net of tax (provision) of zero and ($0.8) during the three and nine months ended September 30, 2019, respectively, and tax (provision) benefit of ($0.3) and $0.9 for the comparable periods in 2018, respectively	—	0.9	3.8	(0.6)
Net realized losses reclassified into net income, net of tax provisions of zero for each period	(0.1)	—	(0.1)	0.9
Net change on available-for-sale debt securities, net of tax	(0.1)	0.9	3.7	0.3
Cash flow hedges:
Change in net unrealized gains and losses, net of tax provisions of $0.2 and $1.3 during the three and nine months ended September 30, 2019, respectively, and tax benefits of $1.5 and $2.7 for the comparable periods in 2018, respectively	(12.6)	(4.6)	(12.3)	(5.9)
Net realized (gains) and losses reclassified into net income, net of tax provisions of $0.7 and $1.5 during the three and nine months ended September 30, 2019, respectively, and tax (benefit) provision of ($0.5) and $0.3 for the comparable periods in 2018, respectively	1.5	2.6	3.0	(5.5)
Net change on cash flow hedges, net of tax	(11.1)	(2.0)	(9.3)	(11.4)
Change in foreign currency translation adjustments	(4.3)	(7.0)	(3.0)	(13.7)
Other comprehensive (loss) income, net of tax	(15.5)	(8.1)	(8.6)	(24.8)
Comprehensive income	$83.8	$215.7	$168.0	$349.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,204.8	$2,489.0
Short-term investments	1,040.8	1,070.1
Accounts receivable, net of allowances	635.8	754.6
Prepaid expenses and other current assets	306.1	268.1
Total current assets	3,187.5	4,581.8
Property and equipment, net	848.7	951.7
Operating lease assets	171.9	—
Long-term investments	581.1	199.0
Purchased intangible assets, net	195.7	118.5
Goodwill	3,338.3	3,108.8
Other long-term assets	430.4	403.5
Total assets	$8,753.6	$9,363.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$229.0	$208.8
Accrued compensation	176.9	221.0
Deferred revenue	741.6	829.3
Short-term portion of long-term debt	—	349.9
Other accrued liabilities	275.4	233.5
Total current liabilities	1,422.9	1,842.5
Long-term debt	1,687.6	1,789.1
Long-term deferred revenue	377.1	384.3
Long-term income taxes payable	402.0	404.4
Long-term operating lease liabilities	163.5	—
Other long-term liabilities	58.1	119.8
Total liabilities	4,111.2	4,540.1
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 341.0 shares and 346.4 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	7,501.9	7,672.8
Accumulated other comprehensive loss	(26.8)	(18.2)
Accumulated deficit	(2,832.7)	(2,831.4)
Total stockholders' equity	4,642.4	4,823.2
Total liabilities and stockholders' equity	$8,753.6	$9,363.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$176.6	$374.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	147.1	180.2
Depreciation, amortization, and accretion	155.5	159.2
Operating lease assets expense	32.0	—
Loss on extinguishment of debt	15.3	—
Other	3.6	3.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	125.2	200.9
Prepaid expenses and other assets	(33.8)	43.9
Accounts payable	19.1	(27.6)
Accrued compensation	(45.4)	(4.2)
Income taxes payable	(8.7)	(244.0)
Other accrued liabilities	(49.5)	(14.5)
Deferred revenue	(103.8)	(23.4)
Net cash provided by operating activities	433.2	648.7
Cash flows from investing activities:
Purchases of property and equipment	(83.5)	(110.9)
Purchases of available-for-sale debt securities	(2,789.6)	(608.1)
Proceeds from sales of available-for-sale debt securities	1,035.0	1,012.2
Proceeds from maturities and redemptions of available-for-sale debt securities	1,410.1	446.6
Purchases of equity securities	(10.2)	(8.1)
Proceeds from sales of equity securities	5.0	29.8
Payments for business acquisitions, net of cash and cash equivalents acquired	(270.9)	—
Subsequent payments related to acquisitions in prior years	—	(31.5)
Net cash (used in) provided by investing activities	(704.1)	730.0
Cash flows from financing activities:
Repurchase and retirement of common stock	(354.9)	(755.5)
Proceeds from issuance of common stock	55.4	56.8
Payment of dividends	(196.4)	(187.0)
Payment of debt	(950.0)	—
Issuance of debt, net	495.2	—
Payment for debt extinguishment costs	(14.6)	—
Change in customer financing arrangement	—	(16.9)
Other	—	(1.5)
Net cash used in financing activities	(965.3)	(904.1)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3.6)	(10.9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,239.8)	463.7
Cash, cash equivalents, and restricted cash at beginning of period	2,505.8	2,059.1
Cash, cash equivalents, and restricted cash at end of period	$1,266.0	$2,522.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2
Net income	—	—	—	99.3	99.3
Other comprehensive loss, net	—	—	(15.5)	—	(15.5)
Issuance of common stock	1.7	25.7	—	—	25.7
Repurchase and retirement of common stock	(5.2)	(67.8)	—	(43.3)	(111.1)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	60.0	—	—	60.0
Share-based compensation expense	—	57.5	—	—	57.5
Payments of cash dividends ($0.19 per share of common stock)	—	(64.7)	—	—	(64.7)
Balance at September 30, 2019	341.0	$7,501.9	$(26.8)	$(2,832.7)	$4,642.4

	Three Months Ended September 30, 2018
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2018	349.4	$7,609.8	$(16.4)	$(3,175.7)	$4,417.7
Net income	—	—	—	223.8	223.8
Other comprehensive loss, net	—	—	(8.1)	—	(8.1)
Issuance of common stock	1.7	27.3	—	—	27.3
Repurchase and retirement of common stock	(6.0)	(80.2)	—	(71.1)	(151.3)
Purchase of equity forward contract	—	150.0	—	—	150.0
Share-based compensation expense	—	53.6	—	—	53.6
Payments of cash dividends ($0.18 per share of common stock)	—	(62.1)	—	—	(62.1)
Balance at September 30, 2018	345.1	$7,698.4	$(24.5)	$(3,023.0)	$4,650.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	176.6	176.6
Other comprehensive loss, net	—	—	(8.6)	—	(8.6)
Issuance of common stock	8.5	55.4	—	—	55.4
Repurchase and retirement of common stock	(13.9)	(181.7)	—	(173.2)	(354.9)
Common stock assumed upon business combination	—	4.7	—	—	4.7
Share-based compensation expense	—	147.1	—	—	147.1
Payments of cash dividends ($0.57 per share of common stock)	—	(196.4)	—	—	(196.4)
Cumulative adjustment upon adoption of Accounting Standards Update ("ASU") 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at September 30, 2019	341.0	$7,501.9	$(26.8)	$(2,832.7)	$4,642.4

	Nine Months Ended September 30, 2018
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2017	365.5	$8,042.1	$(5.4)	$(3,355.8)	$4,680.9
Net income	—	—	—	374.7	374.7
Other comprehensive loss, net	—	—	(24.8)	—	(24.8)
Issuance of common stock	9.1	56.8	—	—	56.8
Repurchase and retirement of common stock	(29.5)	(394.6)	—	(360.9)	(755.5)
Share-based compensation expense	—	181.1	—	—	181.1
Payments of cash dividends ($0.54 per share of common stock)	—	(187.0)	—	—	(187.0)
Cumulative adjustment upon adoption of ASU 2014-09 ("Topic 606"), net	—	—	—	324.7	324.7
Reclassification of tax effects upon adoption of ASU 2018-02 ("Topic 220"), net	—	—	5.7	(5.7)	—
Balance at September 30, 2018	345.1	$7,698.4	$(24.5)	$(3,023.0)	$4,650.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future period.

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

Leases: On January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), and the related subsequent amendments ("ASC 842"), which require recognition by the lessees of right-of-use ("ROU") assets and lease liabilities for most leases on the Company's Condensed Consolidated Balance Sheets. The Company adopted the new standard under the modified retrospective approach and recorded a cumulative-effect adjustment to the opening balance of accumulated deficit as of the effective date. Under the modified retrospective method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients, which did not require the reassessment of existing leases under the new guidance. The Company also elected not to separate non-lease components from lease components and to not recognize ROU assets and lease liabilities for short-term leases.

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

The adoption of the standard had no impact on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. See Note 15, Commitments and Contingencies, for additional disclosures required upon adopting the standard.

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of September 30, 2019, the Company did not have any finance leases. Operating leases are included in operating lease ROU assets, other accrued liabilities, and operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments not dependent on an index or a rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the noncancelable period, including any rent-free periods provided by the lessor, and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs are recognized on a straight-line basis over the lease term.

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

Acquisition-related costs were not material during the three and nine months ended September 30, 2019 and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2019 and December 31, 2018 (in millions):

	As of September 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$77.4	$0.1	$—	$77.5	$46.8	$—	$(0.3)	$46.5
Certificates of deposit	70.6	—	(0.1)	70.5	152.9	—	—	152.9
Commercial paper	259.9	—	—	259.9	393.6	—	—	393.6
Corporate debt securities	713.0	0.6	(0.3)	713.3	416.1	—	(3.1)	413.0
Foreign government debt securities	15.2	—	—	15.2	20.0	—	(0.1)	19.9
Time deposits	17.4	—	—	17.4	278.6	—	—	278.6
U.S. government agency securities	52.0	—	—	52.0	87.2	—	(0.2)	87.0
U.S. government securities	578.7	0.4	(0.4)	578.7	811.8	—	(0.5)	811.3
Total fixed income securities	1,784.2	1.1	(0.8)	1,784.5	2,207.0	—	(4.2)	2,202.8
Privately-held debt and redeemable preferred stock securities	16.1	37.4	—	53.5	16.6	37.4	—	54.0
Total available-for-sale debt securities	$1,800.3	$38.5	$(0.8)	$1,838.0	$2,223.6	$37.4	$(4.2)	$2,256.8

Reported as:
Cash equivalents	$163.2	$—	$—	$163.2	$936.5	$—	$—	$936.5
Short-term investments	1,039.4	0.9	(0.1)	1,040.2	1,069.2	—	(1.9)	1,067.3
Long-term investments	581.6	0.2	(0.7)	581.1	201.3	—	(2.3)	199.0
Other long-term assets	16.1	37.4	—	53.5	16.6	37.4	—	54.0
Total	$1,800.3	$38.5	$(0.8)	$1,838.0	$2,223.6	$37.4	$(4.2)	$2,256.8

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,202.6	$1,203.4
Due between one and five years	581.6	581.1
Total	$1,784.2	$1,784.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018 (in millions):

	As of September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$11.3	$—	$12.0	$—	$23.3	$—
Certificates of deposit	4.9	(0.1)	—	—	4.9	(0.1)
Corporate debt securities	222.6	(0.3)	64.3	—	286.9	(0.3)
Foreign government debt securities	—	—	6.8	—	6.8	—
U.S. government agency securities	46.0	—	—	—	46.0	—
U.S. government securities	203.5	(0.4)	4.0	—	207.5	(0.4)
Total fixed income securities	$488.3	$(0.8)	$87.1	$—	$575.4	$(0.8)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$3.1	$—	$43.0	$(0.3)	$46.1	$(0.3)
Corporate debt securities	72.6	(0.1)	330.7	(3.0)	403.3	(3.1)
Foreign government debt securities	1.5	—	18.4	(0.1)	19.9	(0.1)
U.S. government agency securities	2.0	—	45.2	(0.2)	47.2	(0.2)
U.S. government securities	344.0	—	63.5	(0.5)	407.5	(0.5)
Total fixed income securities	$423.2	$(0.1)	$500.8	$(4.1)	$924.0	$(4.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2019, the Company had 290 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2019 and September 30, 2018.

During the three and nine months ended September 30, 2019 and September 30, 2018, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2019 and December 31, 2018 (in millions):

	As of
	September 30, 2019	December 31, 2018
Equity investments with readily determinable fair value
Money market funds(1)	$611.9	$996.9
Mutual funds(2)	26.4	24.3
Publicly-traded equity securities	0.6	2.8
Equity investments without readily determinable fair value	40.9	36.4
Total equity securities	$679.8	$1,060.4

Reported as:
Cash equivalents	$607.5	$985.3
Short-term investments	0.6	2.8
Prepaid expenses and other current assets	5.2	10.9
Other long-term assets	66.5	61.4
Total	$679.8	$1,060.4
________________________________

(1)
Balance includes $4.4 million and $11.6 million in restricted investments measured at fair value, related to the Company's acquisition-related escrow accounts as of September 30, 2019 and December 31, 2018, respectively.

(2)	Balance relates to restricted investments measured at fair value related to the Company's Deferred Compensation Plan.

For the three and nine months ended September 30, 2019 and September 30, 2018, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

As of September 30, 2019, the carrying value of restricted cash and investments was $92.0 million, of which $66.5 million was included in prepaid expenses and other current assets and $25.5 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (in millions):

	As of
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,204.8	$2,489.0
Restricted cash included in Prepaid expenses and other current assets	61.2	16.8
Total cash, cash equivalents, and restricted cash	$1,266.0	$2,505.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$77.5	$—	$77.5	$—	$46.5	$—	$46.5
Certificates of deposit	—	70.5	—	70.5	—	152.9	—	152.9
Commercial paper	—	259.9	—	259.9	—	393.6	—	393.6
Corporate debt securities	—	713.3	—	713.3	—	413.0	—	413.0
Foreign government debt securities	—	15.2	—	15.2	—	19.9	—	19.9
Time deposits	—	17.4	—	17.4	—	278.6	—	278.6
U.S. government agency securities	—	52.0	—	52.0	—	87.0	—	87.0
U.S. government securities	454.6	124.1	—	578.7	352.8	458.5	—	811.3
Privately-held debt and redeemable preferred stock securities	—	—	53.5	53.5	—	—	54.0	54.0
Total available-for-sale debt securities	454.6	1,329.9	53.5	1,838.0	352.8	1,850.0	54.0	2,256.8
Equity securities:
Money market funds	611.9	—	—	611.9	996.9	—	—	996.9
Mutual funds	26.4	—	—	26.4	24.3	—	—	24.3
Publicly-traded equity securities	0.6	—	—	0.6	2.8	—	—	2.8
Total equity securities	638.9	—	—	638.9	1,024.0	—	—	1,024.0
Derivative assets:
Foreign exchange contracts	—	2.5	—	2.5	—	5.3	—	5.3
Interest rate swap contracts	—	1.3	—	1.3	—	—	—	—
Total derivative assets	—	3.8	—	3.8	—	5.3	—	5.3
Total assets measured at fair value	$1,093.5	$1,333.7	$53.5	$2,480.7	$1,376.8	$1,855.3	$54.0	$3,286.1
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(14.2)	$—	$(14.2)	$—	$(7.1)	$—	$(7.1)
Interest rate swap contracts	—	(0.2)	—	(0.2)	—	—	—	—
Total derivative liabilities	—	(14.4)	—	(14.4)	—	(7.1)	—	(7.1)
Total liabilities measured at fair value	$—	$(14.4)	$—	$(14.4)	$—	$(7.1)	$—	$(7.1)

Total assets, reported as:
Cash equivalents	$621.5	$149.3	$—	$770.8	$1,025.2	$896.6	$—	$1,921.8
Short-term investments	221.7	819.1	—	1,040.8	297.5	772.6	—	1,070.1
Long-term investments	219.6	361.5	—	581.1	18.2	180.8	—	199.0
Prepaid expenses and other current assets	5.2	2.5	—	7.7	10.8	5.3	—	16.1
Other long-term assets	25.5	1.3	53.5	80.3	25.1	—	54.0	79.1
Total assets measured at fair value	$1,093.5	$1,333.7	$53.5	$2,480.7	$1,376.8	$1,855.3	$54.0	$3,286.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(14.2)	$—	$(14.2)	$—	$(7.1)	$—	$(7.1)
Other long-term liabilities	—	(0.2)	—	(0.2)	—	—	—	—
Total liabilities measured at fair value	$—	$(14.4)	$—	$(14.4)	$—	$(7.1)	$—	$(7.1)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2019, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and nine months ended September 30, 2019, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the three and nine months ended September 30, 2019.

Equity investments without readily determinable fair value are measured at fair value, when they are deemed to be impaired or when there is an adjustment from observable price changes. For the three and nine months ended September 30, 2019, there were no material impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.

As of September 30, 2019 and December 31, 2018, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,807.3 million and $2,158.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse, along with the accumulated interest paid in kind, of $73.7 million and $69.0 million approximates its fair value as of September 30, 2019 and December 31, 2018, respectively. Notes receivable are generally classified as Level 3 asset due to the lack of observable inputs to determine fair value. The carrying value of a contract manufacturer deposit of $36.9 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of September 30, 2019. See Note 7, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	September 30, 2019	December 31, 2018
Designated derivatives:
Cash flow hedges	$533.4	$497.7
Interest rate swap contracts	300.0	—
Total designated derivatives	833.4	497.7

Non-designated derivatives	161.9	158.7
Total	$995.3	$656.4

Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of cash flow hedge derivatives typically occurs every month with maturities of eighteen months or less. As of September 30, 2019, an estimated $8.8 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

The Company recognized an unrealized loss of $12.4 million and $11.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2019, respectively; and an unrealized loss of $6.1 million and $8.6 million for the comparable periods in fiscal 2018, respectively. The Company reclassified a loss of $0.8 million and $1.5 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2019, respectively, and a loss of $3.1 million and a gain of $5.8 million for the comparable periods in fiscal 2018, respectively.

In September 2019, the Company entered into interest rate swaps with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. These swaps convert the fixed interest rates of the notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). Most of the interest rate swaps will expire within ten years or less. The Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Other expense, net in the Condensed Consolidated Statements of Operations in the period of change. These derivatives are classified in the Condensed Consolidated Statements of Cash Flows in the same section as the underlying item.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Condensed Consolidated Statements of Operations were not material during the three and nine months ended September 30, 2019 and September 30, 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2019	December 31, 2018
Production and service materials	$68.1	$60.6
Finished goods	25.3	21.4
Inventory	$93.4	$82.0

Reported as:
Prepaid expenses and other current assets	$90.1	$80.6
Other long-term assets	3.3	1.4
Total	$93.4	$82.0

Deposit

The Company has a non-interest bearing deposit balance of $36.9 million, net of an unamortized discount balance of $1.9 million, to a contract manufacturer per the terms of the agreement. The discount is calculated based on an imputed interest rate of 5.0% at September 30, 2019. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is due in the third quarter of 2020 and has been classified as other long-term assets on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the nine months ended September 30, 2019 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2018	$28.0
Provisions made during the period	28.5
Actual costs incurred during the period	(25.0)
Balance as of September 30, 2019	$31.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2019	December 31, 2018
Deferred product revenue:
Undelivered product commitments and other product deferrals	$138.4	$163.3
Deferred gross product revenue	138.4	163.3
Deferred cost of product revenue	(9.4)	(18.9)
Deferred product revenue, net	129.0	144.4
Deferred service revenue	989.7	1,069.2
Total	$1,118.7	$1,213.6
Reported as:
Current	$741.6	$829.3
Long-term	377.1	384.3
Total	$1,118.7	$1,213.6

Revenue

See Note 12, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $13.7 million and $54.3 million included in deferred revenue at January 1, 2019 was recognized during the three and nine months ended September 30, 2019, respectively. Service revenue of $152.3 million and $609.1 million included in deferred revenue at January 1, 2019 was recognized during the three and nine months ended September 30, 2019, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 30, 2019 and when the Company expects to recognize the amounts as gross revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$138.4	$114.5	$21.1	$2.8
Service	998.2	645.0	297.3	55.9
Total	$1,136.6	$759.5	$318.4	$58.7

Deferred Commissions

Deferred commissions were $20.4 million as of September 30, 2019. For the three and nine months ended September 30, 2019, amortization expense for the deferred commissions was $27.9 million and $94.0 million, respectively. There were no impairment charges recognized during the three and nine months ended September 30, 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$19.7	$18.9	$63.0	$49.8
Interest expense	(22.1)	(25.8)	(68.3)	(77.7)
Loss on extinguishment of debt	(15.3)	—	(15.3)	—
Loss on investments, net	(3.4)	(1.9)	(4.6)	(1.8)
Other	0.7	0.7	2.0	(1.4)
Other expense, net	$(20.4)	$(8.1)	$(23.2)	$(31.1)

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

During the three months ended September 30, 2019, the Company recorded $0.3 million and $0.8 million for changes in previous estimates associated with severance and contract termination costs, respectively. During the nine months ended September 30, 2019, the Company recorded $21.8 million of severance costs related to workforce reductions, $2.1 million of facility consolidations, and $11.7 million of contract termination costs, respectively, to restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2019 and prior year restructuring plans (in millions):

	December 31, 2018	Charges	Cash Payments	Other	September 30, 2019
Severance	$1.1	$21.8	$(20.7)	$—	$2.2
Facility consolidations	—	2.1	(0.1)	(2.0)	—
Contract terminations	—	11.7	(10.9)	(0.2)	0.6
Total	$1.1	$35.6	$(31.7)	$(2.2)	$2.8

The Company expects to pay the remaining restructuring liabilities by the end of the second quarter of 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

	As of September 30, 2019
	Issuance date	Maturity Date	Amount	Effective Interest Rates
Senior Notes ("Notes"):
4.500% fixed-rate notes(1) ("2024 Notes")	March 2014	March 2024	$350.0	4.63%
4.500% fixed-rate notes(1) ("2024 Notes")	February 2016	March 2024	150.0	4.87%
4.350% fixed-rate notes ("2025 Notes")	March 2015	June 2025	300.0	4.47%
3.750% fixed-rate notes ("2029 Notes")	August 2019	August 2029	500.0	3.86%
5.950% fixed-rate notes ("2041 Notes")	March 2011	March 2041	400.0	6.03%
Total Notes			1,700.0
Unaccreted discount and debt issuance costs			(13.5)
Hedge accounting fair value adjustments(2)			1.1
Total			$1,687.6
________________________________

(1)	2024 Notes issued in March 2014 and February 2016 form a single series and are fully fungible.

(2)
Represents the fair value adjustments for interest rate swap contracts with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. See Note 6, Derivative Instruments, for a discussion of the Company's interest rate swaps.

In August 2019, the Company issued $500.0 million aggregate principal amount of 3.75% senior notes due 2029. The net proceeds from the issuance of the 2029 Notes, together with cash on hand, were used for the repayment of $600.0 million aggregate principal amount of the Company's 3.30% senior notes due 2020 and 4.60% senior notes due 2021. The repayments were made in August and September 2019. The repayments resulted in a loss on extinguishment of debt of $15.3 million, which was recorded under other expense, net within the Condensed Consolidated Statements of Operations.

The Notes above are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

The Company may redeem the 2025 Notes and the 2029 Notes, either in whole or in part, at any time three months prior to the maturity date of the 2025 Notes, and three months prior to the maturity date of the 2029 Notes, respectively, at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2025 Notes and the 2029 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted at the Treasury rate plus 37.5 basis points for the 2025 Notes, or the Treasury rate plus 35.0 basis points for the 2029 Notes, plus, in the case of each of the clauses (i) and (ii) above, accrued and unpaid interest, if any. At any time on or after March 15, 2025, in the case of the 2025 Notes, and at any time on or after March 15, 2029, in the case of the 2029 Notes, the Company may redeem Notes of such series, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2025 Notes and the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any. The Company may redeem the other Notes, either in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, plus, in either case, accrued and unpaid interest, if any.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2019, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In April 2019, the Company entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement. As of September 30, 2019, there were no amounts outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will bear interest, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.375%, depending on the Company's public debt rating or (ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.910% and 1.375%, depending on the Company's public debt rating. Base rate is defined as the greatest of (A) Citibank's base rate, (B) the federal funds rate plus 0.500% or (C) the ICE Benchmark Administration Settlement Rate applicable to dollars for a period of one month plus 1.00%. The Eurocurrency rate is determined for U.S. dollars and Pounds Sterling as the rate at which deposits in such currency are offered in the London interbank market for the applicable interest period and for Euro as the rate specified for deposits in Euro with a maturity comparable to the applicable interest period.

The Revolving Credit Facility requires the Company to maintain a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, the Company is permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters) and an interest coverage ratio no less than 3.0x during the term of the credit facility. As of September 30, 2019, the Company was in compliance with all covenants in the Credit Agreement.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends
Per share	$0.19	$0.18	$0.57	$0.54
Amount	$64.7	$62.1	$196.4	$187.0

Repurchased under the 2018 Stock Repurchase Program
Shares	5.1	6.0	13.7	29.3
Average price per share(*)	$24.90	$25.62	$25.45	$25.62
Amount	$50.0	$—	$350.0	$750.0

________________________________

(*)	Represents the average price per share of the ASR and open market purchases for the three and nine months ended September 30, 2019.

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019, April 25, 2019 and July 25, 2019, respectively, which was paid on March 22, 2019, June 24, 2019 and September 25, 2019, respectively, to stockholders of record on March 1, 2019, June 3, 2019 and September 4, 2019, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2019.

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

On April 29, 2019, the Company entered into an ASR, to repurchase an aggregate of approximately $300.0 million of the Company’s outstanding common stock. During the three months ended June 30, 2019, the Company made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of the Company’s common stock for an aggregate price of $240.0 million, based on the market price of $27.94 per share of the Company’s common stock on the date of the transaction. During the three months ended September 30, 2019, the ASR was completed and an additional 3.0 million shares were received for a total repurchase of 11.6 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $25.79 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the three months ended September 30, 2019, the Company also repurchased 2.1 million shares of its common stock in the open market for an aggregate purchase price of $50.0 million at an average price of $23.63 per share, under the 2018 Stock Repurchase Program.

As of September 30, 2019, there was approximately $900.0 million of authorized funds remaining under the 2018 Stock Repurchase Program. The 2018 Stock Repurchase Program does not have a specified termination date. See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity, increased repurchase authorization and ASR subsequent to September 30, 2019.

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

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three and nine months ended September 30, 2019 and September 30, 2018.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the nine months ended September 30, 2019 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2018	$25.5	$(0.9)	$(42.8)	$(18.2)
Other comprehensive income before reclassifications	3.8	(12.3)	(3.0)	(11.5)
Amount reclassified from accumulated other comprehensive loss	(0.1)	3.0	—	2.9
Other comprehensive income, net	3.7	(9.3)	(3.0)	(8.6)
Balance as of September 30, 2019	$29.2	$(10.2)	$(45.8)	$(26.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of September 30, 2019, 16.2 million and 6.3 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company also assumed or substituted stock options, RSUs, restricted stock unit awards ("RSAs"), and PSAs.

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

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2019 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	0.1	$20.66
Assumed upon the acquisition of Mist	1.1	5.05
Exercised	(0.1)	16.45
Expired/Canceled	(0.1)	6.55
Balance as of September 30, 2019	1.0	$4.95	8.2	$19.6

As of September 30, 2019:
Vested and expected-to-vest options	1.0	$4.95	8.2	$19.6
Exercisable options	0.2	$4.09	7.7	$3.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit and Performance Share Award Activities

The Company’s RSU and PSA activity and related information as of and for the nine months ended September 30, 2019 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs(4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	17.4	$25.32
RSUs granted (1)(3)	7.3	25.36
RSUs assumed upon the acquisition of Mist	0.1	25.81
RSAs assumed upon the acquisition of Mist	0.7	27.20
PSAs granted (2)(3)	1.5	25.06
RSUs vested	(4.7)	25.93
RSAs vested	(0.1)	23.10
PSAs vested	(0.5)	26.77
RSUs canceled	(2.0)	26.03
PSAs canceled	(0.9)	23.64
Balance as of September 30, 2019	18.8	$25.20	1.2	$465.9
________________________________

(1)
Includes service-based and market-based RSUs. The number of shares subject to market-based condition represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to market-based conditions that would be issued if market criteria are achieved at target is 0.2 million shares. Depending on achievement of such market criteria, the range of shares that could be issued under these awards is zero to 0.4 million shares.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is zero to 0.7 million shares.

(3)
The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During the nine months ended September 30, 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019, April 25, 2019 and July 25, 2019.

(4)
1.5 million shares of PSAs were modified during the nine months ended September 30, 2019, which relate to PSAs granted in 2018 and PSAs assumed by the Company in connection with acquisitions consummated in 2016. Compensation cost resulting from the modifications totaled $30.2 million to be recognized over the remaining terms of the modified awards.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares purchased	1.2	1.2	2.4	2.5
Average exercise price per share	$22.03	$22.39	$22.04	$22.31

The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues - Product	$0.8	$1.5	$4.3	$5.1
Cost of revenues - Service	4.1	4.5	13.0	14.2
Research and development	29.6	28.1	68.0	101.8
Sales and marketing	15.5	12.9	40.0	40.4
General and administrative	7.5	6.2	21.8	18.7
Total	$57.5	$53.2	$147.1	$180.2

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$2.3	$0.1	$5.6	$0.3
RSUs, RSAs, and PSAs	50.9	48.2	127.7	165.8
ESPP	4.3	4.9	13.8	14.1
Total	$57.5	$53.2	$147.1	$180.2

As of September 30, 2019, the total unrecognized compensation cost related to unvested share-based awards was $330.2 million to be recognized over a weighted-average period of 1.7 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Routing	$407.5	$496.4	$1,199.1	$1,395.1
Switching	241.6	221.1	633.6	705.9
Security	94.1	77.2	243.1	229.4
Total product	743.2	794.7	2,075.8	2,330.4
Total service	389.9	385.1	1,161.5	1,136.1
Total	$1,133.1	$1,179.8	$3,237.3	$3,466.5

The following table presents net revenues by customer vertical(*) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cloud	$271.9	$257.1	$780.0	$812.4
Service Provider	452.5	545.3	1,335.3	1,550.3
Enterprise	408.7	377.4	1,122.0	1,103.8
Total	$1,133.1	$1,179.8	$3,237.3	$3,466.5

________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas:
United States	$599.4	$597.1	$1,677.2	$1,754.2
Other	49.4	46.0	164.0	152.2
Total Americas	648.8	643.1	1,841.2	1,906.4
Europe, Middle East, and Africa	301.5	329.9	879.6	946.8
Asia Pacific	182.8	206.8	516.5	613.3
Total	$1,133.1	$1,179.8	$3,237.3	$3,466.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$118.1	$152.0	$240.4	$344.3
Income tax provision (benefit)	$18.8	$(71.8)	$63.8	$(30.4)
Effective tax rate (benefit)	15.9%	(47.2)%	26.5%	(8.8)%

The Company’s effective tax rate differs from the statutory rate of 21%, primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, research and development (“R&D") tax credits, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments.

The Company's effective tax rate during the three and nine months ended September 30, 2019 reflects a benefit of discrete items, including the recognition of $8.3 million in previously unrecognized tax benefits, including interest, due to a lapse in statutes of limitations partially offset by the impact of an international realignment including the write-down of certain deferred tax assets and the inability to fully benefit certain discrete charges recorded in prior quarters.

The Company’s effective tax rate during the three and nine months ended September 30, 2018 included a $67.6 million in previously unrecognized tax benefits, including interest, due to a lapse in statutes of limitations and a $33.2 million benefit as a result of filing a change in accounting method for the tax recognition of deferred product revenue.

As of September 30, 2019, the total amount of gross unrecognized tax benefits was $174.9 million, of which $171.9 million, if recognized, would affect the effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrecognized tax benefits could decrease by up to $32.6 million within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$99.3	$223.8	$176.6	$374.7
Denominator:
Weighted-average shares used to compute basic net income per share	342.2	346.2	345.5	350.1
Dilutive effect of employee stock awards	3.3	4.3	4.6	5.1
Weighted-average shares used to compute diluted net income per share	345.5	350.5	350.1	355.2
Net income per share
Basic	$0.29	$0.65	$0.51	$1.07
Diluted	$0.29	$0.64	$0.50	$1.05

Anti-dilutive shares	2.8	4.2	2.7	5.0

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

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$12.2	$38.1
Variable lease cost	3.4	9.1
Total lease cost	$15.6	$47.2

Operating cash outflows from operating leases	$12.7	$36.4
ROU assets obtained in exchange for new operating lease liabilities	$3.9	$5.1

Weighted average remaining lease term (years)	6.0	6.0
Weighted average discount rate	4.4%	4.4%

As of September 30, 2019, future minimum operating lease payments for each of the next five years and thereafter is as follows (in millions):

Years Ending December 31,	Amount
2019	$10.5
2020	49.9
2021	42.4
2022	34.5
2023	30.4
Thereafter	63.7
Total lease payments	231.4
Less: interest	(27.5)
Total	$203.9

Balance Sheet Information
Other accrued liabilities	40.4
Long-term operating lease liabilities	163.5
Total	$203.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $1,370.5 million as of September 30, 2019.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2019, the Company had accrued $29.7 million based on its estimate of such charges.

Legal Proceedings

Investigations

The Company previously disclosed that it has been the subject of investigations by the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. In cooperation with these investigations, the Company and the Audit Committee of the Board of Directors, with the assistance of outside counsel and other independent advisors, conducted a thorough internal investigation. As a result of its internal investigation, the Company made significant improvements in its internal controls and carried out a number of disciplinary actions. In the fourth quarter of 2017, the DOJ notified the Company that the DOJ has closed its investigation related to these matters without taking any action against the Company, and in August 2019, the Company, without admitting or denying any fault or wrongdoing, entered into a settlement with the SEC that resolved this government investigation. As part of the settlement with the SEC, the Company made a payment of $11.8 million. The Company had previously accrued approximately $12.0 million with respect to these matters.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Subsequent Events

Dividend Declaration

On October 24, 2019, the Company announced that the Board declared a cash dividend of $0.19 per share of common stock to be paid on December 23, 2019 to stockholders of record as of the close of business on December 2, 2019.

Stock Repurchase Program and Activities

On October 24, 2019, the Company announced that the Board authorized the repurchase of up to an additional $1.0 billion of common stock under the 2018 Stock Repurchase Program.

On October 28, 2019, the Company entered into an ASR with a financial institution to repurchase an aggregate of $200.0 million of the Company's outstanding common stock. The Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company's common stock for an aggregate price of $160.0 million based on the market value of the Company's common stock on the date of the transaction. The Company has an aggregate of $1.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program, as of the filing date of this Quarterly Report on Form 10-Q.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program does not have a specified termination date, but may be discontinued at any time.

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

Our products are sold in three geographic regions: Americas; Europe, Middle East and Africa, or EMEA; and Asia Pacific, or APAC. We sell our high-performance network products and service offerings across routing, switching, and security technologies. In addition to our products, we offer our customers services, including maintenance and support, professional services, and education and training programs. Our products and services address high-performance network requirements for our customers within our verticals: Cloud, Service Provider, and Enterprise, who view their network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

Further, our intent is to expand our software business by introducing new software solutions to our product portfolio that simplify the operation of networks, and allow our customers across our key verticals flexibility in consumption and deployment. We believe our software and related services revenues as a percentage of total revenues will increase over time as we introduce new software solutions designed to better monetize the value of software functionality in our offerings.

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

In the third quarter of 2019, we experienced weakness within our Service Provider vertical, which we believe is due to continued business challenges facing some of our largest Service Provider customers. We believe our relationships with our existing Service Provider customers generally remain strong and we expect Service Provider revenues to decline more modestly year-over-year in 2020 as compared to 2019. Enterprise has increased sequentially over the past two quarters driven by demand in our U.S. federal business as well as broad Enterprise strength, and we expect another sequential increase in the fourth quarter of 2019. Our Cloud vertical has returned to year-over-year growth for the past two quarters and we expect our Cloud vertical to grow in the fourth quarter of 2019 as compared to the same quarter in 2018, as we continued to see momentum within our customers' wide area networks, particularly from certain of our switching products.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenues	$1,133.1	$1,179.8	$(46.7)	(4)%	$3,237.3	$3,466.5	$(229.2)	(7)%
Gross margin	$678.4	$711.0	$(32.6)	(5)%	$1,897.5	$2,030.3	$(132.8)	(7)%
Percentage of net revenues	59.9%	60.3%			58.6%	58.6%
Operating income	$138.5	$160.1	$(21.6)	(13)%	$263.6	$375.4	$(111.8)	(30)%
Percentage of net revenues	12.2%	13.6%			8.1%	10.8%
Net income	$99.3	$223.8	$(124.5)	(56)%	$176.6	$374.7	$(198.1)	(53)%
Percentage of net revenues	8.8%	19.0%			5.5%	10.8%
Net income per share:
Basic	$0.29	$0.65	$(0.36)	(55)%	$0.51	$1.07	$(0.56)	(52)%
Diluted	$0.29	$0.64	$(0.35)	(55)%	$0.50	$1.05	$(0.55)	(52)%

Operating cash flows					$433.2	$648.7	$(215.5)	(33)%
Stock repurchase plan activity	$50.0	$—	$50.0	N/M	$350.0	$750.0	$(400.0)	(53)%
Cash dividends declared per common stock	$0.19	$0.18	$0.01	6%	$0.57	$0.54	$0.03	6%
DSO	51	49	2	4%

					As of
					September 30, 2019	December 31, 2018	$ Change	% Change
Deferred revenue					$1,118.7	$1,213.6	$(94.9)	(8)%
Product deferred revenue					$129.0	$144.4	$(15.4)	(11)%
Service deferred revenue					$989.7	$1,069.2	$(79.5)	(7)%
______________________
N/M - Not meaningful

•
Net Revenues: Net revenues decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to lower routing revenues from our Service Provider and Cloud verticals. We experienced a decline in our Service Provider vertical, which we believe is due to continued business challenges facing some of our largest Service Provider customers. Our service net revenues increased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to strong renewal and attach rates of support contracts.

Of our top ten customers for the third quarter of 2019, three were in Cloud, six were in Service Provider, and one was in Enterprise. Of these customers, three were located outside of the U.S.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher amortization of intangible assets associated with the acquisition of Mist, lower product revenue and to a lesser extent, China tariffs, partially offset by higher service revenues and lower service delivery costs.

•
Operating Margin: Our operating income as a percentage of net revenues decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to the drivers described in the gross margin discussion above, and higher restructuring costs during the first half of 2019 that we did not incur during the same period in 2018. These decreases, compared to the same periods in 2018, were partially offset by lower litigation settlement charges and lower personnel-related expenses.

•
Operating Cash Flows: Net cash provided by operations decreased during the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

•
Capital Return: We continue to return capital to our stockholders. During the second quarter of 2019, we entered into an accelerated share repurchase program (the "ASR") to purchase an aggregate of $300.0 million in shares. Under the ASR, we made an upfront payment of $300.0 million and received and retired 8.6 million shares of our common stock during the second quarter of 2019. During the third quarter of 2019, the ASR was completed, and we received and retired an additional 3.0 million shares for a total repurchase of 11.6 million shares of our common stock. During the third quarter of 2019, we also repurchased 2.1 million shares of our common stock in the open market at an average price of $23.63 per share for an aggregate purchase price of $50.0 million. During the three and nine months ended September 30, 2019, we also paid quarterly dividends of $0.19 per share, for an aggregate amount of $64.7 million and $196.4 million, respectively.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO for the third quarter of 2019 slightly increased, compared to the same period in 2018, primarily due to lower customer collections.

•
Deferred Revenue: Total deferred revenue decreased as of September 30, 2019, compared to December 31, 2018, primarily due to the timing of the delivery of contractual commitments and contract renewals.

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

During the nine months ended September 30, 2019, except for the change in accounting estimates and changes in certain accounting policies related to the adoption of Topic 842 described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical(*), and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Routing	$407.5	$496.4	$(88.9)	(18)%	$1,199.1	$1,395.1	$(196.0)	(14)%
Switching	241.6	221.1	20.5	9%	633.6	705.9	(72.3)	(10)%
Security	94.1	77.2	16.9	22%	243.1	229.4	13.7	6%
Total Product	743.2	794.7	(51.5)	(6)%	2,075.8	2,330.4	(254.6)	(11)%
Percentage of net revenues	65.6%	67.4%			64.1%	67.2%
Total Service	389.9	385.1	4.8	1%	1,161.5	1,136.1	25.4	2%
Percentage of net revenues	34.4%	32.6%			35.9%	32.8%
Total net revenues	$1,133.1	$1,179.8	$(46.7)	(4)%	$3,237.3	$3,466.5	$(229.2)	(7)%

Cloud	$271.9	$257.1	$14.8	6%	$780.0	$812.4	$(32.4)	(4)%
Percentage of net revenues	24.0%	21.8%			24.1%	23.4%
Service Provider	452.5	545.3	(92.8)	(17)%	1,335.3	1,550.3	(215.0)	(14)%
Percentage of net revenues	39.9%	46.2%			41.2%	44.7%
Enterprise	408.7	377.4	31.3	8%	1,122.0	1,103.8	18.2	2%
Percentage of net revenues	36.1%	32.0%			34.7%	31.9%
Total net revenues	$1,133.1	$1,179.8	$(46.7)	(4)%	$3,237.3	$3,466.5	$(229.2)	(7)%

Americas:
United States	$599.4	$597.1	$2.3	—%	$1,677.2	$1,754.2	$(77.0)	(4)%
Other	49.4	46.0	3.4	7%	164.0	152.2	11.8	8%
Total Americas	648.8	643.1	5.7	1%	1,841.2	1,906.4	(65.2)	(3)%
Percentage of net revenues	57.3%	54.5%			56.9%	55.0%
EMEA	301.5	329.9	(28.4)	(9)%	879.6	946.8	(67.2)	(7)%
Percentage of net revenues	26.6%	28.0%			27.2%	27.3%
APAC	182.8	206.8	(24.0)	(12)%	516.5	613.3	(96.8)	(16)%
Percentage of net revenues	16.1%	17.5%			15.9%	17.7%
Total net revenues	$1,133.1	$1,179.8	$(46.7)	(4)%	$3,237.3	$3,466.5	$(229.2)	(7)%
________________________________

(*)	Certain insignificant prior-period amounts have been reclassified to conform to the current-period presentation.

Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

Product net revenues decreased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to Service Provider and Cloud, impacting routing, partially offset by Enterprise.

Routing revenue decreased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in our Service Provider vertical resulting from lower net revenues from our MX product family.

Switching revenue increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily resulting from higher net revenues from our QFX product family in our Cloud vertical, partially offset by lower net revenues from our EX product family.

Security revenue increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily driven by Enterprise, and to a lesser extent, Service Provider.

Service net revenues increased slightly during the three months ended September 30, 2019, compared to the same period in 2018.

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Product net revenues decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to Service Provider and Cloud, impacting routing and switching.

Routing revenue decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in our Service Provider and Cloud verticals resulting from lower net revenues from our MX product family, partially offset by Enterprise.

Switching revenue decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease, in the first half of 2019, across all verticals resulting in lower net revenues from our QFX and EX product families.

Security revenue increased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily driven by Service Provider, and to a lesser extent, Enterprise.

Service net revenues increased during the nine months ended September 30, 2019, compared to the same period in 2018, due to strong renewal and attach rates of support contracts.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product gross margin	$439.2	$482.2	$(43.0)	(9)%	$1,187.5	$1,374.9	$(187.4)	(14)%
Percentage of product revenues	59.1%	60.7%			57.2%	59.0%
Service gross margin	239.2	228.8	10.4	5%	710.0	655.4	54.6	8%
Percentage of service revenues	61.3%	59.4%			61.1%	57.7%
Total gross margin	$678.4	$711.0	$(32.6)	(5)%	$1,897.5	$2,030.3	$(132.8)	(7)%
Percentage of net revenues	59.9%	60.3%			58.6%	58.6%

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

Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

Product gross margin

Product gross margin as a percentage of product revenues decreased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to higher amortization of intangible assets associated with the recent acquisition of Mist, lower revenues and to a lesser extent, China tariffs. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales; however, there can be no guarantee that these efforts will be successful or that they will be realized in the time frame we anticipate.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to lower service delivery costs and higher revenue.

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Product gross margin

Product gross margin as a percentage of product revenues decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to higher amortization of intangible assets associated with the recent acquisition of Mist, lower revenues and to a lesser extent, China tariffs.

Service gross margin

Service gross margin as a percentage of service net revenues increased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower service delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$244.5	$253.8	$(9.3)	(4)%	$716.1	$772.0	$(55.9)	(7)%
Percentage of net revenues	21.6%	21.5%			22.1%	22.3%
Sales and marketing	235.3	224.8	10.5	5%	692.8	702.5	(9.7)	(1)%
Percentage of net revenues	20.8%	19.0%			21.4%	20.2%
General and administrative	61.2	67.9	(6.7)	(10)%	189.4	178.1	11.3	6%
Percentage of net revenues	5.4%	5.8%			5.9%	5.1%
Restructuring (benefits) charges	(1.1)	4.4	(5.5)	N/M	35.6	2.3	33.3	N/M
Percentage of net revenues	(0.1)%	0.4%			1.1%	0.1%
Total operating expenses	$539.9	$550.9	$(11.0)	(2)%	$1,633.9	$1,654.9	$(21.0)	(1)%
Percentage of net revenues	47.6%	46.7%			50.5%	47.7%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

During the three months ended September 30, 2019, compared to the same period in 2018, total operating expenses decreased primarily due to lower research and development, or R&D costs, and general and administrative, or G&A costs. Our R&D costs decreased primarily due to lower project related spending and the impact of favorable foreign currency rates. Our G&A costs decreased primarily related to the accrual established during the three months ended September 30, 2018, for the FCPA settlement with the SEC. The decrease in total operating expenses was partially offset by higher sales and marketing, or S&M, costs related to share-based compensation expense and travel.

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019, compared to the same period in 2018, total operating expenses decreased primarily due to lower personnel-related expenses, driven by a decrease in share-based compensation expense, specifically in R&D, and lower salaries and wages driven by a decrease in headcount as a result of restructuring actions, specifically in S&M. Our G&A increased primarily due to costs related to the acquisition of Mist Systems, partially offset by the accrual established during the three months ended September 30, 2018, for the FCPA settlement with the SEC. The decrease in total operating expenses was also partially offset by higher restructuring charges in connection with a restructuring plan that was initiated in the first quarter of 2019 (the "2019 Restructuring Plan"). During the second quarter of 2019, the Company amended the 2019 Restructuring Plan and undertook certain further actions that resulted in additional severance, additional facility consolidation, and contract termination costs.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$19.7	$18.9	$0.8	4%	$63.0	$49.8	$13.2	27%
Interest expense	(22.1)	(25.8)	3.7	(14)%	(68.3)	(77.7)	9.4	(12)%
Loss on extinguishment of debt	(15.3)	—	(15.3)	N/M	(15.3)	—	(15.3)	N/M
Loss on investments, net	(3.4)	(1.9)	(1.5)	79%	(4.6)	(1.8)	(2.8)	156%
Other	0.7	0.7	—	—%	2.0	(1.4)	3.4	N/M
Total other expense, net	$(20.4)	$(8.1)	$(12.3)	152%	$(23.2)	$(31.1)	$7.9	(25)%
Percentage of net revenues	(1.8)%	(0.7)%			(0.7)%	(0.9)%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

Total other expense, net increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a loss on extinguishment of debt.

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Total other expense, net decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in interest income related to our fixed income investment portfolio, as a result of higher yields, partially offset by a loss on extinguishment of debt.

Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax provision (benefit)	$18.8	$(71.8)	$90.6	(126)%	$63.8	$(30.4)	$94.2	(310)%
Effective tax rate (benefit)	15.9%	(47.2)%			26.5%	(8.8)%

The effective tax rate increased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to a change in the level of discrete items in the comparative period. For further explanation of our income tax provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

On July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On June 7, 2019, the Court upheld the cost-sharing regulations, subject to the right of appeal by Altera. On July 22, 2019, Altera petitioned the Court for rehearing. We will continue to monitor ongoing developments and potential impacts to our financial statements. If a judicial decision against Altera had been finalized in the reporting period, our effective tax rate for the three and nine months ended September 30, 2019 would have been higher.

Our effective tax rate may fluctuate significantly on a quarterly basis and may be adversely affected by lower than anticipated earnings in countries that have lower statutory rates or higher than anticipated earnings in countries that have higher statutory rates, by the effect of U.S. income tax on certain foreign earnings and through the imposition of base-erosion prevention measures, which may limit the deduction of certain transfer pricing payments. Our effective tax rate may also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. See the "Risk Factors" section of Item 1A of Part II of this Report for a description of relevant risks which may adversely affect our results.

As a result of recommendations by the Organisation for Economic Cooperation and Development (OECD), on Base Erosion and Profit Shifting, certain countries have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly in regard to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions.

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2019	December 31, 2018	$ Change	% Change
Working capital	$1,764.6	$2,739.3	$(974.7)	(36)%

Cash and cash equivalents	$1,204.8	$2,489.0	$(1,284.2)	(52)%
Short-term investments	1,040.8	1,070.1	(29.3)	(3)%
Long-term investments	581.1	199.0	382.1	192%
Total cash, cash equivalents, and investments	2,826.7	3,758.1	(931.4)	(25)%
Short-term portion of long-term debt	—	349.9	(349.9)	(100)%
Long-term debt	1,687.6	1,789.1	(101.5)	(6)%
Cash, cash equivalents, and investments, net of debt	$1,139.1	$1,619.1	$(480.0)	(30)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$433.2	$648.7	$(215.5)	(33)%
Net cash (used in) provided by investing activities	(704.1)	730.0	(1,434.1)	(196)%
Net cash used in financing activities	$(965.3)	$(904.1)	$(61.2)	7%

Operating Activities

Net cash provided by operations decreased during the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower cash collections from customers as a result of lower invoicing, partially offset by a decrease in cash payments to suppliers.

Investing Activities

Net cash used in investing activities was $704.1 million during the nine months ended September 30, 2019, compared to net cash provided by investing activities of $730.0 million for the same period in 2018. During the nine months ended September 30, 2019, the payment for the acquisition of Mist was $270.9 million and net purchases of investments was $349.7 million. During the nine months ended September 30, 2018, net proceeds from sales, maturities and redemptions of investments was $872.4 million, primarily from the liquidation of repatriated offshore investments to fund the ASR discussed below.

Financing Activities

Net cash used in financing activities increased during the nine months ended September 30, 2019, compared to the same period in 2018. The nine months ended September 30, 2019 payments were primarily comprised of $454.8 million net repayments of debt and payments of $350.0 million under the 2018 Stock Repurchase Program. The nine months ended September 30, 2018 payments were primarily comprised of $750.0 million under the 2018 Stock Repurchase Program.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. As part of the 2018 Stock Repurchase Program, in February 2018, we entered into an ASR to repurchase $750.0 million of our common stock. We made an up-front payment of $750.0 million pursuant to the ASR to repurchase our common stock. The aggregate number of shares ultimately repurchased of 29.3 million shares of common stock was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.62 per share.

On April 29, 2019, we entered into an ASR, to repurchase an aggregate of approximately $300.0 million of our outstanding common stock. During the second quarter of 2019, we made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of our common stock for an aggregate price of $240.0 million based on the market value of our common stock on the date of the transaction. During the third quarter of 2019, the ASR was completed, and we received and retired an additional 3.0 million shares, based on volume weighted average repurchase price, less an agreed upon discount, of $25.79 per share. The completion of the ASR resulted in a total repurchase of 11.6 million shares of our common stock.

During the third quarter of 2019, we also repurchased 2.1 million shares of our common stock in the open market for an aggregate purchase price of $50.0 million at an average price of $23.63 per share.

As of September 30, 2019, there was approximately $900.0 million of authorized funds remaining under the 2018 Stock Repurchase Program.

On October 24, 2019, we announced that the Board authorized the repurchase of up to an additional $1.0 billion of common stock under the 2018 Stock Repurchase Program. On October 28, 2019, we entered into an ASR with a financial institution to repurchase an aggregate of $200.0 million of our outstanding common stock (the “October 2019 ASR”). We made an up-front payment of $200.0 million pursuant to the October 2019 ASR and received and retired an initial 6.4 million shares of our common stock for an aggregate price of $160.0 million based on the market value of our common stock on the date of the transaction. We have an aggregate of $1.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program, as of the filing of this Quarterly Report on Form 10-Q.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program does not have a specified termination date, but may be discontinued at any time. See Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion of our share purchase program.

We declared and paid a quarterly cash dividend of $0.19 per share, totaling $64.7 million and $196.4 million during the three and nine months ended September 30, 2019, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2019.

Contractual Obligations

As of September 30, 2019, our principal commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the three months ended September 30, 2019 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the obligations listed in the table below (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
3.750% fixed-rate notes(*)	$500.0	$—	$—	$—	$500.0
_______________________________

(*)	See Note 9, Debt, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our debt.

Revolving Credit Facility

In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Prior Revolving Credit Facility was terminated substantially concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement. As of September 30, 2019, we were in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Following the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), we repatriated approximately $3.0 billion of our cash, cash equivalents, and investments balance from outside of the U.S. as of September 30, 2019. We expect the new territorial tax system to provide us with lower cost access to nearly all of our global free cash flow on an ongoing basis. Free cash flow is calculated as net cash provided by operating activities less capital expenditures. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders. See Note 16, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for our subsequent events impacting liquidity.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. In addition, while we may have backlog orders for products that have not shipped, we believe that our backlog may not be a reliable indicator of future operating results for a number of reasons, including, but not limited to, project delays, changes in project scope and the fact that our customers may cancel purchase orders or change delivery schedules without significant penalty. Furthermore, market trends, competitive pressures, commoditization of products, rebates and discounting, increased component, manufacturing or logistics costs, issues with product or service quality (including the quality of our components), regulatory impacts, tariffs and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

As a result of the factors described above, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. In some prior periods, our operating results have been below our guidance, our long-term financial model or the expectations of securities analysts or investors, which has at times coincided with a decline in the price of our common stock. This may happen again in the future, in which case the price of our common stock may decline. Such a decline could also occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

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

Competition is intense in the markets that we serve. The routing and switching markets have historically been dominated by Cisco Systems, Inc., or Cisco, with competition coming from other companies such as Nokia Corporation, Arista Networks, Inc., and Huawei Technologies Co., Ltd. In the security market, we face intense competition from Cisco and Palo Alto Networks, Inc., as well as companies such as Check Point Software Technologies, Ltd., and Fortinet, Inc. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

The timing of product orders and deliveries and/or our reliance on revenue from sales of certain software or subscriptions and professional, support and maintenance services may cause us to recognize revenue in a different period than the one in which a transaction takes place.

Due to the cost, complexity and custom nature of configurations required by our customers, we generally build our network equipment products as orders are received. The volume of orders received late in any given fiscal quarter remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Similarly, if we were to take actions to encourage customers to place orders or accept deliveries earlier than anticipated, our ability to meet our expected revenues in future quarters could be adversely affected.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which could include failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in their manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, a significant portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including import tariffs, disruptions to our supply chain, or regional conflicts. For example, the United States recently imposed a tariff on networking products imported from China; this includes certain products that we import into and sell within the United States. If we cannot fully mitigate the impact of the tariffs, the increased cost could translate into higher prices for our customers, reduced customer demand or increased cost of goods sold. Similarly, many of the products that we source from China are transported by air cargo from Hong Kong, which has experienced recent political demonstrations that have resulted in cancellations or delays in flights in and out of Hong Kong. If these demonstrations and their impact on air shipments continue, we could experience delays in product deliveries or be required to change our shipping practices. In addition, increased costs of production or delays in production caused by any relocation of contract manufacturing facilities or delays in product deliveries could impact the global competitiveness of our products. Each of these factors could adversely affect our business, financial condition and results of operations.

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

In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Juniper, have been and are increasingly subject to attacks and attempted intrusions, including recent attempts, on their and their vendors' networks and systems by a wide range of actors, including but not limited to nation states, criminal enterprises, and terrorist organizations, on an ongoing and regular basis. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be subject or vulnerable in the future to breaches or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breaches due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach or attack compromises our networks or those of our vendors', creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to liability to our customers, suppliers, business partners and others, including regulatory entities, and suffer reputational and financial harm. In addition, hardware, components and software (including operating system software) and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks, or expose us or our products to cyber attacks, or be exploited to gain unauthorized access to our or our customers’ systems or information we maintain. This can be true even for

“legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time. Furthermore, third parties may attempt to exfiltrate data through the introduction into the Information and Communications Technology supply chain of malicious products and components that are designed to defeat or circumvent encryption and other cybersecurity measures, and if successful, such actions could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

When vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate. All of this requires significant resources and time and attention from management and our employees.

As a result of any actual or perceived breach of network security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products and our overall reputation could be harmed. As a large, well known provider of networking products, cyber attackers regularly and specifically target our products or attempt to imitate us or our products in order to compromise a network. Because the techniques used by attackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. This could impede our sales, manufacturing, distribution or other critical functions, which could have an adverse impact on our financial results. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure, because the damage may differ based on the identity and motive of the attacker, which are often difficult to pinpoint. Additionally, we could be subject to regulatory investigations, potential fines and litigation in connection with a security breach or related issue and be liable to third parties for these types of breaches.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. In addition, the U.S. Securities and Exchange Commission, or the SEC, and the U.S. Department of Justice, or the DOJ, previously conducted investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, in a number of countries which ultimately resulted in the Company, without admitting or denying any fault or wrongdoing, entering into a settlement with the SEC in August 2019. The SEC settlement concerned alleged conduct in two specific countries, found that the specific accounting controls over customer entertainment and travel were ineffective during the period from 2009 through 2013, and required the Company to make a payment of $11.8 million.

Generally, we cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any government investigations, if the government takes action against us or we agree to settle the matter, we may be required to pay substantial fines and incur other sanctions, which may be material, and suffer reputational harm. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial fines or sanctions. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

In addition, service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may impact the amount of revenue recognition from such sales, which may negatively affect our business, financial condition and results of operations. In addition, increased patent litigation brought against customers in recent years, may result, and in some cases has resulted, in customers requesting or requiring vendors to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. In 2018, the United States imposed tariffs on a large variety of products of China origin. As a result, beginning September 24, 2018, a large portion of Juniper products manufactured in China became subject to a 10% tariff on importation into the U.S. pursuant to the U.S. government’s List 3 tariff proceeding. The U.S. President announced on May 5, 2019, that the 25% rate would go into effect on May 10, 2019 due to the lack of negotiation progress. On August 1, 2019, the President stated his intent to increase the List 3 tariff to 30%, which he announced would occur on October 15, 2019; this planned increase to 30% has been postponed indefinitely. Similarly, in July 2019, the U.S. President reiterated his readiness to impose - tariffs on all remaining Chinese imports (List 4 tariff proceeding) if US-China negotiations remained unresolved. In August 2019, he announced that he would impose a 15% tariff on all remaining

Chinese imports effective September 1, 2019. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. As of September 30, 2019, our goodwill was $3,338.3 million and our intangible assets with indefinite lives was $49.0 million. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or if the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on July 24, 2018, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. On June 7, 2019, the Court upheld the cost-sharing regulations. On July 22, 2019, Altera petitioned the Court for a rehearing. Pending final resolution of the Altera case, the Company’s position on cost-sharing of share-based compensation remains unchanged. If the final judicial decision is not in favor of Altera, we expect our effective tax rate and current income tax payable to be higher. We are monitoring this case and any impact the final resolution may have on our financial statements. In addition, the Tax Act made significant changes to the taxation of U.S. business entities that may have a meaningful impact to our provision for income taxes. These changes included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act required significant judgments and estimates that are based on current interpretations of the Tax Act. The U.S. Department of the Treasury continues to issue regulations that affect various components of the Act. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Act.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	laws that restrict sales of products developed or manufactured outside of the country;

•	varying and potentially conflicting laws and regulations;

•	political uncertainty, including demonstrations, that could have an impact on product delivery from and into the China region.

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	tax policies that could have a business impact;

•	import tariffs imposed by the United States and reciprocal tariffs imposed by foreign countries;

•	data privacy rules and other regulations that affect cross border data flow; and

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

Many of the products that we have manufactured in China are transported by air cargo from Hong Kong. Recently, there have been political demonstrations in Hong Kong that have resulted in cancellations or delays in flights in and out of China. If these demonstrations and their impact on air shipments continue, we could experience delays in product deliveries from China or be required to change our shipping practices, which could adversely impact our business.

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

Our success is dependent on our ability to maintain effective relationships with IBM and other third-party technology and service providers as well as the ability of IBM and any other third-party providers to perform as expected. We may terminate our agreement with IBM and any and all Statements of Work at any time on short notice for cause, convenience, certain specific performance failures, a breach of warranties by IBM, failure to transition, failure to transform, changes in law, force majeure, or a change in the control of either IBM or us. Depending on the type and timing of a termination, we may be required to pay certain termination amounts to IBM. IBM's only right to terminate the Master Services Agreement is based on our failure to comply with certain terms applying to disputed payments.

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

As of September 30, 2019, we have issued $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes, and had $1,687.6 million in total outstanding debt. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The credit agreement will terminate in April 2024, at which point all amounts borrowed must be repaid (subject to two one-year maturity extension options).

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

In January 2018, we announced that our Board of Directors approved a new $2.0 billion buyback authorization, which replaced our prior authorization and in October 2019, the Board authorized the repurchase of up to an additional $1.0 billion of common stock under the 2018 Stock Repurchase Program. In January 2019, our Board of Directors declared an increase to our quarterly cash dividend to $0.19 per share. In October 2019, we entered into an ASR for an amount up to $200.0 million under the 2018 Stock Repurchase Program. Any failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities and equity securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At September 30, 2019, we had $1,204.8 million in cash and cash equivalents and $1,621.9 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $94.4 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.

Certain of our financial obligations and instruments, including our credit facility, Pulse note, supplier finance programs, and floating rate notes that we have invested in, as well as interest rate swaps that we use as fair value hedges of our fixed-rate 2041 Notes, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate, or SOFR, which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these actions cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended September 30, 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2019	—	$—	—	$1,010.0
August 1 - August 31, 2019	5.1	$24.90	5.1	$900.0
September 1 - September 30, 2019	—	$—	—	$900.0
Total	5.1	$—	5.1
________________________________

(1)
Shares were repurchased under our Board approved 2018 Stock Repurchase Program, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements, including Rule 10b-18 promulgated under the Exchange Act. This program may be discontinued at any time. See Note 16, Subsequent Events, for discussion of the Company's stock repurchase activity, increased repurchase authorization and ASR subsequent to September 30, 2019. For the majority of restricted stock units granted to executive officers of the Company, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting, see Note 10, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

(2)	Represents the average price per share of the ASR and open market purchases.

As part of the 2018 Stock Repurchase Program, on April 29, 2019, we entered into an ASR to repurchase an aggregate of approximately $300.0 million of our outstanding common stock. During the second quarter of 2019, we made an up-front payment of $300.0 million pursuant to the ASR and received and retired an initial 8.6 million shares of our common stock for an aggregate price of $240.0 million, based on the market price of $27.94 per share of our common stock on the date of the transaction. During the third quarter of 2019, the ASR was completed and we received and retired an additional 3.0 million shares, based on volume weighted average repurchase price, less an agreed upon discount, of $25.79 per share. The completion of the ASR resulted in a total repurchase of 11.6 million shares of our common stock.

During the three months ended September 30, 2019, the Company also repurchased 2.1 million shares of its common stock in the open market for an aggregate purchase price of $50.0 million at an average price of $23.63 per share, under the 2018 Stock Repurchase Program.

The shares received by us were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. For further explanation of our ASR, see Note 10, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 6. Exhibits

Exhibit Number	Description of Document
4.1
Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (which is incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 26, 2019)

4.2
Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029 (which is incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 26, 2019)

10.1	Employment Letter Agreement, dated July 30, 2019, between Juniper Networks, Inc. and Thomas A. Austin*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.
**Furnished herewith.
+Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

November 6, 2019	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)