Form 10-K
period 2019-12-31
JUNIPER NETWORKS INC
filed 2020-02-20
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $9,077,000,000 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date).
As of February 13, 2020, there were 330,527,200 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2019.

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

PART I

ITEM 1. Business

Overview

Juniper Networks designs, develops and sells products and services for high-performance networks to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility and improved operating efficiency through automation. We sell our products in more than 150 countries in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC. We organize and manage our business by major functional departments on a consolidated basis as one operating segment. We sell our high-performance network products and service offerings across routing, switching, and security technologies. In addition to our products, we offer our customers services, including maintenance and support, professional services, and education and training programs.

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

Further, we intend to expand our software business by introducing new software solutions to our product portfolio that simplify the operation of networks, and allow our customers across our key verticals flexibility in consumption and deployment. Our acquisition of Mist Systems, or Mist, in 2019 accelerated our ability to execute this belief in cloud-managed, artificial intelligence, or AI-enabled enterprise networking operations through a combination of cloud-based intelligence, enterprise-grade access points, and EX series switches. Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

We deliver highly scalable, reliable, secure, and cost-effective networks, while transforming the network's agility, efficiency, and value through automation.

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

Power Public and Private Cloud Data Centers

We are focused on continuing to power public and private cloud data centers with high performance infrastructure. These data centers are the core of cloud transformation by enabling service delivery in a multicloud environment, which is a combination of public cloud, private cloud, and Software-as-a-Service, or SaaS delivery. We are a recognized leader in data center networking innovation in both software and hardware solutions. Our Junos Operating System, or Junos OS, application-specific integrated circuits, or ASIC, technology, and management and automation software investments across routing, switching, and security will continue to be key elements to maintaining our technology leadership and transforming the economics and experience of our public and private cloud customers. In 2019, we introduced our next-generation operating system, Junos OS Evolved. It has the same command-line interface, the same applications and features, the same management and automation tools as Junos OS, but its infrastructure is entirely modernized, which enables higher availability, accelerated deployment, greater innovation and improved operational efficiencies.

Our Contrail Networking provides dynamic end-to-end networking policy and control for any cloud, any workload, and any deployment, from a single user interface. It translates abstract workflows into specific policies, simplifying the orchestration of virtual overlay connectivity across all environments.

Connect Users and Devices Securely to the Cloud and to Each Other

In developing our solutions, we strive to design and build best-in-class products and solutions for core, edge, and metro networking infrastructure for connecting user and devices securely to the cloud and to each other. Cloud providers and Service Providers have deployed our product offerings in their wide area networks, or WAN, such as our highly efficient Internet Protocol, or IP, transport PTX product which can cost effectively manage incredible capacity from their end users to the data centers from which they deliver value to those customers. We also offer a robust portfolio of software-defined networking, or SDN-enabled MX series routing platforms that provide system capacity, density, security, and performance with longevity. MX Series routers are the key to digital transformation for Service Providers, Cloud providers, and Enterprises in the cloud era. Our SDN Controller for the WAN, NorthStar enables granular visibility and control of IP/Multiprotocol Label Switching, or IP/MPLS flows for large networks. We are committed to continued investment in cost effective and high-performance IP transport platforms and automation software, which forms the basis of these high-performance networks.

Build and Manage Distributed Clouds

Our Service Provider customers are investing in the build-out of high-performance networks and the transformation of existing legacy infrastructure to distributed cloud environments, which resides in multiple, distributed data centers in order to place applications and services closer to end users, such as enabling managed security and low-latency applications. We are committed to this transformation as our Service Provider customers rearchitect their infrastructure to enable next generation mobile network build-outs, or 5G, and Internet of Things, or IoT, service delivery close to their end users. We believe our history of experience in both cloud and WAN architecture positions us well to partner with our Service Provider customers in their strategic transformation initiatives. Our Enterprise customers are moving services from their enterprise edge to the distributed edge. We believe the next generation of WAN for Enterprises is about rearchitecting to metro-based cloud hubs that can also host routing and security services, transform costs, and provide cloud performance.

Cloud-Delivered Enterprise

Enterprises are consuming more value-as-a-service, where value is delivered in the form of cloud-based software and services. We have introduced cloud management and security products which enable enterprises to consume cloud infrastructure and services securely. We believe the transition to SaaS presents an opportunity for Juniper to come to market with innovative network and security solutions for our Enterprise customers, which facilitate their transition to cloud architectures.

We believe our understanding of high-performance networking technology, cloud architecture, and our strategy, positions us to capitalize on the industry transition to more automated, cost-efficient, scalable networks. Our acquisition of Mist in 2019 accelerated our ability to execute this belief in cloud-managed AI-enabled enterprise networking operations.

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

Cloud

Our Cloud vertical includes companies that are heavily reliant on the cloud for their business model’s success. Customers in the Cloud vertical can include cloud service providers, such as the largest public cloud providers, which we refer to as hyperscalers, and Tier-2 cloud providers, as well as enterprises that provide SaaS; infrastructure-as-a-service; or platform-as-a-service.

Cloud providers continue to grow as more organizations take advantage of public infrastructure to run their business. As their businesses grow, we expect they will continue to invest in their networks, which dictates the quality and experience of the products and the services they deliver to their end-customers. Further, as cloud providers begin to early adopt new network technologies, such as the transition to 400-gigabit Ethernet, or 400GbE, this should present further opportunities for Juniper across our portfolio as our cloud customers value high-performance, highly compact, power efficient infrastructures, which we support and continue to develop.

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

We expect that Network Function Virtualization, or NFV, and SDN, will be critical elements to enable our Service Provider customers the flexibility to support enhanced mobile video and dynamic new service deployments. We are engaging with these customers to transition their operations to essentially next-generation cloud operations as the need for a highly efficient infrastructure to handle large amounts of data along with low latency, or minimal delay, plays into the need to have a high performance, scalable infrastructure in combination with the automation and flexibility required to drive down operational costs and rapidly provision applications. We consistently deliver leading technologies that transform the economics and experience of networking-significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them.

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

In 2019, 2018, and 2017, no single customer accounted for 10% or more of our net revenues.

Products, Services, and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of telecom and cable operators. As the need for core bandwidth continued to increase, the need for service-rich platforms at the edge of the network was created.

We have expanded our portfolio to address multiple domains in the network: core; edge; access and aggregation; data centers; and campus and branch. We have systematically focused on how we innovate in silicon, systems, and software (including our Junos OS and virtual network functions, or VNF) such as firewall, network orchestration, and automation to provide a range of hardware and software solutions in high-performance, secure networking. We have invested in the development of silicon photonics to provide our customers with performance programmability, and streaming telemetry while driving down the cost per bit.

Further, our intent is to expand our software business by introducing new software solutions to our product portfolio that simplify the operation of networks, and allow our customers across our key verticals, flexibility in consumption and deployment. Our software offerings include subscriptions, SaaS, and perpetual licenses. We believe our software and related services revenues as a percentage of total revenues will increase over time as we introduce new software solutions designed to better monetize the value of software functionality in our offerings.

Significant Product Development Projects and Solutions

In 2019, we continued to execute on our product and solutions strategy and announced several new innovations, including metro, edge, and core innovations to accelerate Service Providers’ 5G transformation. Our Metro Fabric line expansion includes one and three rack unit ACX700 Universal Metro Routers. We announced a new edge MPC11E line card in the MX2000 Series 5G Universal Routing Platform, delivering an increase in line card and system capacity using our Penta Silicon chip. We also announced our new Triton Silicon enabling end-to-end secure connectivity at scale with 400GbE, native Media Access Control Security that will be used in the PTX10008 and PTX10016 Universal Chassis. These new solutions will help service providers with their infrastructure transformation to 5G.

Also, we introduced our next-generation operating system, Junos OS Evolved. It has the same command-line interface, the same applications and features, the same management and automation tools as Junos OS, but its infrastructure is entirely modernized, which enables higher availability, accelerated deployment, greater innovation and improved operational efficiencies.

Moreover, we announced a cloud-managed version of our SD-WAN solution. Our Contrail Service Orchestration now gives enterprises a simple way to manage and secure their WAN infrastructure and Branch LAN and Wi-Fi networks. We also released our PTX10003 router, and our QFX5220 switch, which are both 400GbE ready.

The following is an overview of our principal product families and service offerings in 2019:

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

•
PTX Series: Our PTX Series Packet Transport Routers deliver high throughput at a low cost per bit, optimized for the Service Provider core as well as the scale-out architectures of Cloud Providers. The PTX Series is built on our custom silicon and utilizes a forwarding architecture that is focused on optimizing IP/MPLS, and Ethernet. This ensures high density and scalability, high availability, and network simplification.

•
Cloud Customer Premises Equipment, or CPE, Solution: Our Cloud CPE is a fully automated, end-to-end NFV solution that builds on Juniper Networks Contrail Networking and supports cloud-based and premises-based VNFs. This solution includes Contrail Service Orchestration, a comprehensive management and orchestration platform that delivers and manages virtualized network services such as virtual security, and the NFX security family, a network services platform that can operate as a secure, on-premises device running software defined WAN, or SD-WAN, and multiple virtual services, from Juniper and third parties, simultaneously.

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

•
Mist Access Points: Our access points provide wireless access and performance, which is automatically optimized through reinforcement learning algorithms. Our access points have a dynamic virtual Bluetooth low energy element antenna array for accurate and scalable location services.

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

As of December 31, 2019, we employed 1,802 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants, and educators with proven network experience to provide those services.

Platform Strategy

In addition to our major product families and services, our software portfolio has been a key technology element in our goal to be a leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. At the heart of the Junos Platform is Junos OS Evolved. We believe Junos OS Evolved is fundamentally differentiated from other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos OS Evolved include:

•	A modular operating system with common base of code and a single, consistent implementation for each control plane feature;

•	A highly disciplined and firmly scheduled development process;

•	A common modular software architecture that scales across all Junos-based platforms;

•	A central database which is used by not only Junos native applications but also external applications using application programming interfaces, or API's; and

•	A fully distributed general-purpose software infrastructure that leverages all the compute resources on the network element.

Junos OS Evolved is designed to improve the availability, performance, and security of business applications running across the network. Junos OS Evolved helps to automate network operations by providing a single consistent implementation of features across the network in a single release train that seeks to minimize the complexity, cost, and risk associated with implementing network features and upgrades.

Orchestration and Monitoring

As many of our customers continue moving to programmable and automated network operations, managing, orchestrating, and securing that complex journey can be a challenge. Network automation is the process of automating the configuration, management, testing, deployment, and operations of physical and virtual devices within a network. We believe the keys to achieving success with network and security automation includes:

•	Architecting networking systems with strong APIs, analytics, and autonomous control; and

•	Automating operations to become more reliable in the context of IT systems, teams, processes, and network operation and security operation workflows.

We are committed to providing solutions to help our customers to optimize their programmable and automated networking operations with the following offerings:

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

•
Contrail Insights: Contrail Insights (formerly known as AppFormix) is an optimization and management software platform for public, private, and hybrid clouds. This intent-driven software manages automated operations, visibility, and reporting in cloud and NFV use cases. It features machine learning-based policy and smart monitors, application and software-defined infrastructure analytics, and alarms to provide comprehensive visualization, smart analytics, and the ability to manage automatic remediation for service assurance.

•
Marvis Actions and AI-driven Virtual Network Assistant: Our Marvis Actions and AI-driven Virtual Network Assistant identifies the root cause of issues across the information technology, or IT, domains and automatically resolves many issues. It recommends actions for those connected systems outside of the Mist domain, while offering a real-time network health dashboard that reports issues from configuration to troubleshooting.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2019, we employed 3,777 people in our worldwide research and development, or R&D, organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our products, we are leveraging our software, ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the build-out of secure high-performance networks and cloud environments. We continue to expand the functionality of our products to improve performance, reliability and scalability, and provide an enhanced user interface.

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

Sales and Marketing

As of December 31, 2019, we employed 2,704 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, business development teams, systems engineers, marketing teams, channel teams, and an operational infrastructure team, is based on both vertical markets and geographic regions.

Our sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships as described below.

We sell to a number of Cloud and Service Provider customers directly. Otherwise, we sell to all of our key customer verticals primarily through distributors and resellers.

Direct Sales Structure

The terms and conditions of direct sales arrangements are governed either by customer purchase orders along with acknowledgment of our standard order terms, or by direct master purchase agreements. The direct master purchase agreements with these customers set forth only general terms of sale and generally do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including, but not limited to the following:

•
A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners resell routing, switching, and security products, software and services, which are purchased by all of our key customer verticals. These distributors tend to focus on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products or services. Further, most of our distributors sell our competitors' products and services, and some sell their own competing products and services.

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

•
Strategic worldwide reseller relationships with established Juniper alliances, comprised of Nippon Telegraph and Telephone Corporation; Ericsson Telecom A.B., or Ericsson; International Business Machines, or IBM; and NEC Corporation. These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a non-exclusive and generally global basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

Manufacturing and Operations

As of December 31, 2019, we employed 340 people in worldwide manufacturing and operations who manage our supply chain including relationships with our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics service providers.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers in the United States, or U.S., China, Malaysia, Mexico, and Taiwan. As of December 31, 2019, we utilized Celestica Incorporated, Flextronics International Ltd., Accton Technology Corporation, and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototypes to full production including activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required to ensure that our products meet internal and external quality standards. We believe that these arrangements provide us with the following benefits:

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

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to agreed-upon specifications. Products are then shipped to our distributors, resellers, or end-customers. Generally, we do not own the components. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's or original design manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or charges for excess or obsolete materials.

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

By working collaboratively with our suppliers and as members of coalitions such as Responsible Business Alliance, Responsible Minerals Initiative, and the Carbon Disclosure Project, or CDP, Supply Chain program, we endeavor to promote socially responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a business partner code of conduct and promote compliance with such code of conduct to our suppliers. Our business partner code of conduct expresses support for and is aligned with the Ten Principles of the United Nations Global Compact and the Responsible Business Alliance Code of Conduct. The Responsible Business Alliance, a coalition of electronics, retail, auto and toy companies, provides guidelines and resources to drive performance and compliance with critical corporate social responsibility policies. Its goals are to promote ethical business practices, to ensure that working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. By using standard audit and assessment protocols and tools, we measure and monitor manufacturing partners’ and direct material suppliers’ compliance to the codes of conduct, including but not limited to: onsite audits; risk assessments; CDP climate change and water requests; and conflict minerals surveys. CDP is a global standardized mechanism by which companies can report their environmental performance on climate change, water and forest programs to institutional investors and customers. Our Corporate Citizenship and Sustainability Report and Business Partner Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under master sales agreements either with our distributors, resellers, or end-customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2019 and December 31, 2018, our total product backlog was approximately $341.1 million and $344.3 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to our distributors, resellers, or end-customers, generally within the next six months. Backlog excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns. Historically, we have experienced stronger customer demand in the fourth quarter and weaker demand in the first quarter of the fiscal year. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to solutions that combine high performance networking with cloud technologies. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. However, our principal competitors also include Arista Networks, Inc., or Arista; Dell Technologies, or Dell; Hewlett Packard Enterprise Co., or HPE; Huawei Technologies Co., Ltd., or Huawei; and Nokia Corporation, or Nokia.

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

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local, and foreign regulations that have been adopted with respect to the environment, such as the Waste Electrical and Electronic Equipment, or WEEE, Directive; Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS; and Registration, Evaluation, Authorization, and Restriction of Chemicals, or REACH, regulations adopted by the European Union, or EU, and China. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position. However, see the risk factor entitled "Regulation of our industry in general and the telecommunications industry in particular could harm our operating results and future prospects" in the section entitled Risk Factors in Item 1A of Part I of this Report for additional information concerning regulatory compliance.

Juniper’s greatest impact on the environment is through our products and services. Juniper has an environmental program, based on our new product introduction process that supports a circular economy model for environmental sustainability and focuses on energy efficiency, materials innovation, and recyclability. We consider opportunities to minimize resource impacts and improve efficiencies over a product’s life cycle, from the materials we use and a product’s energy footprint, to packaging and end-of-life, or EOL, activities such as reuse, refurbishment, and recycling. For example, the Juniper Certified Pre-Owned program offers a broad range of refurbished high-performance network solutions from Juniper’s current line and end-of-production hardware portfolios with available Juniper-backed warranty and support services.

We are committed to the environment through our efforts to improve the energy efficiency per gigabit of throughput of key elements in our high-performance network product offerings. Our products are independently tested by third parties for energy efficiency compliance. As an example and part of our continued focus on improving the energy efficiency per gigabit of throughput, our MX10008 and MX10016 products redefine per-slot economics, enabling customers to do more with less while simplifying network design and reducing operating expenses, by consuming 0.6W per Gigabit of throughput. We also released a new line card, MPC11E, using the Penta silicon in 2019, which reduces the power consumption by 40% compared to our earlier generation line card. Additionally, we have redesigned packaging in ways that optimizes costs while minimizing resource impacts.

We are also voluntarily participating in CDP climate change and water disclosures and encourage our direct material suppliers and manufacturing partners to do the same. Additionally, we are a member of the Responsible Business Alliance, or RBA, and have adopted and promote the adoption by our suppliers the RBA Code of Conduct, as discussed above in the section entitled Manufacturing and Operations. We continue to invest in the infrastructure and systems required to execute on, monitor and drive environmental improvements in our global operations and within our supply chain.

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

Patents

As of December 31, 2019, we had over 3,700 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

Licenses

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

Trademarks

JUNIPER NETWORKS, JUNIPER, the Juniper Networks logo, JUNOS, and CONTRAIL are registered trademarks of Juniper Networks, Inc. and/or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

Employees

As of December 31, 2019, we had 9,419 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Rami Rahim	49	Chief Executive Officer and Director
Anand Athreya	56	Executive Vice President, Chief Development Officer
Manoj Leelanivas	50	Executive Vice President, Chief Product Officer
Brian Martin	58	Senior Vice President, General Counsel and Secretary
Kenneth B. Miller	49	Executive Vice President, Chief Financial Officer
Thomas A. Austin	52	Vice President, Corporate Controller and Chief Accounting Officer

RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper, and a member of the Board of Directors, in November 2014. From March 2014 until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation. His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President, Platform Systems Division, Senior Vice President and General Manager, Edge and Aggregation Business Unit, or EABU, and Vice President, Product Management for EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a bachelor of science degree in Electrical Engineering from the University of Toronto and a master of science degree in Electrical Engineering from Stanford University.
ANAND ATHREYA joined Juniper in August 2004 and became Executive Vice President and Chief Development Officer in August 2017. In this role, he is responsible for Juniper's Engineering organization. Since joining Juniper, Mr. Athreya has held various leadership positions within Engineering, including most recently serving as Senior Vice President of Engineering from May 2014 through August 2017, and Corporate Vice President of Engineering from February 2011 through May 2014. Mr. Athreya joined Juniper from Procket Networks, a maker of routers and routing technology, where he served as Director of Software Engineering. Prior to that, he was Vice President of Engineering at Malibu Networks, a supplier of fixed wireless networking based broadband solutions, Assistant Vice President of Product Management and Strategy at Tiara Networks, a provider of broadband access systems, and held engineering roles at Novell, a software and services company. Mr. Athreya received his bachelor of science degree in Electrical Engineering from Bangalore University, a master of science degree in Computer Science and Engineering from Osmania University, and an MBA from National University. He is also a graduate of the Advanced Management Program at Harvard Business School.

MANOJ LEELANIVAS joined Juniper in March 2018 as Executive Vice President, Chief Product Officer. In this role, Mr. Leelanivas leads all aspects of product strategy and direction for Juniper and helps to align products with our go-to-market strategies and execution, including marketing operations. From June 2013 to September 2017, Mr. Leelanivas was President and Chief Executive Officer of Cyphort, an innovator in scale-out security analytics technology, that was acquired by Juniper in September 2017. From March 1999 to May 2013, he held several key product management positions at Juniper, including Executive Vice President of Advanced Technologies Sales for data center. Mr. Leelanivas holds a bachelor of technology in Computer Engineering from the National Institute of Technology Karnataka, a master of science degree in Computer Science from the University of Kentucky, and is a graduate of the Stanford University Executive Business Program.
BRIAN MARTIN joined Juniper in October 2015 as Senior Vice President, General Counsel and Secretary. From January 2018 to October 2018, Mr. Martin also assumed the role of interim Chief Human Resources Officer ("CHRO") while the Company continued its search for a full-time CHRO. From April 2007 to September 2015, Mr. Martin served as Executive Vice President, General Counsel and Corporate Secretary of KLA-Tencor Corporation ("KLA-Tencor"), a provider of process control and yield management solutions. Prior to joining KLA-Tencor, Mr. Martin spent ten years in senior legal positions at Sun Microsystems, Inc. ("Sun"), a manufacturer of computer workstations, servers, software, and services for networks, most recently as Vice President, Corporate Law Group, responsible for legal requirements associated with Sun’s corporate securities, mergers, acquisitions and alliances, corporate governance and Sarbanes-Oxley compliance, and litigation management. Prior to joining Sun, Mr. Martin was in private practice where he had extensive experience in antitrust and intellectual property litigation. Mr. Martin holds a bachelor of science degree in Economics from the University of Rochester and a J.D. from the State University of New York at Buffalo Law School.

KENNETH B. MILLER joined Juniper in June 1999 and has served as our Executive Vice President, Chief Financial Officer since February 2016. Mr. Miller served as our interim Chief Accounting Officer while the Company continued to search for a full-time Chief Accounting Officer from February 23, 2019 to September 2019. From April 2014 to February 2016, Mr. Miller served as our Senior Vice President, Finance, where he was responsible for the finance organization across the Company, as well as our treasury, tax and global business services functions. Previously, Mr. Miller served as our Vice President, Go-To-Market Finance, Vice President, Platform Systems Division, Vice President, SLT Business Group Controller and in other positions in our Finance and Accounting organizations. Mr. Miller holds a bachelor of science degree in Accounting from Santa Clara University.

THOMAS A. AUSTIN joined Juniper in September 2019 as our Vice President, Corporate Controller and Chief Accounting Officer. From September 2016 until July 2019, Mr. Austin served as the Vice President of Corporate Finance at Dell Technologies, Inc., a multinational information technology company. From September 2008 until September 2016, Mr. Austin served as the Vice President of Corporate Finance at EMC Corporation, a multinational information technology company. EMC Corporation was acquired by Dell Technologies in September 2016. From January 2001 through July 2008, Mr. Austin served as the Chief Financial Officer and Treasurer at Arbor Networks, Inc., a network security company. Prior to joining Arbor Networks, Mr. Austin served as a controller for several companies. He began his career in public accounting at PricewaterhouseCoopers, a registered public accounting firm. Mr. Austin holds a bachelor of science degree in Public Accountancy from Providence College and an MBA from Babson College. Mr. Austin is also an adjunct professor of Finance at Providence College School of Business.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to:

•	unpredictable ordering patterns and limited or reduced visibility into our customers’ spending plans and associated revenue;

•	changes in customer mix;

•	changes in the demand for our products and services;

•	changes in the mix of products and services sold;

•	changes in the mix of geographies in which our products and services are sold;

•	changing market and economic conditions, including the impact of tariffs;

•	current and potential customer, partner and supplier consolidation and concentration;

•	price and product competition;

•	long sales, qualification and implementation cycles;

•	success in new and evolving markets and emerging technologies;

•	ineffective legal protection of our intellectual property rights in certain countries;

•	how well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;

•	ability of our customers, channel partners, contract manufacturers and suppliers to purchase, market, sell, manufacture or supply our products (or components of our products) and services;

•	financial stability of our customers, including the solvency of private sector customers and statutory authority for government customers to purchase goods and services;

•	our ability to achieve targeted cost reductions;

•	changes in tax laws or accounting rules, or interpretations thereof;

•	changes in the amount and frequency of share repurchases or dividends;

•	regional economic and political conditions;

•	seasonality; and

•
other factors beyond our control such as the effects of climate change, natural disasters, and pandemics as well as the fear of exposure to a widespread health epidemic, such as the outbreak of a respiratory illness caused by the 2019 novel coronavirus first identified in Wuhan, Hubei Province, China and recently named by the World Health Organization (WHO) as ("COVID-19") , resulting in the WHO declaring a global emergency on January 30, 2020.

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

We expect our product and service gross margins to vary, both in the near-term and in the long-term, and may be adversely affected in the future by numerous factors, some of which have occurred and may occur in the future, including customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, changes in the actions of our competitors or their pricing strategies, which may be difficult to predict and respond to, modifications to our pricing strategy in order to gain footprint in certain markets or with certain customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. For example, in fiscal year 2019, our gross margin was relatively flat as compared to fiscal year 2018. In fiscal year 2018, our margins decreased as compared to fiscal year 2017, primarily due to lower net revenues and product mix. In fiscal year 2017, our margins decreased as compared to fiscal year 2016, primarily due to lower product net revenues and product mix, resulting from the year-over-year decline in routing revenues, our customers' architectural shifts, and higher costs of certain memory components. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

Competition is intense in the markets that we serve. The routing and switching markets have historically been dominated by Cisco with competition coming from other companies such as Nokia, Arista. and Huawei. In the security market, we face intense competition from Cisco and Palo Alto Networks, as well as companies such as Check Point, and Fortinet. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

In addition, services revenue accounts for a significant portion of our revenue, comprising 35%, 33%, and 31% of total revenue in fiscal year 2019, 2018, and 2017, respectively. Sales of new or renewal professional services, support and maintenance contracts may decline and/or fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services as services are delivered and support, and maintenance revenue periodically over the term of the relevant service period.

The introduction of new software products and services is part of our intended strategy to expand our software business, and certain software revenues may be recognized periodically over the term of the relevant use period or subscription period. As a result, certain software, subscription and support and maintenance revenue we report each fiscal quarter is derived from the recognition of deferred revenue from contracts entered into during previous fiscal quarters. Consequently, any fluctuation in such new or renewed contracts in any one fiscal quarter may not be fully or immediately reflected in revenue and could negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of certain software products, subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase such software or services revenue through additional sales in any period, as revenue from those software, subscription and support and maintenance contracts must be recognized over the applicable period.

Additionally, we determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand (all of which, have in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continuous pricing pressures and a constantly evolving industry. We may not be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional WAN infrastructures towards software-defined WAN has been receiving considerable attention. In our view, it will take several years to see the full impact of software-defined WAN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. In addition, if we invest time, energy and resources in developing products for a market that does not develop, it could likewise significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

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

We are dependent on contract manufacturers and original design manufacturers with whom we do not have long-term supply contracts, and changes to or disruptions in those relationships or manufacturing processes, expected or unexpected, may result in delays that could cause us to lose revenues and damage our customer relationships.

We depend on independent contract manufacturers and original design manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers and original design manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer and original design manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer and original design manufacturer relationships, which could include failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in their manufacturing operations, or if we had to change or add additional contract manufacturers, original design manufacturers, or contract manufacturing sites, our ability to ship products to our customers could be delayed. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Such delays could result in supply shortfalls that damage our ability to meet customer demand for those products and could cause our customers to purchase alternative products from our competitors. Also, the addition of manufacturing locations or contract manufacturers, original design manufacturers, or the introduction of new products by us would increase the complexity of our supply chain management. Moreover, a significant portion of our manufacturing is performed in China and other foreign countries and is therefore subject to risks associated with doing business outside of the United States, including import tariffs, disruptions to our supply chain, pandemics, regional climate-related events, or regional conflicts. For example, in 2018, the United States imposed a tariff on certain networking products imported from China and in 2019, the United States increased the tariffs on these networking products and expanded the list of products subject to the tariff. Certain products that we import into and sell within the United States are included on the list of products subject to these tariffs. We have incurred increased costs due to our efforts to attempt to mitigate the impact of the tariffs. In some cases, the tariffs have been passed on and may continue to be passed on to customers resulting in higher prices for our customers, which may have reduced, or may continue to reduce, customer demand for our products or increased cost of goods sold. Similarly, many of the products that we source from China are transported by air cargo from Hong Kong, which has experienced recent political demonstrations that have resulted in cancellations or delays in flights in and out of Hong Kong. If these demonstrations and their impact on air shipments continue, we could experience delays in product deliveries or be required to change our shipping practices. In addition, increased costs of production or delays in production caused by any relocation of contract manufacturing facilities or delays in product deliveries could impact the global competitiveness of our products. Each of these factors could adversely affect our business, financial condition and results of operations. Further, the Chinese government has recently imposed certain restrictions on the movement of people and goods, including the temporary closure of factories, businesses, schools, and public spaces, to limit the spread of COVID-19 in and around Wuhan and may extend these restrictions to other affected regions. While our products are not manufactured in Wuhan, any delay in production or delivery of our products or components made in China by our suppliers due to an extended closure of our supplier's plants or other restrictions imposed to limit the spread of COVID-19 could adversely impact our business. In addition, a number of countries have either closed their borders completely or implemented immigration restrictions for visitors traveling from China.

We are dependent on sole source and limited source suppliers, including for key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources for many of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. For example, we have experienced industry-wide supply constraints related to power management components. In addition, some components used in our networking solutions have in the past and may in the future experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, the use of certain components we share in common with other companies, in IT spending or the economy in general, is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer. Additionally, if certain components that we receive from our suppliers have defects or other quality issues, we may have to replace or repair such components, and we could be subject to claims based on warranty, product liability, epidemic or delivery failures that could lead to significant expenses. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments, revenue charges that impact our gross margins, and/or warranty or other claims or costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation, Intel Corporation acquired Altera Corporation ("Altera"), and Cisco has announced its intent to acquire Acacia Communications, Inc. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts which may impact our gross margins. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control or may seek to impose significant price increases. Any disruptions to our supply chain or significant increase in components cost could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, an extended closure of or any slowdown at our supplier's plants or shipping delays due to efforts to limit the spread of COVID-19, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, Nippon Telegraph and Telephone Corporation and NEC Corporation. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, determine that we cannot continue to do business with these partners for any reason or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces between the two. For example, on December 31, 2018, we entered into a Master Services Agreement and certain Statements of Work with IBM pursuant to which we have outsourced significant portions of our IT and other administrative functions. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. For example, we acquired Mist Systems in 2019, HTBase in 2018 and Cyphort in 2017. Acquisitions involve numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, liabilities, litigation, and diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains or relatively small supply partners, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire.

There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate or integrate any acquired business or if we are unable to efficiently operate as a combined organization, including through the use of common information and communication systems, operating procedures, financial controls, and human resources practices, we could be required to write-down investments and our business, financial condition, and results of operations may be adversely affected.

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

We are a party to lawsuits, investigations, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any or all of which could harm our business, results of operations, financial condition or cash flows.

We, and certain of our current and former officers and current and former members of our Board of Directors, have been and may become subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. In addition, certain U.S. governmental agencies previously conducted investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved the Company making a payment of $11.8 million in August 2019.

Generally, we cannot predict the duration, scope, outcome or consequences of litigation and government investigations. In connection with any limitation or government investigations, we may agree to settle the matter, we may be required to pay damages and incur other remedies, which may be material, and we may suffer reputational harm. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

As we seek to sell more products directly to telecommunications, cable and cloud service provider companies and other large customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or impact the amount of revenues to be recognized.

Telecommunications, cable and cloud service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. As we seek to sell more products directly to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

In addition, these types of customers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may impact the amount of revenue recognition from such sales, which may negatively affect our business, financial condition and results of operations. In addition, increased patent litigation brought against customers in recent years, may result, and in some cases has resulted, in customers requesting or requiring vendors to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition and results of operations.

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

The adoption and implementation of additional regulations, such as the Internet of Things (IoT) security law (SB-327) which became enforceable in 2020, could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner, require us to spend significant time and expense to comply, and subject us to fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

Governmental regulations and economic sanctions affecting the import or export of products generally or affecting products containing encryption capabilities, in particular, could negatively affect our revenues and operating results.

The United States and various foreign governments have imposed controls and restrictions on the export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products contain or use encryption technology and, consequently, are subject to such controls, requirements and restrictions. Certain governments, like those of Russia and China, control importation and in-country use of encryption items and technology. The scope, nature and severity of such controls vary widely across different countries and may change frequently over time.

For several years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China. As a result, Congress has enacted bans on the use of the covered equipment and services in federal networks and even in the networks of subcontractors to the federal government.

In 2019, the U.S. Department of Commerce, or Commerce Department, proposed a rule that would subject to government review the acquisition or use of information and communication technology, or ICT, goods and services from entities owned by, controlled by, or subject to the jurisdiction of a foreign adversary. The proposal would be retroactive and apply to transactions dating back to May 15, 2019. If implemented as proposed, the rule could subject acquisition of components, modules, other parts, and any services to lengthy government review processes. This would introduce significant uncertainty into our supply chain planning as we would not be certain which potential acquisitions the government would permit and which it would reject.

Increasingly, governments have begun using export and import controls not only to further national security objectives but also to protect local industries and restrict proliferation of locally developed “emerging or foundational technology." For example, in 2018 the U.S. enacted the Export Control Reform Act, which expands the power of the Commerce Department to use export controls to protect domestic industry and to restrict the export of emerging and foundational technologies not currently subject to controls. In furtherance of that law, on November 19, 2018, the Commerce Department sought public comment on how to define emerging technologies. Our ability to market and sell our products overseas may be impacted by such export controls, if and when they are imposed.

In addition, the U.S. and other governments have especially broad sanctions and embargoes prohibiting provision of goods or services to certain countries, and territories, and to certain sanctioned governments, legal entities and individuals. Some of these restrictions have been imposed not just to protect national security but also to protect domestic industries and to achieve political aims. For instance, the Commerce Department in 2018 added to its Entity List, a Chinese semiconductor manufacturer on the express basis that it threatens the viability of U.S. competitors; the Entity List traditionally is used to restrict exports to end users that pose a security risk. Particularly far reaching and complex are restrictions imposed by the U.S. and EU on exports to Russia and, in particular, to the disputed region of Crimea. We have implemented systems to detect and prevent sales into these restricted countries or to prohibited entities or individuals, but there can be no assurance that our third party, downstream resellers and distributors will abide by these restrictions or have processes in place to ensure compliance, especially where local government regulation might prohibit adherence to such restrictions.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. In 2018, the United States imposed tariffs on a large variety of products of China origin. As a result, beginning September 24, 2018, a large portion of Juniper products manufactured in China became subject to a 10% tariff on importation into the U.S. pursuant to the U.S. government’s List 3 tariff proceeding. The U.S. President announced on May 5, 2019, that the rate would increase to 25% on May 10, 2019 due to the lack of negotiation progress. On August 1, 2019, the President stated his intent to increase the List 3 tariff to 30%, which he announced would occur on October 15, 2019; this planned increase to 30% has been postponed indefinitely. Similarly, in July 2019, the U.S. President reiterated his readiness to impose tariffs on all remaining Chinese imports (List 4 tariff proceeding) if U.S.-China negotiations remained unresolved. In August 2019, he announced that he would impose a 15% tariff on List 4 imports effective September 1, 2019. Pursuant to a U.S.-China trade deal signed in mid-January, the List 3 rate will remain at 25% but the List 4 rate will decrease from 15% to 7.5%, effective February 14, 2020.

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

For example, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the EU laws that previously applied. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. Final regulations by the California Attorney General are expected to be published later this year.

It remains unclear the extent or timing of any modifications that will be made to the CCPA, or how such modifications will be interpreted. The effects of the CCPA potentially are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Further, other states have also expanded their data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

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

Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals with technological and creative skills, in particular engineers in very specialized technical areas who have the expertise necessary to develop new products and develop enhancements for our current products, and provide reliable product maintenance, or sales people with specialized industry expertise, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets.

As of December 31, 2019, our goodwill was $3,337.1 million, and our purchased intangible assets were $185.8 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on November 12, 2019, in Altera Corp. v. Commissioner, the Ninth Circuit Court of Appeals denied Altera Corporation’s petition for rehearing en banc of its case, following the Ninth Circuit’s decision against Altera issued on June 7, 2019 (the “2019 Opinion”). The 2019 Opinion required related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. Altera appealed this decision to the U.S. Supreme Court on February 10, 2020. Pending final resolution of the Altera case, the Company’s position on cost-sharing of share-based compensation remains unchanged. If the final judicial decision is not in favor of Altera, we expect our effective tax rate and current income tax payable to be higher. We are monitoring this case and any impact the final resolution may have on our financial statements. In addition, the Tax Act made significant changes to the taxation of U.S. business entities that may have a meaningful impact to our provision for income taxes. These changes included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act required significant judgments and estimates that are based on current interpretations of the Tax Act. The U.S. Department of the Treasury continues to issue regulations that affect various components of the Act. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Act.

Furthermore, on October 5, 2015, the Organisation for Economic Co-operation and Development, or OECD, an international association of 35 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting, or BEPS, Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, as adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. In addition, we are generally subject to the continuous examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. There can be no assurance that the outcomes from continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes in trade controls, economic sanctions, or other international trade regulations, which may affect our ability to import or export our products to or from various countries;

•
laws that restrict sales of products that are developed, manufactured, or incorporate components or assemblies from certain countries to specific customers (e.g., U.S. federal government departments and agencies) and industry segments, or for particular uses or more generally;

•	varying and potentially conflicting laws and regulations;

•	political uncertainty, including demonstrations, that could have an impact on product delivery from and into the China region;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	tax policies that could have a business impact;

•	import tariffs imposed by the United States and reciprocal tariffs imposed by foreign countries;

•	data privacy rules and other regulations that affect cross border data flow; and

•
the impact of the following on customer spending patterns: political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease or a pandemic, such as COVID-19 in Greater China, a region of importance to our supply chain and our end market sales, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

In addition, the U.K.'s formal exit from the EU on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. The U.K. is expected to enter a transition period until December 31, 2020 permitting negotiation of a free trade deal between the US and U.K. The consequences for the economies of the U.K. and EU member states as a result of the U.K.'s withdrawal from the EU remain unknown and unpredictable. Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. We are also reviewing the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the withdrawal are still developing and we are in the process of assessing the impact the withdrawal may have on our business as more information becomes available, including, but not limited to changes to U.K. immigration policy that may affect our ability to attract and retain talent in EMEA. Nevertheless, because we conduct business in the EU and the U.K., any of the effects of Brexit, including those we cannot anticipate, could have a material adverse effect on our business, business opportunities, operating results, financial condition and cash flows. The lack of certainty given the pending EU-U.K. negotiations creates the risk that, notwithstanding that we have devoted significant resources to preparing for the impact of Brexit, we may not be adequately prepared for an unforeseen outcome.

Our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other nations. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States reached a new trilateral trade agreement with the Governments of Canada and Mexico to replace the North American Free Trade Agreement (NAFTA). The United States and Mexico have ratified the agreement, with Canada expected to follow suit in the coming months. Even after ratification, the three nations must meet various obligations before the agreement takes effect.

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

Further, the spread of COVID-19from China has affected the manufacturing and shipment of goods. In January 2020, the Chinese government imposed certain restrictions on movement of people and goods to limit the spread of COVID-19 in and around Wuhan. While our products are not manufactured in Wuhan, any delay in production or delivery of our products or components made by our suppliers due to an extended closure of our supplier's plants as a result of efforts to limit the spread of COVID-19 in China could adversely impact our business. In addition, several airlines have canceled flights to and from China, affecting the ability to obtain components needed for manufacturing elsewhere. The United States also imposed flights rules at the beginning of February that redirect flights carrying passengers who have visited China to one of seven U.S. airports. This applies even for flights not originating in China. If any of our products are shipped as cargo on such flights, they could be diverted to those airports.

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any theft or unauthorized use or publication of our intellectual property and other confidential business information could harm our competitive position.

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

Under the terms of our recent Master Services Agreement and certain Statements of Work, IBM provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for servers storage and network devices; and end user support including service desk. Our businesses are dependent on the services provided and systems operated for us by IBM and its third-party providers. The failure of one or more of these entities to meet our performance standards and expectations, including with respect to data security, may have a material adverse effect on our business, results of operations or financial condition.

Our success is dependent on our ability to maintain effective relationships with IBM and other third-party technology and service providers as well as the ability of IBM and any other third-party providers to perform as expected. We may terminate our agreement with IBM and any and all Statements of Work at any time on short notice for cause, convenience, certain specific performance failures, a breach of warranties by IBM, failure to transform, changes in law, force majeure, or a change in the control of either IBM or us. Depending on the type and timing of a termination, we may be required to pay certain termination amounts to IBM. IBM's only right to terminate the Master Services Agreement is based on our failure to comply with certain terms applying to disputed payments.

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

We may be unable to generate sufficient cash flow to satisfy our expenses, make anticipated capital expenditures or service our debt obligations, including the Notes and the Revolving Credit Facility.

As of December 31, 2019, we had $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The credit agreement will terminate in April 2024, at which point all amounts borrowed must be repaid (subject to two one-year maturity extension options). As of December 31, 2019, no amounts were outstanding under the Revolving Credit Facility.

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

The indenture that governs the Notes contain various covenants that limit our ability and the ability of our subsidiaries to, among other things:

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

At December 31, 2019, we had $1,215.8 million in cash and cash equivalents and $1,327.8 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $189.8 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters is located on 80 acres of owned land in Sunnyvale, California and includes approximately 0.7 million square feet of owned buildings.

In addition, we lease space (including offices and other facilities) in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. As of December 31, 2019, we leased approximately 1.7 million square feet worldwide, with approximately 35% in North America. The respective operating leases expire at various times through November 2029. Each leased facility is subject to an individual lease or sublease, which could provide various options to renew/terminate the agreement or to expand/contract the leased space. We believe that our current offices and other facilities are in good condition and appropriately support our current business needs. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

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

Stockholders
As of February 13, 2020, there were 649 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We paid cash dividends of $0.19 per share each quarter, totaling $260.1 million during the year ended December 31, 2019. In January 2020, we declared a quarterly cash dividend of $0.20 per share of common stock to be paid on March 23, 2020 to stockholders of record as of the close of business on March 2, 2020. The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Unregistered Securities Issued

On April 1, 2019, we issued 725,955 shares of our common stock as consideration to three individuals in connection with the Mist acquisition in the second quarter of 2019.

On December 6, 2019, we issued 107,514 shares of our common stock as consideration to an individual in connection with the acquisition of AppFormix in 2016.

The issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended December 31, 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2019(1)	6.4	$25.15	6.4	$1,700.0
November 1 - November 30, 2019	—	$—	—	$1,700.0
December 1 - December 31, 2019	—	$—	—	$1,700.0
Total	6.4	$—	6.4
________________________________

(1)
As part of the 2018 Stock Repurchase Program, on October 28, 2019, the Company entered into an ASR, to repurchase an aggregate of approximately $200.0 million of the Company’s outstanding common stock. The Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company’s common stock for an aggregate price of $160.0 million. See Note 18, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a discussion of the Company's ASR completion subsequent to December 31, 2019.

(2)
Shares were repurchased during the periods set forth in the table above under our stock repurchase program, which had been approved by the Board and authorized us to purchase an aggregate of up to $3.0 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's ASR completion and stock repurchase activity subsequent to December 31, 2019. For the majority of restricted stock units granted to executive officers of the Company, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting, see Note 11, Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2014, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index. Total stockholder return assumes reinvestment of all dividends.

	As of December 31,
	2014	2015	2016	2017	2018	2019
JNPR	$100.00	$125.51	$130.64	$133.63	$129.54	$122.25
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
NASDAQ Telecommunications Index	$100.00	$94.70	$111.36	$133.88	$140.93	$160.17

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

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2019, see Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2019	2018(1)	2017(2)	2016	2015
	(In millions)
Net revenues	$4,445.4	$4,647.5	$5,027.2	$4,990.1	$4,857.8
Gross margin	2,616.8	2,741.2	3,072.1	3,104.5	3,078.6
Operating income	442.2	572.2	848.1	889.7	912.0
Net income	$345.0	$566.9	$306.2	$592.7	$633.7

_______________________________

(1)	Fiscal year 2018 includes a tax benefit of $133.0 million related to a lapse in the statute of limitations and tax accounting method changes related to deferred revenue.

(2)	Fiscal year 2017 includes an estimated $289.5 million of tax expense related to the U.S. Tax Cuts and Jobs Act, and pre-tax restructuring charges of $65.6 million.

Per Common Share Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net income per share:
Basic	$1.01	$1.62	$0.81	$1.55	$1.62
Diluted	$0.99	$1.60	$0.80	$1.53	$1.59
Cash dividends declared per share of common stock	$0.76	$0.72	$0.40	$0.40	$0.40

Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017	2016	2015
	(In millions)
Cash, cash equivalents, and investments	$2,543.6	$3,758.1	$4,021.0	$3,657.3	$3,192.2
Working capital	1,665.9	2,739.3	2,446.3	2,236.0	1,110.5
Goodwill	3,337.1	3,108.8	3,096.2	3,081.7	2,981.3
Total assets(1)(2)	8,837.7	9,363.3	9,833.8	9,656.5	8,607.9
Total debt(1)	1,683.9	2,139.0	2,136.3	2,133.7	1,937.4
Total long-term liabilities (excluding long-term debt)(2)(3)	999.3	908.5	1,278.4	824.4	594.1
Total stockholders' equity(4)(5)	$4,610.6	$4,823.2	$4,680.9	$4,962.5	$4,574.4
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

(2)	Fiscal year 2019 reflects the impact of the adoption of the new lease accounting standard under the modified retrospective approach.

(3)	Fiscal year 2017 includes an estimated $394.0 million recorded in long-term income taxes payable related to the one-time transition tax as a result of the Tax Cuts and Jobs Act.

(4)
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

(5)
Fiscal year 2018 includes the adoption of ASU No. 2014-09 (Topic 606) Revenue from Contracts with Customers, which provides guidance for revenue recognition that superseded the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and most industry specific guidance. We adopted the standard under the modified retrospective approach, applying the amendments to prospective reporting periods. Upon adoption, we recorded a cumulative effect adjustment of $324.7 million, which decreased the January 1, 2018 opening accumulated deficit balance on the Consolidated Balance Sheet primarily due to the application of the new guidance in the areas of distributor sales, software and related services revenue, variable consideration, revenue allocation, and contract acquisition costs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Business in Item 1 of Part I and the Consolidated Financial Statements and the related notes in Item 8 of Part II of this Report.

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

Executive Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	As of and for the Years Ended December 31,
	2019	2018	$ Change	% Change

Net revenues	$4,445.4	$4,647.5	$(202.1)	(4)%
Gross margin	$2,616.8	$2,741.2	$(124.4)	(5)%
Percentage of net revenues	58.9%	59.0%
Operating income	$442.2	$572.2	$(130.0)	(23)%
Percentage of net revenues	9.9%	12.3%
Net income	$345.0	$566.9	$(221.9)	(39)%
Percentage of net revenues	7.8%	12.2%
Net income per share
Basic	$1.01	$1.62	$(0.61)	(38)%
Diluted	$0.99	$1.60	$(0.61)	(38)%

Operating cash flows	$528.9	$861.1	$(332.2)	(39)%
Stock repurchase plan activity	$550.0	$750.0	$(200.0)	(27)%
Cash dividends declared per common stock	$0.76	$0.72	$0.04	6%
DSO(*)	66	58	8	14%

Deferred revenue	$1,223.4	$1,213.6	$9.8	1%
Product deferred revenue	$132.6	$144.4	$(11.8)	(8)%
Service deferred revenue	$1,090.8	$1,069.2	$21.6	2%
________________________________

(*)	DSO is for the fourth quarter ended December 31, 2019, and 2018.

•
Net Revenues: The net revenues decreased primarily due to the Service Provider vertical, partially offset by growth in Enterprise and Cloud. We believe the decline in the Service Provider vertical is due to continued business challenges facing some of our largest Service Provider customers. Our Cloud vertical has returned to year-over-year growth. Certain large Cloud customers were transitioning their network architecture as they continued to add capacity. The transition from purchasing our MX product family to our PTX product family contributed to the decline in our net revenues as the PTX product family has a lower average selling price compared to the MX product family. We believe the MX to PTX transition is largely behind us. Nevertheless, we are focused on the Cloud vertical as well as the transition to 400-gig Ethernet, or 400G, which we believe will present further opportunities for Juniper across our portfolio as our Cloud customers value high-performance, highly compact, power efficient infrastructures, which we support and continue to develop. Our Enterprise vertical grew year-over-year, primarily due to services and to a lesser extent, routing and security, partially offset by a decline in switching. Service net revenues increased primarily due to strong renewal and attach rates of support contracts.

•
Gross Margin: The gross margin as a percentage of net revenues decreased primarily due to lower product revenues, higher amortization of intangible assets associated with the acquisition of Mist, customer and product mix, and to a lesser extent, China tariffs, partially offset by higher service revenues and lower service delivery costs.

•
Operating Margin: The operating income as a percentage of net revenues decreased primarily due to the drivers described in the gross margin discussion above, and higher restructuring costs during the first half of 2019 that we did not incur during the same period in 2018. The decrease in operating margin was partially offset by lower personnel-related and share-based compensation expenses.

•
Operating Cash Flows: Net cash provided by operations decreased primarily due to lower invoicing activity, partially offset by a decrease in cash paid for income taxes and a decrease in payments to suppliers.

•
Capital Return: We continue to return capital to our stockholders. During the second quarter of 2019, we entered into an accelerated share repurchase program, or ASR, of $300.0 million. The ASR resulted in a total settlement of 11.6 million shares. During the fourth quarter of 2019, we entered into another ASR to repurchase an aggregate of $200.0 million shares. Under the ASR, we made an up-front payment of $200.0 million and received an initial delivery of 6.4 million shares for an aggregate price of $160.0 million. Upon completion of the ASR in the first quarter of 2020, we received an additional 1.8 million shares from the financial institution. These 1.8 million shares will be retired in the first quarter of 2020. The completion of the ASR resulted in a total settlement of 8.2 million shares of our common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share. During 2019, we also paid quarterly dividends of $0.19 per share, for an aggregate amount of $260.1 million.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased, primarily due to higher accounts receivable resulting from higher overall invoicing volume.

•	Deferred Revenue: Total deferred revenue increased, primarily due to the timing of the delivery of contractual commitments.

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

•
Goodwill and Purchased Intangible Assets: We make significant estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis. The purchase price of an acquired entity is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. Critical estimates include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in future periods and the appropriate weighted average cost of capital.

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded. We evaluate goodwill for impairment on an annual basis, as of November 1st, or more frequently if an event occurs or facts and circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment, by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit does not exceed the carrying value, we perform the second step of the impairment test. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill of our reporting units.

We conducted our annual impairment test of goodwill during the fourth quarters of 2019 and 2018. As of December 31, 2019, we determined that no impairment of the carrying value of goodwill for any reporting units was required. See Note 7, Goodwill and Purchased Intangible Assets, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our Goodwill and Purchased Intangible Assets.

•
Inventory Valuation and Contract Manufacturer Liabilities: Inventory consists primarily of component parts to be used in the manufacturing process and finished goods in-transit, and is stated at lower of cost or net realizable value. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2019 and December 31, 2018, our net inventory balances were $94.2 million and $82.0 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for quantities in excess of our demand forecasts or obsolete materials charges for components purchased by contract manufacturers based on our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2019 and December 31, 2018, our contract manufacturer liabilities were $28.6 million and $30.4 million, respectively.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in the research and development, or R&D, tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. In addition, the OECD’s recommended changes to numerous long-standing tax principles, as adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2019 compared to 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2018 compared to 2017 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at http://investor.juniper.net.

Revenues

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Routing	$1,623.2	$1,839.7	$(216.5)	(12)%
Switching	901.0	934.4	(33.4)	(4)%
Security	343.5	333.0	10.5	3%
Total Product	2,867.7	3,107.1	(239.4)	(8)%
Percentage of net revenues	64.5%	66.9%
Total Service	1,577.7	1,540.4	37.3	2%
Percentage of net revenues	35.5%	33.1%
Total net revenues	$4,445.4	$4,647.5	$(202.1)	(4)%

Cloud	$1,059.8	$1,049.9	$9.9	1%
Percentage of net revenues	23.8%	22.6%
Service Provider	1,827.8	2,066.7	(238.9)	(12)%
Percentage of net revenues	41.1%	44.5%
Enterprise	1,557.8	1,530.9	26.9	2%
Percentage of net revenues	35.1%	32.9%
Total net revenues	$4,445.4	$4,647.5	$(202.1)	(4)%

Americas:
United States	$2,299.8	$2,339.1	$(39.3)	(2)%
Other	218.2	202.1	16.1	8%
Total Americas	2,518.0	2,541.2	(23.2)	(1)%
Percentage of net revenues	56.7%	54.7%
EMEA	1,215.3	1,290.8	(75.5)	(6)%
Percentage of net revenues	27.3%	27.8%
APAC	712.1	815.5	(103.4)	(13)%
Percentage of net revenues	16.0%	17.5%
Total net revenues	$4,445.4	$4,647.5	$(202.1)	(4)%

Product net revenues decreased primarily due to lower Routing revenues from our Service Provider vertical and to a lesser extent, Cloud, partially offset by growth in Enterprise.

Routing revenue decreased primarily driven by Service Provider and Cloud verticals from lower net revenues in our MX product family, partially offset by growth in our PTX product family as a result of the MX to PTX transition primarily from our Cloud vertical.

Switching revenue decreased primarily driven by Service Provider and to a lesser extent, Enterprise, partially offset by Cloud. The decrease was a result of lower net revenues from our QFX and EX product families.

Security revenue increased primarily driven by Service Provider, and to a lesser extent, Enterprise, partially offset by Cloud. The year-over-year growth was primarily driven by the growth in Mid-Range SRX.

Service net revenues increased primarily due to strong renewal and attach rates of support contracts.

Customer

No customer accounted for greater than 10% of our net revenues during the years ended December 31, 2019, and 2018.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Product gross margin	$1,640.7	$1,829.9	$(189.2)	(10)%
Percentage of product revenues	57.2%	58.9%
Service gross margin	976.1	911.3	64.8	7%
Percentage of service revenues	61.9%	59.2%
Total gross margin	$2,616.8	$2,741.2	$(124.4)	(5)%
Percentage of net revenues	58.9%	59.0%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, the United States imposed a tariff on networking products imported from China, which includes certain products that we import into and sell within the United States. For more information on the potential impact of tariffs on our business, see the “Risk Factors” section of Item 1A of Part I of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to higher amortization of intangible assets associated with the acquisition of Mist, customer and product mix, and to a lesser extent, China tariffs, partially offset by improvements in our cost structure. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue and lower service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Research and development	$955.7	$1,003.2	$(47.5)	(5)%
Percentage of net revenues	21.5%	21.6%
Sales and marketing	939.3	927.4	11.9	1%
Percentage of net revenues	21.1%	19.9%
General and administrative	244.3	231.1	13.2	6%
Percentage of net revenues	5.5%	5.0%
Restructuring charges	35.3	7.3	28.0	384%
Percentage of net revenues	0.8%	0.2%
Total operating expenses	$2,174.6	$2,169.0	$5.6	—%
Percentage of net revenues	48.9%	46.7%

Our operating expenses have historically been driven in large part by personnel-related costs, including salaries and wages; commissions and bonuses, which we refer to collectively as variable compensation; benefits; share-based compensation; and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 9,419, and 9,283 employees as of December 31, 2019, and 2018, respectively. Our headcount increased by 136 employees, or 1% primarily due to the acquisition of Mist, and from hiring for our sales transformation efforts earlier this year. Our headcount increase was partially offset by our restructuring plan initiated in the first quarter of 2019 designed to realign our workforce with our sales strategy, improve productivity, and enhance cost efficiencies, which we refer to as the 2019 Restructuring Plan. During the second quarter of 2019, we amended the 2019 Restructuring Plan and undertook certain further actions that resulted in additional severance, additional facility consolidation, and contract termination costs.

Research and development

Research and development expense, or R&D, decreased $47.5 million primarily due to lower personnel-related costs, including a decrease in share-based compensation expense of $26.9 million, mainly driven by lower expense from certain performance share awards, or PSAs, where vesting is contingent upon the achievement of certain performance milestones. The decrease was also driven by lower facilities expense of $11.5 million due to a facility closure during the third quarter of 2018. The decrease was partially offset by higher engineering costs of $7.3 million due to increased investments in certain R&D projects.

Sales and marketing

Sales and marketing expense increased $11.9 million primarily due to higher outside service costs of $7.6 million related to consulting projects, higher share-based compensation of $4.8 million, primarily from the acquisition of Mist during 2019, and from higher facilities expense of $4.8 million. The increase was partially offset by lower personnel-related costs of $16.2 million from restructuring actions in the first half of the year.

General and administrative

General and administrative expense increased $13.2 million primarily from costs related to the acquisition of Mist Systems of $16.6 million and from higher share-based compensation of $8.3 million. In 2018, we established an accrual of $12.0 million for the FCPA matter with the SEC, which was subsequently settled in 2019 for $11.8 million.

Restructuring charges

Restructuring charges increased $28.0 million primarily due to additional severance costs related to workforce reductions and contract termination costs recorded under the 2019 Restructuring Plan.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Interest income	$79.1	$72.7	$6.4	9%
Interest expense	(88.7)	(103.2)	14.5	(14)%
Loss on extinguishment of debt	(15.3)	—	(15.3)	N/M
Loss on investments, net	(3.8)	(7.4)	3.6	(49)%
Other	0.9	(1.6)	2.5	(156)%
Total other expense, net	$(27.8)	$(39.5)	$11.7	(30)%
Percentage of net revenues	(0.6)%	(0.8)%
_______________________________
N/M - percentage is not meaningful.

Interest income primarily includes interest earned on our cash, cash equivalents, investments, and a promissory note issued to us in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Loss on extinguishment of debt resulted from the early repayment of senior notes due 2020 and 2021. Loss on investments, net, primarily includes losses from the sale of investments in public and privately-held companies, and any observable changes in fair value and impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Interest Income

Interest income increased $6.4 million, primarily due to higher interest income related to our fixed income investment portfolio, as a result of higher yields.

Interest Expense

Interest expense decreased $14.5 million primarily due to a reduction in total debt primarily from the repayment in February 2019, of our 3.125% senior notes for an aggregate principal amount of $350.0 million, and from the repayment in August 2019, of our 3.300% and 4.600% senior notes due in 2020 and 2021, respectively, for an aggregate principal amount of $600.0 million. The decrease in interest expense was partially offset by the issuance of our 3.75% senior notes due 2029 for an aggregate principal amount of $500.0 million in August 2019.

Loss on Extinguishment of Debt

During the year ended December 31, 2019, we incurred a call premium related to the early repayment of our 2020 and 2021 Senior Notes, conversely there were no such charges recorded in 2018.

Loss on Investments, Net

During the year ended December 31, 2019, our loss on investments decreased primarily related to certain equity investments in privately-held companies.

Income Tax Provision (Benefit)

The following table presents the income tax provision (benefit) (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Income tax provision (benefit)	$69.4	$(34.2)	$103.6	(303)%
Effective tax rate (benefit)	16.7%	(6.4)%

The effective tax rate for fiscal year 2019 was higher than 2018, primarily due to the net difference in discrete items unique to fiscal year 2019 compared to fiscal year 2018. In 2019, our effective rate included a $25.4 million benefit, including interest, related to the recognition of previously unrecognized tax benefits pursuant to the resolution of a tax audit and a $7.5 million benefit, including interest, for a lapse in statute of limitations. The 2018 rate reflected a $67.6 million benefit, including interest, related to a lapse in statute of limitations, a $33.2 million benefit as a result of filing a change in tax accounting method for the recognition of deferred product revenue, and a $32.2 million benefit resulting from a tax accounting method change related to foreign deferred service revenue.

For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our income tax provision, see Note 14, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

On June 7, 2019, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. Altera appealed this decision to the U.S. Supreme Court on February 10, 2020. Pending final resolution of the Altera case, the Company’s position on cost-sharing of share-based compensation remains unchanged. We will continue to monitor ongoing developments and potential financial statement impacts. If a judicial decision against Altera had been finalized in the reporting period, our effective tax rate for 2019 would have been higher.

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

As a result of recommendations by the OECD on Base Erosion and Profit Shifting, certain countries in EMEA and APAC have either enacted new corporate tax legislation or are considering enacting such legislation in the near future. We expect the effect of these reform measures to potentially impact long-standing tax principles, particularly in regards to transfer pricing. Consequently, we expect global tax authorities to increasingly challenge our cost sharing and other intercompany arrangements, and the related sourcing of taxable profits in global jurisdictions.

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

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of December 31,
	2019	2018	$ Change	% Change
Working capital	$1,665.9	$2,739.3	$(1,073.4)	(39)%

Cash and cash equivalents	$1,215.8	$2,489.0	$(1,273.2)	(51)%
Short-term investments	738.0	1,070.1	(332.1)	(31)%
Long-term investments	589.8	199.0	390.8	196%
Total cash, cash equivalents, and investments	2,543.6	3,758.1	(1,214.5)	(32)%
Short-term portion of long-term debt	—	349.9	(349.9)	(100)%
Long-term debt	1,683.9	1,789.1	(105.2)	(6)%
Cash, cash equivalents, and investments, net of debt	$859.7	$1,619.1	$(759.4)	(47)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Consolidated Statements of Cash Flows (in millions, except percentages):

	Years Ended December 31,
	2019	2018	$ Change	% Change

Net cash provided by operating activities	$528.9	$861.1	$(332.2)	(39)%
Net cash (used in) provided by investing activities	$(528.2)	$564.8	$(1,093.0)	(194)%
Net cash used in financing activities	$(1,228.8)	$(968.6)	$(260.2)	27%

Operating Activities

Our primary source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, payments for suppliers and other general operating expenses, as well as payments related to taxes, interest, and facilities.

Net cash provided by operations decreased primarily due to lower revenues and lower collections, partially offset by lower cash payments for income taxes and to suppliers.

Investing Activities

Investing cash flows consist primarily of capital expenditures; purchases, sales, maturities, and redemptions of investments; and cash used for business combinations.

Net cash used in investing activities was $528.2 million in 2019, compared to net cash provided by investing activities of $564.8 million in 2018. In 2019, the payment for the acquisition of Mist was $270.9 million and net purchases of investments was $140.4 million. In 2018, net proceeds from sales, maturities and redemptions of investments was $771.3 million, primarily to fund the stock repurchases discussed below.

Financing Activities

Financing cash flows consist primarily of repurchases and retirement of common stock, payment of cash dividends to stockholders, issuance and repayment of long-term debt, and proceeds from the issuance of shares of common stock through employee equity incentive plans.

Net cash used in financing activities increased in 2019, compared to 2018. The 2019 payments were primarily comprised of $454.8 million net repayments of debt, payments of $550.0 million under the 2018 Stock Repurchase Program and $260.1 million payments of dividends. The 2018 payments were primarily comprised of $750.0 million under the 2018 Stock Repurchase Program and $249.3 million payments of dividends.

Capital Return

The following table summarizes our dividends paid and stock repurchase activities (in millions, except per share amounts):

	Dividends		Stock Repurchase Program			Total
Year	Per Share	Amount	Shares	Average price per share (1)	Amount	Amount
2019	$0.76	$260.1	20.1	$25.36	$550.0	$810.1
2018	$0.72	$249.3	29.3	$25.62	$750.0	$999.3
2017	$0.40	$150.4	26.1	$27.61	$719.7	$870.1
_______________________________

(1)	$25.36 average price per share for 2019 excludes the $40.0 million covered by the forward contract discussed below.

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

As part of the 2018 Stock Repurchase Program, in February 2018 and April 2019, we entered into two accelerated share repurchase programs (the "ASR") and repurchased $750.0 million and $300.0 million of our common stock, respectively. The aggregate number of shares ultimately repurchased of 29.3 million and 11.6 million shares of our common stock, respectively. was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.62 and $25.79 per share, respectively. The shares we received were retired and accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

As part of the 2018 Stock Repurchase Program, on October 28, 2019, we entered into an additional ASR with a financial institution to repurchase an aggregate of $200.0 million of our outstanding common stock. We made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of our common stock for an aggregate price of $160.0 million based on the market price of $25.15 per share of our common stock on the date of the transaction. The initial shares received by us were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $40.0 million is considered indexed to our common stock and met all of the applicable criteria for equity classification.

During the first quarter of 2020, the ASR was completed and we received an additional 1.8 million shares from the financial institution. These 1.8 million shares will be retired in the first quarter of 2020. The completion of the ASR resulted in a total settlement of 8.2 million shares of our common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share.

During the fiscal year ended December 31, 2019, we also repurchased 2.1 million shares of our common stock in the open market for an aggregate purchase price of $50.0 million at an average price of $23.63 per share, under the 2018 Stock Repurchase Program.

As of December 31, 2019, there was $1.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 18, Subsequent Event, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for discussion of our dividend declaration subsequent to December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, standby letters of credit for certain lease facilities and insurance programs. See Guarantees below for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$226.0	$49.3	$81.6	$57.4	$37.7
Purchase commitments with contract manufacturers and suppliers(1)	1,471.5	794.3	450.8	226.4	—
Long-term debt(2)	1,700.0	—	—	500.0	1,200.0
Interest payment on long-term debt(2)	872.8	78.7	156.2	144.9	493.0
Tax liability related to the Tax Act(3)	245.2	—	—	138.8	106.4
Other contractual obligations(1)	113.8	42.0	49.8	20.6	1.4
Total	$4,629.3	$964.3	$738.4	$1,088.1	$1,838.5
_______________________________

(1)
See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our leases and other contractual commitments.

(2)	See Note 10, Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

(3)
See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our tax liability related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

As of December 31, 2019, we had $127.4 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Revolving Credit Facility

We had an unsecured revolving credit facility that was due to expire in June 2019 (the “Prior Revolving Credit Facility”), which enabled borrowings of up to $500.0 million, with the option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Prior Revolving Credit Facility was terminated concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement (the “Credit Agreement”). As of December 31, 2019, we were in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Guarantees

We have financial guarantees consisting of guarantees of product and service performance and standby letters of credit for certain lease facilities and insurance programs of $30.6 million and $23.1 million, as of December 31, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Since the enactment of the Tax Act, we have repatriated a significant amount of cash, cash equivalents, and investments from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.

In August 2019, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any offerings of securities under our automatic shelf registration statement will be made pursuant to a prospectus. In addition, our Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

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

Interest Rate Risk

Interest Expense Risk - Available-for-Sale Fixed Income Securities

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

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2019 and 2018 that are sensitive to changes in interest rates assuming immediate parallel shifts in the yield curve of 50 basis points, or BPS, 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate (in millions):

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2019	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$1,630.4	$1,625.2	$1,620.1	$1,614.9	$1,609.7	$1,604.5	$1,599.3

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2018	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$2,210.6	$2,208.0	$2,205.4	$2,202.8	$2,200.3	$2,197.7	$2,195.1

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 79% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of twenty-four months or less. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was a reduction to operating expenses of 0.9% and 0.1% for years ended December 31, 2019 and December 31, 2018, respectively. See Note 6, Derivative Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our derivative and hedging activity.

We have performed a sensitivity analysis as of December 31, 2019 and as of December 31, 2018, using a modeling technique that measures the change in the amount of non-U.S. dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2019 and December 31, 2018, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2019 and December 31, 2018 by less than 1.5% and by less than 1.1%, respectively.

Equity Price Risk

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and others can be carried at fair value. The carrying values of our investments in privately-held companies were $189.8 million and $90.4 million as of December 31, 2019 and December 31, 2018, respectively. The privately-held companies in which we invest can still be considered to be in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing, are typically in the early stages, and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of distinct performance obligations in revenue contracts
Description of the matter
As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at the time of hardware shipment or delivery of software license, and support revenue is recognized over time as the services are performed.

Auditing the Company’s revenue recognition was challenging, specifically related to the effort required to identify and determine the distinct performance obligations and the associated timing of revenue recognition. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls to identify and determine the distinct performance obligations and the timing of revenue recognition.

Among the procedures we performed to test the identification and determination of the distinct performance obligations and the timing of revenue recognition, we read the executed contract and purchase order to understand the contract, identified the performance obligation(s), determined the distinct performance obligations, and evaluated the timing and amount of revenue recognized for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Accounting for acquisitions
Description of the matter
During 2019, the Company completed the acquisition of Mist Systems, Inc. (“Mist”) for consideration of $359.2 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Mist was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $102 million, which principally consisted of existing technology ($81 million) and customer relationships ($15 million). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business and the limited historical data and market data on which those assumptions were based. The Company used a discounted cash flow model to measure the existing technology and customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, market share and technology migration curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of the technology and customer relationships intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the technology and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
San Jose, California

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juniper Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mist Systems, Inc., which is included in the 2019 consolidated financial statements of the Company and constituted less than 4.1% of total assets and net assets, respectively as of December 31, 2019, and less than 1% of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Mist Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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
February 20, 2020

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Management has excluded from its assessment, the internal control over financial reporting of Mist Systems, Inc., which is included in the December 31, 2019 Consolidated Financial Statements, and constituted less than 4.1% of total assets and net assets, respectively as of December 31, 2019, and less than 1% of net revenues and net income for the year then ended. Based on that assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net revenues:
Product	$2,867.7	$3,107.1	$3,446.2
Service	1,577.7	1,540.4	1,581.0
Total net revenues	4,445.4	4,647.5	5,027.2
Cost of revenues:
Product	1,227.0	1,277.2	1,360.9
Service	601.6	629.1	594.2
Total cost of revenues	1,828.6	1,906.3	1,955.1
Gross margin	2,616.8	2,741.2	3,072.1
Operating expenses:
Research and development	955.7	1,003.2	980.7
Sales and marketing	939.3	927.4	950.2
General and administrative	244.3	231.1	227.5
Restructuring charges	35.3	7.3	65.6
Total operating expenses	2,174.6	2,169.0	2,224.0
Operating income	442.2	572.2	848.1
Other expense, net	(27.8)	(39.5)	(36.3)
Income before income taxes	414.4	532.7	811.8
Income tax provision (benefit)	69.4	(34.2)	505.6
Net income	$345.0	$566.9	$306.2

Net income per share:
Basic	$1.01	$1.62	$0.81
Diluted	$0.99	$1.60	$0.80
Shares used in computing net income per share:
Basic	343.2	349.0	377.7
Diluted	348.2	354.4	384.2
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$345.0	$566.9	$306.2
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses, net of tax (provision) benefit of ($1.0), $1.0, and ($4.0) for 2019, 2018, and 2017, respectively	4.6	0.6	4.5
Net realized (gains) losses reclassified into net income, net of tax provisions of $0.1, zero, and $0.9 for 2019, 2018, and 2017, respectively	(0.4)	0.9	(2.1)
Net change on available-for-sale debt securities, net of tax	4.2	1.5	2.4
Cash flow hedges:
Change in net unrealized gains and losses, net of tax (provision) benefit of ($2.6), $2.3, and ($4.4) for 2019, 2018, and 2017, respectively	(8.9)	(6.4)	15.7
Net realized losses (gains) reclassified into net income, net of tax provisions of $1.7, $0.3, and $2.4 for 2019, 2018, and 2017, respectively	5.5	(1.2)	(5.2)
Net change on cash flow hedges, net of tax	(3.4)	(7.6)	10.5
Change in foreign currency translation adjustments	(1.1)	(12.4)	19.0
Other comprehensive (loss) income, net of tax	(0.3)	(18.5)	31.9
Comprehensive income	$344.7	$548.4	$338.1

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,215.8	$2,489.0
Short-term investments	738.0	1,070.1
Accounts receivable, net of allowance for doubtful accounts of $5.5 and $4.9 as of December 31, 2019 and 2018, respectively	879.7	754.6
Prepaid expenses and other current assets	376.3	268.1
Total current assets	3,209.8	4,581.8
Property and equipment, net	830.9	951.7
Operating lease assets	169.7	—
Long-term investments	589.8	199.0
Purchased intangible assets, net	185.8	118.5
Goodwill	3,337.1	3,108.8
Other long-term assets	514.6	403.5
Total assets	$8,837.7	$9,363.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$219.5	$208.8
Accrued compensation	229.0	221.0
Deferred revenue	812.9	829.3
Short-term portion of long-term debt	—	349.9
Other accrued liabilities	282.5	233.5
Total current liabilities	1,543.9	1,842.5
Long-term debt	1,683.9	1,789.1
Long-term deferred revenue	410.5	384.3
Long-term income taxes payable	372.6	404.4
Long-term operating lease liabilities	158.1	—
Other long-term liabilities	58.1	119.8
Total liabilities	4,227.1	4,540.1
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 335.9 shares and 346.4 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	7,370.5	7,672.8
Accumulated other comprehensive loss	(18.5)	(18.2)
Accumulated deficit	(2,741.4)	(2,831.4)
Total stockholders' equity	4,610.6	4,823.2
Total liabilities and stockholders' equity	$8,837.7	$9,363.3

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$345.0	$566.9	$306.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	202.2	217.1	187.5
Depreciation, amortization, and accretion	210.3	210.5	225.6
Operating lease assets expense	42.0	—	—
Loss on extinguishment of debt	15.3	—	—
Deferred income taxes	2.9	42.6	(139.6)
Other	3.5	9.6	(14.5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(118.1)	96.3	203.8
Prepaid expenses and other assets	(100.7)	(70.9)	43.0
Accounts payable	6.4	3.5	(10.1)
Accrued compensation	6.5	41.4	(42.8)
Income taxes payable	(40.5)	(269.2)	447.3
Other accrued liabilities	(46.8)	(11.4)	(2.1)
Deferred revenue	0.9	24.7	55.0
Net cash provided by operating activities	528.9	861.1	1,259.3
Cash flows from investing activities:
Purchases of property and equipment	(109.6)	(147.4)	(151.2)
Purchases of available-for-sale debt securities	(3,209.8)	(1,228.5)	(1,882.9)
Proceeds from sales of available-for-sale debt securities	1,520.0	1,070.2	944.0
Proceeds from maturities and redemptions of available-for-sale debt securities	1,642.3	910.2	741.6
Purchases of equity securities	(107.1)	(17.5)	(14.9)
Proceeds from sales of equity securities	14.2	36.9	12.4
Proceeds from Pulse note receivable	—	—	75.0
Payments for business acquisitions, net of cash and cash equivalents acquired	(270.9)	(16.4)	(27.0)
Subsequent payments related to acquisitions in prior years	(7.3)	(42.7)	—
Net cash (used in) provided by investing activities	(528.2)	564.8	(303.0)
Cash flows from financing activities:
Repurchase and retirement of common stock	(554.9)	(756.6)	(725.8)
Proceeds from issuance of common stock	55.6	56.9	64.5
Payment of dividends	(260.1)	(249.3)	(150.4)
Payment of debt	(950.0)	—	—
Issuance of debt, net	495.2	—	—
Payment for debt extinguishment costs	(14.6)	—	—
Change in customer financing arrangement	—	(16.9)	16.9
Other	—	(2.7)	—
Net cash used in financing activities	(1,228.8)	(968.6)	(794.8)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1.2)	(10.6)	17.0
Net increase in cash, cash equivalents, and restricted cash	(1,229.3)	446.7	178.5
Cash, cash equivalents, and restricted cash at beginning of period	2,505.8	2,059.1	1,880.6
Cash, cash equivalents, and restricted cash at end of period	$1,276.5	$2,505.8	$2,059.1

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$90.6	$94.0	$93.9
Cash paid for income taxes, net	$98.8	$181.0	$193.5
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)

	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016	381.1	$8,281.6	$(37.3)	$(3,281.8)	$4,962.5
Net income	—	—	—	306.2	306.2
Other comprehensive income, net	—	—	31.9	—	31.9
Issuance of common stock	10.7	64.5	—	—	64.5
Repurchase and retirement of common stock	(26.3)	(354.6)	—	(371.2)	(725.8)
Share-based compensation expense	—	188.2	—	—	188.2
Payment of cash dividends ($0.40 per share of common stock)	—	(150.4)	—	—	(150.4)
Cumulative adjustment for share-based compensation expense upon adoption of Accounting Standards Update ("ASU") 2016-09, net of tax	—	12.8	—	(9.0)	3.8
Balance at December 31, 2017	365.5	8,042.1	(5.4)	(3,355.8)	4,680.9
Net income	—	—	—	566.9	566.9
Other comprehensive loss, net	—	—	(18.5)	—	(18.5)
Issuance of common stock	10.4	56.9	—	—	56.9
Repurchase and retirement of common stock	(29.5)	(395.1)	—	(361.5)	(756.6)
Share-based compensation expense	—	218.2	—	—	218.2
Payment of cash dividends ($0.72 per share of common stock)	—	(249.3)	—	—	(249.3)
Cumulative adjustment upon adoption of ASU 2014-09 ("Topic 606"), net	—	—	—	324.7	324.7
Reclassification of tax effects upon adoption of ASU 2018-02 ("Topic 220"), net	—	—	5.7	(5.7)	—
Balance at December 31, 2018	346.4	7,672.8	(18.2)	(2,831.4)	4,823.2
Net income	—	—	—	345.0	345.0
Other comprehensive loss, net	—	—	(0.3)	—	(0.3)
Issuance of common stock	9.8	55.6	—	—	55.6
Common stock assumed upon business combination	—	4.6	—	—	4.6
Repurchase and retirement of common stock	(20.3)	(264.6)	—	(250.3)	(514.9)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(40.0)	—	—	(40.0)
Share-based compensation expense	—	202.2	—	—	202.2
Payments of cash dividends ($0.76 per share of common stock)	—	(260.1)	—	—	(260.1)
Cumulative adjustment upon adoption of ASU 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market-based approaches.

Level 3 – Inputs are unobservable inputs based on the Company’s assumptions. These inputs, if any, are valued using internal financial models.

Derivative Instruments

The Company uses derivative instruments, primarily foreign currency forward and interest rate swap contracts, to hedge certain foreign currency and interest rate exposures. The Company does not enter into derivatives for speculative or trading purposes.

The Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges, which are carried at fair value with the derivative's gain or loss is initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. Cash flows from such hedges are classified as operating activities.

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

The Company uses interest rate swaps to convert certain of our fixed interest rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). All interest rate swaps will expire within ten years or less. The Company recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Other expense, net in the Consolidated Statements of Operations in the period of change. These derivatives are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. As of December 31, 2019, the Company did not have any finance leases. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities, and operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments not dependent on an index or a rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the noncancelable period, including any rent-free periods provided by the lessor, and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs are recognized on a straight-line basis over the lease term.

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

Land is not depreciated. Construction-in-process is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Business Combinations

The purchase price of an acquired entity is allocated to tangible assets, liabilities, and intangible assets, including in-process research and development (IPR&D) based on their estimated fair values with the residual of the purchase price recorded as goodwill.
The determination of the value of the intangible assets acquired involves certain estimates, such as expected future cash flows, which include consideration of future growth rates and margins, attrition rates, future changes in technology, discount rates, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassed as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition related expenses are recognized separately from business combination and are expensed as incurred. The Company's Consolidated Financial Statements include the operating results of acquired businesses from the date of each acquisition.

Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter or more frequently if certain circumstances indicate the carrying value of goodwill is impaired. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment is first performed to determine whether it is necessary to quantitatively test goodwill for impairment. This initial assessment includes, among others, consideration of macroeconomic conditions and financial performance. If the qualitative assessment indicates that it is more likely than not that an impairment exists, a quantitative analysis is performed by determining the fair value of each reporting unit using a combination of the discounted cash flow and the market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset's implied fair value. We conducted our annual impairment test of goodwill during the fourth quarters of 2019 and 2018 and determined that no adjustment to the carrying value of goodwill for any reporting units was required.

Intangible assets consist of existing technology, customer relationships, and trade name, which are amortized over the period of estimated benefit using the straight-line method and estimated useful lives of 4 or 5 years. Other intangible assets acquired in a business combination related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Indefinite-lived intangibles are not amortized into the results of operations but instead are evaluated for impairment. If and when development is complete, the associated assets would be deemed finite-lived and would be amortized as cost of revenues over their respective estimated useful lives at that point in time. If the research and development project is abandoned, the acquired IPR&D assets are written off and charged to expense in the period of abandonment.

Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, ROU assets, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized by the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

Warranty Reserves

The Company generally offers a one-year warranty on most of its hardware products, and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are recognized as part of the Company's cost of sales based on associated material costs, logistics costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor, logistics and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period. Warranty reserve is reported within other accrued liabilities in the Consolidated Balance Sheets.

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

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss. The Company remeasures monetary assets and monetary liabilities in non-functional currencies and records the resulting foreign exchange transaction gains and losses in other expense, net in the Consolidated Statements of Operations.

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

Identify the contract with a customer. The Company generally considers a sales contract and/or agreement with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The Company combines contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Identify the performance obligations in the contract. Product performance obligations include hardware and software licenses and service performance obligations include hardware maintenance, software post-contract support, training, and professional services. Certain software licenses and related post-contract support are combined into a single performance obligation when the maintenance updates are critical to the continued delivery of the software functionality.

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

Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.

Deferred Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded as prepaid expenses or other longer assets and are deferred and then amortized over a period of benefit which is typically over the term of the customer contracts. Amortization expense is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $14.6 million, $20.0 million, and $19.9 million, for 2019, 2018, and 2017, respectively.

Share-Based Compensation

The Company measures and recognizes compensation cost for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share awards ("PSAs") and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"). For service condition only awards, share-based compensation expense is based on the fair value of the underlying awards and amortized on a straight-line basis. For PSAs, share-based compensation expense is amortized on a straight-line basis for each separate vesting portion of the awards. The Company accounts for forfeitures as they occur.

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

For market-based RSUs, the Company estimates the fair value and derived service period using the Monte Carlo simulation option pricing model ("Monte Carlo model"). The determination of the grant date fair value and derived service periods using the Monte

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Carlo model is affected by the Company's stock price, comparative market-based returns, as well as various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, and dividend yield. The Company estimates expected volatility based on the implied volatility of market-traded options, on the Company's common stock, adjusted for other relevant factors, including historical volatility of the Company’s common stock over the contractual life of the Company's market-based RSUs.

Provision for Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company accounts for the current impacts of U.S. tax on certain foreign subsidiaries income, which is referred to as Global Intangible Low-Taxed Income in the year earned.

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

The Company’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. To mitigate concentration of risk related to its derivatives, the Company establishes counterparty limits to major credit-worthy financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored and the derivatives transacted with these entities are typically relatively short in duration. Therefore, the Company does not expect material losses as a result of defaults by counterparties.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended December 31, 2019, 2018, and 2017, no single customer accounted for 10% or more of net revenues.

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

Recently Adopted Accounting Standards

Cloud Computing Arrangement: On January 1, 2019, the Company early adopted FASB ASU No. 2018-15 (Subtopic 350-40) Intangibles — Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a service contract. The Company adopted the standard under the prospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivatives and Hedging: On January 1, 2019, the Company adopted FASB ASU No. 2017-12 (Topic 815) Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities, and an amendment thereafter, which expands an entity's ability to hedge financial and nonfinancial risk components and amends how companies assess effectiveness as well as changes to the presentation and disclosure requirements. The Company adopted the standard under the modified retrospective approach, and its amendment and presentation and disclosure requirements on a prospective basis. The adoption did not have a material impact on the Consolidated Financial Statements. See Note 6, Derivative Instruments for additional disclosures required upon adopting the standard.

Amortization on Purchased Callable Debt Securities: On January 1, 2019, the Company adopted FASB ASU No. 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will not impact debt securities held at a discount. The Company adopted the standard under the modified retrospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.

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

The cumulative effect of the adjustments made to the Company's Consolidated Balance Sheet as of the adoption date is detailed as follows (in millions):

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

The adoption of the standard had no impact on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows or debt-covenant compliance under its current agreements. See Note 16, Commitments and Contingencies, for additional disclosures required upon adopting the standard.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Standards Not Yet Adopted

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU No. 2019-12 (Topic 740) Income Taxes — Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intraperiod tax allocation exception to the incremental approach, interim-period accounting for enacted change in tax law, and the year-to-date loss limitation in interim period tax accounting. This ASU is to be applied on a prospective basis with the exception of certain amendments that are to be applied on either a retrospective or modified retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13 (Topic 820) Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which was further clarified by FASB through issuance of additional related ASUs, requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company will adopt ASU 2016-13 effective January 1, 2020 on a modified retrospective basis with the cumulative effect of adoption recorded as an adjustment to retained earnings. Upon adoption, we will implement new credit loss models and update processes and accounting controls. The Company does not expect the adoption of the new standard to have a significant impact on the Company’s Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3. Business Combinations

The Company acquired Mist Systems, Inc. ("Mist") in 2019; HTBase Corporation ("HTBase") in 2018; and Cyphort Inc. ("Cyphort") in 2017. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material. The goodwill recognized for these acquisitions was primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes.
2019 Acquisition

Mist

On April 1, 2019, the Company acquired 100% ownership of Mist Systems, Inc. (“Mist”) for $359.2 million. The purchase consideration consisted of cash of $354.5 million and approximately $4.6 million in share-based awards attributable to services prior to the acquisition. The acquisition of Mist, a company that provides cloud-managed wireless networks powered by artificial intelligence, is expected to enhance Juniper's enterprise networking portfolio by combining Mist’s next-generation Wireless LAN platform with Juniper's wired LAN, SD-WAN, and security solutions to deliver integrated end-to-end user and IT experiences.

Under the terms of the acquisition agreement with Mist, the Company assumed certain share-based awards for continuing employees, which were granted in contemplation of future services. The fair value of these share-based awards was $38.5 million, which will be expensed as share-based compensation over the remaining service period.

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

Acquisition Costs

The Company recognized $16.6 million, $4.4 million, and $2.1 million of acquisition-related costs during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Consolidated Statements of Operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	2019	2018	2017
	Mist	HTBase	Cyphort
Net tangible assets acquired/(liabilities) assumed	$28.3	$(1.0)	$1.4
Intangible assets	102.0	7.8	15.4
Goodwill	228.9	14.4	16.7
Total	$359.2	$21.2	$33.5

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized (in millions, except years):

	2019		2018		2017
	Mist		HTBase		Cyphort
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Intangible assets:
Existing technology	5	$81.0	4	$7.8	5	$15.4
Customer relationships	5	15.0	—	—	—	—
Trade name	5	6.0	—	—	—	—
Total intangible assets acquired		$102.0		$7.8		$15.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of December 31, 2019 and December 31, 2018 (in millions):

	As of December 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$81.3	$0.1	$—	$81.4	$46.8	$—	$(0.3)	$46.5
Certificates of deposit	38.6	—	—	38.6	152.9	—	—	152.9
Commercial paper	168.2	—	—	168.2	393.6	—	—	393.6
Corporate debt securities	604.9	0.7	(0.1)	605.5	416.1	—	(3.1)	413.0
Foreign government debt securities	11.4	—	—	11.4	20.0	—	(0.1)	19.9
Time deposits	226.3	—	—	226.3	278.6	—	—	278.6
U.S. government agency securities	89.0	—	—	89.0	87.2	—	(0.2)	87.0
U.S. government securities	394.3	0.3	(0.1)	394.5	811.8	—	(0.5)	811.3
Total fixed income securities	1,614.0	1.1	(0.2)	1,614.9	2,207.0	—	(4.2)	2,202.8
Privately-held debt and redeemable preferred stock securities	19.1	37.4	—	56.5	16.6	37.4	—	54.0
Total available-for-sale debt securities	$1,633.1	$38.5	$(0.2)	$1,671.4	$2,223.6	$37.4	$(4.2)	$2,256.8

Reported as:
Cash equivalents	$290.9	$—	$—	$290.9	$936.5	$—	$—	$936.5
Short-term investments	733.7	0.5	—	734.2	1,069.2	—	(1.9)	1,067.3
Long-term investments	589.4	0.6	(0.2)	589.8	201.3	—	(2.3)	199.0
Other long-term assets	19.1	37.4	—	56.5	16.6	37.4	—	54.0
Total	$1,633.1	$38.5	$(0.2)	$1,671.4	$2,223.6	$37.4	$(4.2)	$2,256.8

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,024.6	$1,025.1
Due between one and five years	589.4	589.8
Total	$1,614.0	$1,614.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of December 31, 2019 and December 31, 2018 (in millions):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$21.6	$—	$5.2	$—	$26.8	$—
Corporate debt securities	142.6	(0.1)	2.1	—	144.7	(0.1)
Foreign government debt securities	4.0	—	4.0	—	8.0	—
U.S. government agency securities	20.0	—	—	—	20.0	—
U.S. government securities	71.6	(0.1)	—	—	71.6	(0.1)
Total fixed income securities	$259.8	$(0.2)	$11.3	$—	$271.1	$(0.2)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$3.1	$—	$43.0	$(0.3)	$46.1	$(0.3)
Corporate debt securities	72.6	(0.1)	330.7	(3.0)	403.3	(3.1)
Foreign government debt securities	1.5	—	18.4	(0.1)	19.9	(0.1)
U.S. government agency securities	2.0	—	45.2	(0.2)	47.2	(0.2)
U.S. government securities	344.0	—	63.5	(0.5)	407.5	(0.5)
Total fixed income securities	$423.2	$(0.1)	$500.8	$(4.1)	$924.0	$(4.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2019, the Company had 179 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company does not intend to sell these investments and does not believe that it is more likely than not it will be required to sell any of these investments before recovery of the entire amortized cost basis, therefore the Company has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the years ended December 31, 2019, 2018, and 2017.

During the years ended December 31, 2019, 2018, and 2017, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of December 31, 2019 and 2018 (in millions):

	As of December 31,
	2019	2018
Equity investments with readily determinable fair value
Money market funds	$446.4	$996.9
Mutual funds	26.8	24.3
Publicly-traded equity securities	3.8	2.8
Equity investments without readily determinable fair value	133.3	36.4
Total equity securities	$610.3	$1,060.4

Reported as:
Cash equivalents	$442.3	$985.3
Short-term investments	3.8	2.8
Prepaid expenses and other current assets	4.1	10.9
Other long-term assets	160.1	61.4
Total	$610.3	$1,060.4

In October 2019, the Company invested $89.9 million for a 13.7% equity ownership of a privately-held company. The investment was accounted for under the measurement alternative approach, at cost. The investment was classified in other long-term assets on the Consolidated Balance Sheets.

During the years ended December 31, 2019, 2018, and 2017, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily between 2015 and 2019; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the NQDC plan for senior-level employees. Restricted investments are designated as equity investments. As of December 31, 2019, the carrying value of restricted cash and investments was $91.6 million, of which $64.6 million was included in prepaid expenses and other current assets and $27.0 million was included in other long-term assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (in millions):

	As of December 31,
	2019	2018
Cash and cash equivalents	$1,215.8	$2,489.0
Restricted cash included in Prepaid expenses and other current assets	60.7	16.8
Total cash, cash equivalents, and restricted cash	$1,276.5	$2,505.8

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$81.4	$—	$81.4	$—	$46.5	$—	$46.5
Certificates of deposit	—	38.6	—	38.6	—	152.9	—	152.9
Commercial paper	—	168.2	—	168.2	—	393.6	—	393.6
Corporate debt securities	—	605.5	—	605.5	—	413.0	—	413.0
Foreign government debt securities	—	11.4	—	11.4	—	19.9	—	19.9
Time deposits	—	226.3	—	226.3	—	278.6	—	278.6
U.S. government agency securities	—	89.0	—	89.0	—	87.0	—	87.0
U.S. government securities	318.9	75.6	—	394.5	352.8	458.5	—	811.3
Privately-held debt and redeemable preferred stock securities	—	—	56.5	56.5	—	—	54.0	54.0
Total available-for-sale debt securities	318.9	1,296.0	56.5	1,671.4	352.8	1,850.0	54.0	2,256.8
Equity securities:
Money market funds	446.4	—	—	446.4	996.9	—	—	996.9
Mutual funds	26.8	—	—	26.8	24.3	—	—	24.3
Publicly-traded equity securities	3.8	—	—	3.8	2.8	—	—	2.8
Total equity securities	477.0	—	—	477.0	1,024.0	—	—	1,024.0
Derivative assets:
Foreign exchange contracts	—	2.5	—	2.5	—	5.3	—	5.3
Total derivative assets	—	2.5	—	2.5	—	5.3	—	5.3
Total assets measured at fair value on a recurring basis	$795.9	$1,298.5	$56.5	$2,150.9	$1,376.8	$1,855.3	$54.0	$3,286.1
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(6.8)	$—	$(6.8)	$—	$(7.1)	$—	$(7.1)
Interest rate swap contracts	—	(3.1)	—	(3.1)	—	—	—	—
Total derivative liabilities	—	(9.9)	—	(9.9)	—	(7.1)	—	(7.1)
Total liabilities measured at fair value on a recurring basis	$—	$(9.9)	$—	$(9.9)	$—	$(7.1)	$—	$(7.1)

Total assets, reported as:
Cash equivalents	$442.3	$290.9	$—	$733.2	$1,025.2	$896.6	$—	$1,921.8
Short-term investments	188.8	549.2	—	738.0	297.5	772.6	—	1,070.1
Long-term investments	133.9	455.9	—	589.8	18.2	180.8	—	199.0
Prepaid expenses and other current assets	4.1	2.5	—	6.6	10.8	5.3	—	16.1
Other long-term assets	26.8	—	56.5	83.3	25.1	—	54.0	79.1
Total assets measured at fair value on a recurring basis	$795.9	$1,298.5	$56.5	$2,150.9	$1,376.8	$1,855.3	$54.0	$3,286.1

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2019				Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(6.8)	$—	$(6.8)	$—	$(7.1)	$—	$(7.1)
Other long-term liabilities	—	(3.1)	—	(3.1)	—	—	—	—
Total liabilities measured at fair value on a recurring basis	$—	$(9.9)	$—	$(9.9)	$—	$(7.1)	$—	$(7.1)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the years ended December 31, 2019 and 2018, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the year ended December 31, 2019, there were no material activities related to privately-held debt and redeemable preferred stock.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of December 31, 2019, there have been no upward or material downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019 and 2018, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Company's total outstanding debt in the Consolidated Balance Sheets was $1,852.1 million and $2,158.7 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse ("the Pulse Note"), along with the accumulated interest paid in kind, of $78.9 million and $69.0 million approximates its fair value as of December 31, 2019 and December 31, 2018, respectively. Notes receivable are generally classified as Level 3 asset due to the lack of observable inputs to determine fair value. The carrying value of a contract manufacturer deposit of $46.0 million, reported within other long-term assets in the Consolidated Balance Sheets approximates its fair value as of December 31, 2019. See Note 8, Other Financial Information, for further information on the Pulse Note and contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Derivative Instruments

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of December 31,
	2019	2018
Designated derivatives:
Cash flow hedges	$484.0	$497.7
Interest rate swap contracts	300.0	—
Total designated derivatives	$784.0	$497.7

Non-designated derivatives	162.9	158.7
Total	$946.9	$656.4

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of December 31,
	Balance Sheet Location	2019	2018
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$2.2	$5.2
Foreign currency contracts as cash flow hedges	Other long-term assets	0.3	—
Total derivatives designated as hedging instruments		$2.5	$5.2
Derivatives not designated as hedging instruments	Other current assets	—	0.1
Total derivative assets		$2.5	$5.3
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other accrued liabilities	$6.6	$6.6
Interest rate swap designated as fair value hedges	Other long-term liabilities	3.1	—
Total derivatives designated as hedging instruments		$9.7	$6.6
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.5
Total derivative liabilities		$9.9	$7.1

Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Cash flow hedge derivatives typically have maturities of twenty-four months or less. As of December 31, 2019, an estimated $4.4 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

In 2019, the Company entered into interest rate swaps with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. These swaps convert the fixed interest rates of the notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). All of the interest rate swaps will expire within ten years or less.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For foreign currency forward contracts, the Company recognized unrealized losses of $6.3 million and $8.7 million, and an unrealized gain of $20.2 million in accumulated other comprehensive loss for the effective portion of its derivative instruments during the years ended December 31, 2019, 2018, and 2017, respectively. The Company reclassified a loss of $3.8 million and gains of $0.9 million and $7.6 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Consolidated Statement of Operations during the years ended December 31, 2019, 2018, and 2017, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Consolidated Statements of Operations were $3.6 million, $7.6 million and $1.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

See Note 2, Significant Accounting Policies, for the Company’s policy regarding the offsetting of derivative assets and derivative liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity was as follows (in millions):

Total
December 31, 2017	$3,096.2
Additions due to business combination	14.4
Other(*)	(1.8)
December 31, 2018	3,108.8
Additions due to business combination	228.3
December 31, 2019	$3,337.1

________________________________

(*)	Other primarily consists of certain purchase accounting adjustments related to the acquisition of Cyphort.

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test for the three reporting units: Routing, Switching, and Security. There was no goodwill impairment during the years ended December 31, 2019, 2018, and 2017.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of December 31, 2019				As of December 31, 2018
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$729.1	$(564.0)	$(49.9)	$115.2	$648.1	$(534.0)	$(49.9)	$64.2
Customer contracts, support agreements, and related relationships	98.6	(79.3)	(2.8)	16.5	83.6	(75.5)	(2.8)	5.3
Trade names and other	7.9	(2.8)	—	5.1	2.0	(2.0)	—	—
Total	835.6	(646.1)	(52.7)	136.8	733.7	(611.5)	(52.7)	69.5
Indefinite-lived intangible assets:
IPR&D	49.0	—	—	49.0	49.0	—	—	49.0
Total purchased intangible assets	$884.6	$(646.1)	$(52.7)	$185.8	$782.7	$(611.5)	$(52.7)	$118.5

Amortization expense related to purchased intangible assets with finite lives was $34.7 million, $17.4 million, and $17.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no impairment charges related to purchased intangible assets during the years ended December 31, 2019, 2018, and 2017.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2020	$39.5
2021	35.3
2022	30.0
2023	25.7
2024	6.3
Thereafter	—
Total	$136.8

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of December 31,
	2019	2018
Production and service materials	$69.0	$60.6
Finished goods	25.2	21.4
Inventory	$94.2	$82.0

Reported as:
Prepaid expenses and other current assets	$90.6	$80.6
Other long-term assets	3.6	1.4
Total	$94.2	$82.0

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2019	2018
Computers and equipment	$1,041.4	$1,100.0
Software	228.6	223.3
Leasehold improvements	216.9	235.2
Furniture and fixtures	48.3	48.6
Building and building improvements	255.0	254.3
Land and land improvements	243.5	243.2
Construction-in-process	12.9	19.5
Property and equipment, gross	2,046.6	2,124.1
Accumulated depreciation	(1,215.7)	(1,172.4)
Property and equipment, net	$830.9	$951.7

Depreciation expense was $184.0 million, $193.2 million, and $202.8 million in 2019, 2018, and 2017, respectively.

Notes Receivable and Deposit

Total outstanding notes receivable and deposit, net of issuance costs, reported within other long-term assets in the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2019	2018
Pulse Note (including accumulated interest paid in kind)	$78.9	$69.0
Contract manufacturer deposit (non-interest bearing)	46.0	23.9
Total	$124.9	$92.9

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

In 2018, the Company paid a deposit of $25.0 million to a contract manufacturer in exchange for improved pricing and savings on inventory carrying charges. The deposit was recorded at the face value of $25.0 million, less an unamortized discount of $1.1 million, calculated based on an imputed interest rate of 4.8%, that will be amortized over the term of the deposit to interest income along with a corresponding amount to cost of revenues. In 2019, the Company paid an additional non-interest bearing deposit of $23.6 million, for a total balance of $48.6 million, less an unamortized discount of $2.6 million, calculated based on an imputed interest rate of 5.0% as of December 31, 2019. The deposit is due on demand in the first quarter of 2021 and was classified as other long-term assets on the Consolidated Balance Sheets.

Interest income on the notes receivable is accrued and credited to interest income as it is earned, unless it is not probable the Company will collect the amounts due or if the present value of expected cash flows is less than the recorded investment. Interest income recognized was $10.4 million, $8.4 million, and $8.3 million, during the years ended December 31, 2019, 2018, and 2017, respectively.

The Company considers notes receivable to be impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due. No impairment charge was required as of December 31, 2019, 2018, and 2017.

Warranties

Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2019	2018
Beginning balance	$28.0	$27.4
Provisions made during the period, net	39.0	30.7
Actual costs incurred during the period	(35.6)	(30.1)
Ending balance	$31.4	$28.0

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2019	2018
Deferred revenue:
Undelivered product commitments and other product deferrals	$141.7	$163.3
Deferred gross product revenue	141.7	163.3
Deferred cost of product revenue	(9.1)	(18.9)
Deferred product revenue, net	132.6	144.4
Deferred gross service revenue	1,090.8	1,071.8
Deferred cost of service revenue	—	(2.6)
Deferred service revenue, net	1,090.8	1,069.2
Total	$1,223.4	$1,213.6
Reported as:
Current	$812.9	$829.3
Long-term	410.5	384.3
Total	$1,223.4	$1,213.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue

See Note 13, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $68.6 million included in deferred revenue at January 1, 2019 was recognized during the year ended December 31, 2019. Service revenue of $706.8 million included in deferred revenue at January 1, 2019 was recognized during the year ended December 31, 2019.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 31, 2019 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$141.7	$118.6	$19.9	$3.2
Service(*)	1,103.6	706.7	328.3	68.6
Total	$1,245.3	$825.3	$348.2	$71.8
________________________________

(*)
Represents unearned service revenue allocated to the performance obligations not delivered or partially delivered as of December 31, 2019. The unearned service revenue are comprised of deferred revenue and unbilled revenue.

Deferred Commissions

Deferred commissions were $24.1 million and $33.7 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, amortization expense for the deferred commissions were $130.9 million and $144.2 million, respectively, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Years Ended December 31,
	2019	2018	2017
Interest income	$79.1	$72.7	$53.0
Interest expense	(88.7)	(103.2)	(101.2)
Loss on extinguishment of debt	(15.3)	—	—
(Loss) gain on investments, net	(3.8)	(7.4)	14.6
Other	0.9	(1.6)	(2.7)
Other expense, net	$(27.8)	$(39.5)	$(36.3)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, investments, and promissory note issued to the Company in connection with the sale of Junos Pulse. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Loss on extinguishment of debt resulted from the early repayment of senior notes due 2020 and 2021. (Loss) gain on investments, net, primarily includes (Loss) gains from the sale of investments in public and privately-held companies, and any observable changes in fair value and impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Restructuring Charges

The following table presents restructuring charges included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2019	2018	2017
Severance	$21.5	$8.3	$57.7
Facility consolidations	2.1	—	—
Contract terminations	11.7	(1.0)	7.9
Total	$35.3	$7.3	$65.6

Reported as:
Restructuring charges	$35.3	$7.3	$65.6
Total	$35.3	$7.3	$65.6

2019 Restructuring Plan

In 2019, the Company initiated a restructuring plan (the "2019 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, improve productivity, and enhance cost efficiencies, which resulted in severance, facility consolidation, and contract termination costs that were recorded to restructuring charges in the Consolidated Statement of Operations. The 2019 Restructuring Plan was substantially completed as of December 31, 2019.

Prior Restructuring Activities

In 2018, the Company initiated a restructuring plan (the "2018 Restructuring Plan") to realign its workforce as a result of organizational and leadership changes. The 2018 Restructuring Plan consisted of severance and contract termination costs that were recorded to restructuring charges in the Consolidated Statement of Operations.

In 2017, the Company initiated a restructuring plan (the “2017 Restructuring Plan”) to realign its workforce and increase operational efficiencies. The 2017 Restructuring Plan consisted of severance and contract termination costs that were recorded to restructuring charges in the Consolidated Statement of Operations.

Restructuring Liabilities

Restructuring liabilities are reported within other accrued liabilities in the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities associated with the 2019 Restructuring Plan and prior year plans (in millions):

	December 31, 2018	Charges/ (Benefits)	Cash Payments	Other	December 31, 2019
Severance	$1.1	$21.5	$(21.9)	$—	$0.7
Facility consolidations	—	2.1	(0.1)	(2.0)	—
Contract terminations	—	11.7	(11.5)	(0.2)	—
Total	$1.1	$35.3	$(33.5)	$(2.2)	$0.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Debt and Financing

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

	As of December 31, 2019
	Issuance date	Maturity Date	Amount	Effective Interest Rates
Senior Notes ("Notes"):
4.500% fixed-rate notes(1) ("2024 Notes")	March 2014	March 2024	$350.0	4.63%
4.500% fixed-rate notes(1) ("2024 Notes")	February 2016	March 2024	150.0	4.87%
4.350% fixed-rate notes ("2025 Notes")	March 2015	June 2025	300.0	4.47%
3.750% fixed-rate notes ("2029 Notes")	August 2019	August 2029	500.0	3.86%
5.950% fixed-rate notes ("2041 Notes")	March 2011	March 2041	400.0	6.03%
Total Notes			1,700.0
Unaccreted discount and debt issuance costs			(13.0)
Hedge accounting fair value adjustments(2)			(3.1)
Total			$1,683.9

________________________________

(1)	2024 Notes issued in March 2014 and February 2016 form a single series and are fully fungible.

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

As of December 31, 2019, the Company's aggregate debt maturities based on outstanding principal were as follows (in millions):

Years Ending December 31,	Amount
2020	$—
2021	—
2022	—
2023	—
2024	500.0
Thereafter	1,200.0
Total	$1,700.0

In August 2019, the Company issued $500.0 million aggregate principal amount of 3.75% senior notes due 2029. The net proceeds from the issuance of the 2029 Notes, together with cash on hand, were used for the repayment of $600.0 million aggregate principal amount of the Company's 3.30% senior notes due 2020 and 4.60% senior notes due 2021. The repayments were made in August and September 2019. The repayments resulted in a loss on extinguishment of debt of $15.3 million, which was recorded under other expense, net within the Consolidated Statements of Operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2019, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In April 2019, the Company entered into a new credit agreement (the "Credit Agreement") with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes. The Revolving Credit Facility will terminate in April 2024, subject to two one-year maturity extension options, on the terms and conditions as set forth in the credit agreement. As of December 31, 2019, there were no amounts outstanding under the Revolving Credit Facility.

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

As of December 31, 2019, the Company had not borrowed any funds under the Credit Agreement and was in compliance with all covenants in the Credit Agreement.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $64.0 million, $122.8 million and $169.4 million during the years ended December 31, 2019, 2018, and 2017, respectively. The Company received cash proceeds from financing providers of $69.7 million, $123.2 million, and $169.3 million during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and December 31, 2018, the amounts owed by the financing providers were $5.3 million and $17.2 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase programs, and stock repurchases for tax withholdings (in millions, except per share amounts):

	Dividends		Stock Repurchases				Total
Year	Per Share	Amount	Shares	Average price per share (1)	Amount (2)	Tax Withholding Amount	Amount
2019	$0.76	$260.1	20.1	$25.36	$550.0	$5.0	$815.1
2018	$0.72	$249.3	29.3	$25.62	$750.0	$6.6	$1,005.9
2017	$0.40	$150.4	26.1	$27.61	$719.7	$6.1	$876.2
________________________________

(1)	$25.36 average price per share for 2019 excludes the $40.0 million covered by the forward contract discussed below.

(2)	2019 and 2018 shares were repurchased under the 2018 Stock Repurchase Program. 2017 shares were repurchased under the 2014 Stock Repurchase Program.

Cash Dividends on Shares of Common Stock

During 2019, the Company declared four quarterly cash dividends of $0.19 per share on its common stock on January 29, 2019, April 25, 2019, July 25, 2019 and October 24, 2019, respectively, which were paid on March 22, 2019, June 24, 2019, September 25, 2019 and December 23, 2019, respectively, to stockholders of record as of the close of business on March 1, 2019, June 3, 2019, September 4, 2019, and December 2, 2019, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper or an authorized committee thereof. See Note 18, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2019.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion. The 2018 Stock Repurchase Program replaces the previous authorization approved by the Board in 2014 ("2014 Stock Repurchase Program").

As part of the 2018 Stock Repurchase Program, in February 2018 and April 2019, the Company entered into two accelerated share repurchase programs ("ASR") and repurchased $750.0 million and $300.0 million of the Company's common stock, respectively. The aggregate number of shares ultimately repurchased of 29.3 million and 11.6 million shares of the Company's common stock was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.62 and $25.79 per share, respectively. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

As part of the 2018 Stock Repurchase Program, in October 2019, the Company entered into an ASR with a financial institution to repurchase an aggregate of $200.0 million of the Company's outstanding common stock. The Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company's common stock for an aggregate price of $160.0 million based on the market price of $25.15 per share of the Company’s common stock on the date of the transaction. The initial shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share. The forward contract for the remaining $40.0 million is considered indexed to the Company's common stock and met all of the applicable criteria for equity classification. See Note 18, Subsequent Events, for a discussion of the Company's ASR completion subsequent to December 31, 2019.

During the fiscal year ended December 31, 2019, the Company also repurchased 2.1 million shares of its common stock in the open market for an aggregate purchase price of $50.0 million at an average price of $23.63 per share, under the 2018 Stock Repurchase Program.

As of December 31, 2019, there were $1.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 18, Subsequent Events, for a discussion of the Company's stock repurchase activity subsequent to December 31, 2019.

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

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the years ended December 31, 2019, 2018, and 2017 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2016	$16.6	$(4.5)	$(49.4)	$(37.3)
Other comprehensive income before reclassifications	4.5	15.7	19.0	39.2
Amount reclassified from accumulated other comprehensive loss	(2.1)	(5.2)	—	(7.3)
Other comprehensive income, net	2.4	10.5	19.0	31.9
Balance as of December 31, 2017	$19.0	$6.0	$(30.4)	$(5.4)
Other comprehensive income (loss) before reclassifications	0.6	(6.4)	(12.4)	(18.2)
Amount reclassified from accumulated other comprehensive income (loss)	0.9	(1.2)	—	(0.3)
Other comprehensive income (loss), net	1.5	(7.6)	(12.4)	(18.5)
Reclassification of tax effects upon adoption of ASU 2018-02	5.0	0.7	—	5.7
Balance as of December 31, 2018	$25.5	$(0.9)	$(42.8)	$(18.2)
Other comprehensive income (loss) before reclassifications	4.6	(8.9)	(1.1)	(5.4)
Amount reclassified from accumulated other comprehensive income (loss)	(0.4)	5.5	—	5.1
Other comprehensive income (loss), net	4.2	(3.4)	(1.1)	(0.3)
Balance as of December 31, 2019	$29.7	$(4.3)	$(43.9)	$(18.5)
________________________________

(1)
The reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2019, 2018, and 2017 for realized gains on available-for-sale debt securities were not material, and were included in other expense, net, in the Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2019, 2018, and 2017 for realized gains and losses on cash flow hedges were not material, and were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations.

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock, plus the addition of any shares subject to outstanding awards under the 2006 Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. In May 2017, the Company's stockholders approved an additional 23.0 million shares of common stock for issuance under the 2015 Plan, and in May 2019, the Company's stockholders approved an additional 3.7 million shares of common stock for issuance under the 2015 Plan. As of December 31, 2019, an aggregate of 13.7 million shares were subject to outstanding equity awards under the 2015 Plan and the 2006 Plan. As of December 31, 2019, 16.6 million shares were available for future issuance under the 2015 Plan and no shares were available for future issuance under the 2006 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 35.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP. As of December 31, 2019, approximately 28.7 million shares have been issued and 6.3 million shares remain available for future issuance under the ESPP.

During 2019, 2018, and 2017, the Company completed the acquisitions of Mist, HTBase, and Cyphort. In connection with these acquisitions, the Company assumed or substituted an aggregate of 2.2 million shares of stock options, RSUs, RSAs, and PSAs. No additional awards can be granted under the stock plans of the acquired companies. As of December 31, 2019, approximately 3.8 million shares of common stock were outstanding under all awards assumed or substituted through the Company's acquisitions.

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

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the year ended December 31, 2019 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs (4)
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	17.4	$25.32
RSUs granted(1)	7.6	25.06
RSUs assumed upon the acquisition of Mist(1)	0.1	25.81
RSAs assumed upon the acquisition of Mist(1)	0.7	27.20
PSAs granted (2)	2.1	25.30
RSUs vested(3)	(5.5)	25.99
RSAs vested(3)	(0.2)	25.32
PSAs vested(3)	(0.9)	25.13
RSUs canceled	(2.3)	25.97
RSAs canceled	(0.1)	27.65
PSAs canceled	(1.4)	21.53
Balance at December 31, 2019	17.5	$25.30	1.1	$430.9

As of December 31, 2019
Vested and expected-to-vest RSUs, RSAs, and PSAs	16.2	$25.32	1.1	$399.2
________________________________

(1)
The weighted-average grant-date fair value of RSUs, RSAs, and PSAs granted and assumed or substituted during 2019, 2018, and 2017 was $25.26, $25.33, and $27.53, respectively. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During 2019, the Company declared a quarterly cash dividend of $0.19 per share of common stock on January 29, 2019, April 25, 2019, July 25, 2019 and October 24, 2019.

(2)
Includes performance-based and market-based RSUs granted under the 2015 Plan according to their terms. The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance-based conditions that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.7 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is zero to 1.0 million shares. The aggregate number of shares subject to market-based conditions that would be issued if market criteria are achieved at target is 0.2 million shares. Depending on achievement of such market criteria, the range of shares that could be issued under these awards is zero to 0.4 million shares.

(3)	Total fair value of RSUs, RSAs, and PSAs vested during 2019, 2018, and 2017 was $170.0 million, $200.5 million, and $187.3 million, respectively.

(4)
0.9 million shares of PSAs were modified in 2019, which relate to PSAs granted in 2018 and PSAs assumed by the Company in connection with acquisitions consummated in 2016. Compensation cost resulting from the modifications totaled $21.2 million to be recognized over the remaining terms of the modified awards.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan (in millions):

Number of Shares
Balance as of December 31, 2018	21.9
Additional shares authorized	3.7
RSUs and PSAs granted(1)	(15.5)
RSUs and PSAs canceled(1)(2)	6.5
Balance as of December 31, 2019	16.6
________________________________

(1)
In May 2019, the 2015 Plan was amended, and the amendment removed the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2015 Plan, RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant were counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. Pursuant to the amendment, beginning on May 14, 2019, each share award granted under the 2015 Plan reduces the share reserve by one share and all share awards granted on May 14, 2019 and thereafter that are later forfeited, canceled or terminated are returned to the share reserve in the same manner. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)
Canceled or expired options and canceled RSUs and PSAs under the 2006 Plan are no longer available for future grant under such plan; however, the number of shares available for grant under the 2015 Plan are increased by the amount of such canceled or expired options, RSUs or PSAs, as applicable, up to a maximum of 29.0 million additional shares of common stock, pursuant to the terms of the 2015 Plan.

Employee Stock Purchase Plan

During 2019, 2018, and 2017, employees purchased 2.4 million, 2.5 million and 2.7 million shares of common stock through the ESPP at an average exercise price of $22.04, $22.31, and $20.83 per share, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs were as follows:

	Years Ended December 31,
	2019	2018	2017
ESPP:
Volatility	27%	29%	25%
Risk-free interest rate	2.1%	1.9%	0.9%
Expected life (years)	1.2	1.2	0.5
Dividend yield	2.9%	2.7%	1.5%
Weighted-average fair value per share	$6.65	$6.93	$6.04

Market-based RSUs:
Volatility	25%	28%	30%
Risk-free interest rate	2.4%	2.4%	1.9%
Dividend yield	2.8%	2.6%	1.4%
Weighted-average fair value per share	$27.32	$28.39	$19.30

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2019	2018	2017
Cost of revenues - Product	$5.7	$6.3	$4.6
Cost of revenues - Service	17.3	18.0	17.5
Research and development	94.0	120.6	86.6
Sales and marketing	56.0	51.1	55.6
General and administrative	29.2	21.1	23.2
Total	$202.2	$217.1	$187.5

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2019	2018	2017
Stock options	$7.7	$0.4	$0.5
RSUs, RSAs, and PSAs	176.5	198.2	171.3
ESPP	18.0	18.5	15.7
Total	$202.2	$217.1	$187.5

For the years ended December 31, 2019, 2018 and 2017, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the income tax provision in the Consolidated Statements of Operations, of $29.6 million, $33.8 million, and $29.1 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the realized tax benefit related to awards vested or exercised during the period was $30.6 million, $38.9 million and $64.1 million, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the total unrecognized compensation cost related to unvested share-based awards was $280.7 million to be recognized over a weighted-average period of 1.6 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $20.2 million, $20.2 million, and $21.1 million during 2019, 2018, and 2017, respectively.

Deferred Compensation Plan

The Company’s NQDC plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. As of December 31, 2019, the liability of the Company to the plan participants was $26.8 million, of which $4.1 million was included within other accrued liabilities and $22.7 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $26.8 million correlating to the deferred compensation obligations, of which $4.1 million was included within prepaid expenses and other current assets and $22.7 million was included within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2018, the liability of the Company was $24.3 million, of which $3.6 million was included within other accrued liabilities and $20.7 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $24.3 million correlating to the deferred compensation obligations, of which $3.6 million was included within prepaid expenses and other current assets and $20.7 million was included within other long-term assets on the Consolidated Balance Sheets.

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

The following table presents net revenues by product and service (in millions):

	Years Ended December 31,
	2019	2018	2017
Routing	$1,623.2	$1,839.7	$2,189.5
Switching	901.0	934.4	963.4
Security	343.5	333.0	293.3
Total product	2,867.7	3,107.1	3,446.2

Total service	1,577.7	1,540.4	1,581.0
Total	$4,445.4	$4,647.5	$5,027.2

The following table presents net revenues by customer vertical (in millions):

	Years Ended December 31,
	2019	2018	2017
Cloud	$1,059.8	$1,049.9	$1,310.7
Service Provider	1,827.8	2,066.7	2,319.4
Enterprise	1,557.8	1,530.9	1,397.1
Total	$4,445.4	$4,647.5	$5,027.2

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2019	2018	2017
Americas:
United States	$2,299.8	$2,339.1	$2,712.6
Other	218.2	202.1	234.6
Total Americas	2,518.0	2,541.2	2,947.2
Europe, Middle East, and Africa	1,215.3	1,290.8	1,195.8
Asia Pacific	712.1	815.5	884.2
Total	$4,445.4	$4,647.5	$5,027.2

During the years ended December 31, 2019, 2018, and 2017, no customer accounted for greater than 10% of the Company's net revenues.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents geographic information for property and equipment, net and purchased intangible assets, net (in millions):

	As of December 31,
	2019	2018
United States	$815.9	$941.7
International	200.8	128.5
Property and equipment, net and purchased intangible assets, net	$1,016.7	$1,070.2

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2019 and December 31, 2018, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14.	Income Taxes

The components of pretax income are summarized as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Domestic	$296.2	$160.6	$474.2
Foreign	118.2	372.1	337.6
Total pretax income	$414.4	$532.7	$811.8

The provision (benefit) for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Current provision (benefit):
Federal	$6.2	$(126.1)	$594.3
States	14.4	9.0	13.9
Foreign	48.5	38.9	45.4
Total current provision (benefit)	69.1	(78.2)	653.6
Deferred provision (benefit):
Federal	0.8	36.6	(128.7)
States	2.8	2.2	(17.7)
Foreign	(3.3)	5.2	(1.6)
Total deferred provision (benefit)	0.3	44.0	(148.0)
Total provision (benefit) for income taxes	$69.4	$(34.2)	$505.6

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate of 21% for 2019, 21% for 2018, and 35% for 2017, respectively, to pretax income as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Expected provision at statutory rate	$87.0	$111.9	$284.1
State taxes, net of federal benefit	9.4	7.4	12.0
Foreign income at different tax rates	1.8	(12.8)	(46.4)
R&D tax credits	(18.8)	(22.1)	(15.1)
Share-based compensation	3.8	4.7	—
Non-deductible compensation	3.3	1.9	1.6
Temporary differences not currently benefited	12.9	—	—
Recognition of previously unrecognized tax benefits	(25.4)	—	—
Lapses in federal statutes of limitations	(7.5)	(67.6)	—
Tax accounting method changes	—	(65.4)	—
Release of valuation allowance	—	—	(1.7)
Domestic production activities	—	—	(12.4)
Impact of the U.S. Tax Cuts and Jobs Act	—	2.8	289.5
Other	2.9	5.0	(6.0)
Total (benefit) provision for income taxes	$69.4	$(34.2)	$505.6

In 2019, the Company recorded a $25.4 million benefit, including interest, related to the recognition of previously unrecognized tax benefits pursuant to the resolution of a tax audit and a $7.5 million benefit, including interest, for a lapse in statute of limitations.

In 2018, the Company recorded a $67.6 million benefit, including interest, related to a lapse in statute of limitations relative to tax years 2010 through 2014, a $33.2 million benefit as a result of filing a change in accounting method for the tax recognition of

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

deferred product revenue, and a $33.2 million benefit resulting from a tax accounting method change related to foreign deferred service revenue.

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, created a minimum tax on foreign earnings and imposed a one-time transition tax on accumulated foreign earnings through December 31, 2017. In 2017, the Company recorded provisional amounts for the effects of the Tax Act of $289.5 million primarily related to net taxes on accumulated foreign earnings and the re-measurement of the Company’s deferred tax assets at the revised U.S. statutory rate. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.
Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$27.7	$12.9
Research and other credit carry-forwards	236.7	220.0
Deferred revenue	40.0	37.7
Share-based compensation	24.3	26.1
Cost sharing adjustment	—	12.2
Reserves and accruals not currently deductible	55.8	62.7
Operating lease liabilities	48.3	—
Other	12.0	13.2
Total deferred tax assets	444.8	384.8
Valuation allowance	(249.4)	(233.7)
Deferred tax assets, net of valuation allowance	195.4	151.1
Deferred tax liabilities:
Property and equipment basis differences	(39.2)	(40.6)
Purchased intangibles	(27.8)	(13.7)
Unremitted foreign earnings	(23.7)	(26.4)
Deferred compensation and other	(8.7)	(8.9)
Operating lease assets	(41.1)	—
Total deferred tax liabilities	(140.5)	(89.6)
Net deferred tax assets	$54.9	$61.5

As of December 31, 2019 and 2018, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $249.4 million and $233.7 million, respectively. The balance at December 31, 2019 consisted of approximately $221.6 million, $20.2 million and $3.1 million against the Company's California, Massachusetts and Canadian deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets for which the Company recorded a valuation allowance of approximately $4.5 million related to losses that are capital in nature and may carry forward to offset future capital gains only. The valuation allowance increased in 2019 and 2018 by $15.7 million and $19.2 million, respectively, primarily related to the change in California, Massachusetts and Canadian R&D tax credits.

As of December 31, 2019, the Company had federal and California net operating loss carry-forwards of approximately $101.2 million and $134.0 million, respectively. The California net operating loss carry-forwards of $134.0 million are expected to expire unused. The Company also had federal and California tax credit carry-forwards of approximately $4.7 million and $262.5 million, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2020. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides deferred tax liabilities for all tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. The Company has

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

made no provision for deferred taxes on approximately $35.8 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2019. These earnings are considered indefinitely invested in operations of the subsidiaries, as the Company intends to utilize these amounts to fund future expansion of its operations. If these earnings were distributed to the parent, the Company would be subject to additional taxes of approximately $7.1 million.

As of December 31, 2019, 2018, and 2017, the total amount of gross unrecognized tax benefits was $151.3 million, $178.1 million, and $264.5 million, respectively. As of December 31, 2019, approximately $150.9 million of the $151.3 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$178.1	$264.5	$223.1
Tax positions related to current year:
Additions	5.9	4.3	64.6
Tax positions related to prior years:
Additions	0.8	12.7	1.8
Reductions	(3.3)	(33.8)	(16.6)
Settlements	(22.5)	(2.6)	(4.0)
Lapses in statutes of limitations	(7.7)	(67.0)	(4.4)
Balance at end of year	$151.3	$178.1	$264.5

As of December 31, 2019, 2018, and 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $29.9 million, $33.8 million, and $40.7 million, respectively, to other long-term liabilities in the Consolidated Balance Sheets. Due to the changes in the level of gross unrecognized tax benefits, the Company recognized a benefit for net interest and penalties of $2.8 million, $5.2 million and an expense of $8.5 million in its Consolidated Statements of Operations during the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In December 2019, the Internal Revenue Service and the Company concluded the appeals process for the 2007 through 2009 tax years. As a result, the Company released $30.9 million of previously unrecognized tax benefits, including $8.4 million in interest and penalties.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by a range of approximately $9.6 million to $24.6 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the Netherlands, U.K., France, Germany, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2009.

The Company is currently under examination by the India tax authorities for the 2009 through 2015 tax years. The examinations by the India tax authorities are ongoing. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2019, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$345.0	$566.9	$306.2
Denominator:
Weighted-average shares used to compute basic net income per share	343.2	349.0	377.7
Dilutive effect of employee stock awards	5.0	5.4	6.5
Weighted-average shares used to compute diluted net income per share	348.2	354.4	384.2
Net income per share:
Basic	$1.01	$1.62	$0.81
Diluted	$0.99	$1.60	$0.80

Anti-dilutive shares	4.7	3.9	1.1

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

The following table summarizes the Company’s unconditional purchase obligations for each of the next five years and thereafter as of December 31, 2019 (in millions):

Years Ending December 31,	Unconditional Purchase Obligations
2020	$42.0
2021	28.8
2022	21.0
2023	13.7
2024	6.9
Thereafter	1.4
Total	$113.8

In December 2018, the Company entered into a Master Services Agreement and certain Statements of Work, (collectively, the “Agreement”) with International Business Machines Corporation ("IBM") pursuant to which the Company will outsource significant portions of its IT and other administrative functions following a transition period. Under the Agreement, IBM will provide the Company a broad range of IT services such as applications, including support, development and maintenance; infrastructure management and support, including for servers, storage and network devices; and end user support including service desk. The Agreement has an initial term through 2026 over which period the Company will pay IBM a combination of fixed and variable fees, fluctuating based on the Company's actual need for the services utilized. As of December 31, 2019, the Company expects to pay IBM approximately $300.0 million. The table above does not include fees payable to IBM under the contract as the Company is unable to make a reasonably reliable estimate of the amount of the payments related to this contract due to uncertainties in the usage of the services.

In December 2019, the Company entered into a 15-year Energy Services Agreement with a Supplier to purchase energy and environmental attributes generated from a third-party fuel cell systems, which will be installed, operated, and maintained by the Supplier on the Company's premises. The Company will pay Supplier service fees that will fluctuate based on the actual amount of electricity delivered to the Company during a given operational year. As of December 31, 2019, the Company expects to pay Supplier approximately $29.0 million over a 15-year period. The table above does not include fees payable to this Supplier due to uncertainties associated with system outputs.

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 10 years and 1 to 4 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

December 31, 2019
Operating lease cost	$50.3
Variable lease cost	12.6
Total lease cost	$62.9

Operating cash outflows from operating leases	$49.6
ROU assets obtained in exchange for new operating lease liabilities	$14.0

Weighted average remaining lease term (years)	5.5
Weighted average discount rate	3.9%

As of December 31, 2019, future operating lease payments for each of the next five years and thereafter is as follows (in millions):

Years Ending December 31,	Amount
2020	$49.3
2021	45.3
2022	36.3
2023	30.6
2024	26.8
Thereafter	37.7
Total lease payments	226.0
Less: interest	(25.6)
Total	$200.4

Balance Sheet Information
Other accrued liabilities	42.3
Long-term operating lease liabilities	158.1
Total	$200.4

As of December 31, 2018, prior to the adoption of ASC 842, future minimum payments under non-cancelable operating and other lease arrangements for each of the next five years and thereafter were as follows (in millions):

	Leases
Years Ending December 31,	Operating Leases	Other Lease Arrangement (*)
2019	$33.7	$13.1
2020	30.7	13.3
2021	24.3	13.6
2022	17.0	13.9
2023	14.3	14.2
Thereafter	26.3	32.9
Total	$146.3	$101.0
_______________

(*)	Represents a build-to-suit lease arrangement entered into in July 2015.

Rent expense for 2018 and 2017 was approximately $39.0 million and $39.3 million, respectively. Rent expense in prior years was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of a lease.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. The following table summarizes the Company’s purchase commitments for each of the next five years and thereafter as of December 31, 2019 (in millions):

Years Ending December 31,	Purchase Commitments
2020	$794.3
2021	230.7
2022	220.1
2023	226.4
Thereafter	—
Total	$1,471.5

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2019, the Company had accrued $28.6 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of December 31, 2019, the Company held total outstanding debt consisting of the Notes with a carrying value of $1,683.9 million. See Note 10, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

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

As of December 31, 2019, the Company had $127.4 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third-party products, infringe the intellectual property rights of a third-party. As of December 31, 2019 and 2018, the Company recorded $9.0 million and $11.9 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company also has financial guarantees consisting of guarantees of product and service performance and standby letters of credit for certain lease facilities and insurance programs of $30.6 million and $23.1 million, as of December 31, 2019 and December 31, 2018, respectively.

Legal Proceedings

The Company is involved in investigations, disputes, litigations, and legal proceedings. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company intends to aggressively defend itself in these matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these existing claims or proceedings are likely to have a material adverse effect on its financial position. Notwithstanding the

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

foregoing, there are many uncertainties associated with any litigation and these matters or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17. Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the years ended December 31, 2019 and December 31, 2018 (in millions, except per share amounts):

	Year Ended December 31, 2019				Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,001.7	$1,102.5	$1,133.1	$1,208.1	$1,082.6	$1,204.1	$1,179.8	$1,181.0
Gross margin	582.3	636.8	678.4	719.3	618.4	700.9	711.0	710.9
Income before income taxes	44.5	77.8	118.1	174.0	41.4	150.9	152.0	188.4
Net income(1)	$31.1	$46.2	$99.3	$168.4	$34.4	$116.5	$223.8	$192.2

Net income per share:(2)
Basic	$0.09	$0.13	$0.29	$0.50	$0.10	$0.33	$0.65	$0.56
Diluted	$0.09	$0.13	$0.29	$0.49	$0.10	$0.33	$0.64	$0.55

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

Note 18. Subsequent Events

Dividend Declaration

On January 27, 2020, the Company announced that the Board declared a quarterly cash dividend of $0.20 per share of common stock to be paid on March 23, 2020 to stockholders of record as of the close of business on March 2, 2020.

Stock Repurchase Activities

During the first quarter of 2020, the ASR was completed and the Company received an additional 1.8 million shares from the financial institution. These 1.8 million shares will be retired in the first quarter of 2020. The completion of the ASR resulted in a total settlement of 8.2 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share.

Subsequent to December 31, 2019, through the date of filing of this Report (the "filing date"), the Company also repurchased 7.6 million shares of its common stock in the open market, for an aggregate purchase price of $179.8 million at an average price of $23.68 per share, under the 2018 Stock Repurchase Program. Repurchases of approximately 6.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $1.5 billion of authorized funds remaining under the Stock Repurchase Program as of the filing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” and “Election of Directors” and is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance is included in the Proxy Statement under “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

                        Juniper Networks, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018, and 2017
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2019	$4.9	$1.7	$(1.1)	$5.5
2018	$5.7	$(0.8)	$—	$4.9
2017	$7.6	$(2.0)	$0.1	$5.7

		Additions
Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Charged to Other Accounts	Used	Balance at End of Year
2019	$32.7	$59.5	$—	$(67.4)	$24.8
2018(*)	$44.5	$70.7	$—	$(82.5)	$32.7
2017	$71.4	$25.0	$65.9	$(107.1)	$55.2

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

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment	S-8	4.1	333-218344	5/30/2017
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.2	001-34501	5/30/2017
4.1	Description of Juniper Networks, Inc. Registered Securities*
4.2	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.3	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.4	Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York	8-K	4.1	001-34501	3/4/2014
4.5	Third Supplemental Indenture, dated March 4, 2015, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/10/2015
4.6	Fifth Supplemental Indenture, dated February 26, 2016, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.2	001-34501	2/29/2016
4.7	Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	8/26/2019
4.8	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.8	001-34501	3/4/2011
4.9	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024	8-K	4.1	001-34501	3/4/2014
4.10	Form of Note for Juniper Networks, Inc.’s 4.350% Senior Notes due 2025	8-K	4.1	001-34501	3/10/2015
4.11	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029	8-K	4.1	001-34501	8/26/2019
10.1	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014+	10-Q	10.9	001-34501	11/10/2014
10.2	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan+	10-K	10.21	000-26339	2/29/2008
10.3	Amended and Restated Juniper Networks, Inc. Performance Bonus Plan, effective January 1, 2017+	8-K	10.1	001-34501	5/27/2016
10.4	Juniper Networks, Inc. Deferred Compensation Plan+	S-8	4.4	333-151669	6/16/2008
10.5	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	10-Q	10.4	001-34501	8/7/2019
10.6	Mist Systems, Inc. 2014 Equity Incentive Plan+	S-8	99.1	001-34501	4/2/2019
10.7	Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan+	10-K	10.19	001-34501	2/23/2018
10.8	Form of Restricted Stock Unit Agreement effective as of May 19, 2015+	8-K	10.2	001-34501	5/20/2015
10.9	Form of Performance Share Agreement effective as of May 19, 2015+	8-K	10.3	001-34501	5/20/2015
10.10	Form of Indemnification Agreement entered into by Juniper Networks, Inc. with each of its directors, officers and certain employees, approved for use on August 9, 2018+	8-K	10.1	001-34501	8/10/2018
10.11	Form of Stock Option Agreement effective as of May 19, 2015+	8-K	10.4	001-34501	5/20/2015
10.12	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2019*+
10.13	Amended and Restated Juniper Networks, Inc. Form of Performance Share Agreement effective as of December 1, 2019*+
10.14	Form of Severance Agreement for Certain Officers, approved for use on August 29, 2017+	8-K	10.2	001-34501	8/31/2017
10.15	Form of Change of Control Agreement for Certain Officers, approved for use on August 29, 2017+	8-K	10.1	001-34501	8/31/2017

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.16	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.17	Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent	10-Q	10.1	001-34501	5/9/2019
10.18	Master Services Agreement, dated December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation, as amended on January 4, 2019†	10-K	10.29	001-34501	2/22/2019
10.19	Employment Letter Agreement, dated July 30, 2019, between Juniper Networks, Inc. and Thomas A. Austin+	10-Q	10.1	001-34501	11/6/2019
10.20	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015+	10-K	10.60	001-34501	2/29/2016
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been separately filed with the Securities and Exchange Commission.

(b) Exhibits

See Exhibits in Item 15(a)(3) above in this Report.

(c) None

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 20, 2020	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 20, 2020	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Kenneth B. Miller

/s/ Thomas A. Austin	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Thomas A. Austin

/s/ Scott Kriens	Chairman of the Board	February 20, 2020
Scott Kriens

/s/ Gary Daichendt	Director	February 20, 2020
Gary Daichendt

/s/ Anne T. DelSanto	Director	February 20, 2020
Anne T. DelSanto

/s/ Kevin DeNuccio	Director	February 20, 2020
Kevin DeNuccio

/s/ James Dolce	Director	February 20, 2020
James Dolce

/s/ Christine M. Gorjanc	Director	February 20, 2020
Christine M. Gorjanc

/s/ Janet B. Haugen	Director	February 20, 2020
Janet B. Haugen

/s/ Rahul Merchant	Director	February 20, 2020
Rahul Merchant

/s/ William R. Stensrud	Director	February 20, 2020
William R. Stensrud