Form 10-Q
period 2020-06-30
JUNIPER NETWORKS INC
filed 2020-08-04
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 331,750,363 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 31, 2020.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Product	$692.3	$713.9	$1,301.1	$1,332.6
Service	394.0	388.6	783.2	771.6
Total net revenues	1,086.3	1,102.5	2,084.3	2,104.2
Cost of revenues:
Product	321.7	314.3	590.7	584.3
Service	145.0	151.4	294.7	300.8
Total cost of revenues	466.7	465.7	885.4	885.1
Gross margin	619.6	636.8	1,198.9	1,219.1
Operating expenses:
Research and development	241.0	244.0	473.5	471.6
Sales and marketing	224.2	229.0	463.4	457.5
General and administrative	59.1	60.0	118.4	128.2
Restructuring charges	4.8	21.4	13.7	36.7
Total operating expenses	529.1	554.4	1,069.0	1,094.0
Operating income	90.5	82.4	129.9	125.1
Other expense, net	(4.4)	(4.6)	(15.5)	(2.8)
Income before income taxes	86.1	77.8	114.4	122.3
Income tax provision	24.9	31.6	32.8	45.0
Net income	$61.2	$46.2	$81.6	$77.3

Net income per share:
Basic	$0.18	$0.13	$0.25	$0.22
Diluted	$0.18	$0.13	$0.24	$0.22
Weighted-average shares used to compute net income per share:
Basic	331.0	346.3	330.9	347.2
Diluted	333.1	349.1	334.7	351.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$61.2	$46.2	$81.6	$77.3
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Change in net unrealized gains, net of tax provision of ($2.7) and ($1.9) during the three and six months ended June 30, 2020, respectively, and tax provision of ($0.2) and ($0.8) for the comparable periods in 2019, respectively	8.7	2.0	5.7	3.8
Net realized gains and losses reclassified into net income, net of tax	(0.2)	—	0.3	—
Net change on available-for-sale debt securities, net of tax	8.5	2.0	6.0	3.8
Cash flow hedges:
Change in net unrealized gains and (losses), net of tax benefit (provision) of ($1.8) and $2.4 during the three and six months ended June 30, 2020, respectively, and tax benefit (provision) of $0.2 and ($1.1) for the comparable periods in 2019, respectively	16.1	(1.8)	(8.8)	0.3
Net realized losses reclassified into net income, net of tax benefit of $0.8 and $0.9 during the three and six months ended June 30, 2020, respectively, and tax provision of ($0.6) and ($0.8) for the comparable periods in 2019, respectively	6.1	0.3	7.5	1.5
Net change on cash flow hedges, net of tax	22.2	(1.5)	(1.3)	1.8
Change in foreign currency translation adjustments	5.6	(0.9)	(9.1)	1.3
Other comprehensive income (loss), net of tax	36.3	(0.4)	(4.4)	6.9
Comprehensive income	$97.5	$45.8	$77.2	$84.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,460.3	$1,215.8
Short-term investments	397.6	738.0
Accounts receivable, net of allowances	754.7	879.7
Prepaid expenses and other current assets	388.6	376.3
Total current assets	3,001.2	3,209.8
Property and equipment, net	781.6	830.9
Operating lease assets	174.2	169.7
Long-term investments	712.4	589.8
Purchased intangible assets, net	161.3	185.8
Goodwill	3,337.1	3,337.1
Other long-term assets	573.7	514.6
Total assets	$8,741.5	$8,837.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$238.0	$219.5
Accrued compensation	215.7	229.0
Deferred revenue	834.5	812.9
Other accrued liabilities	308.1	282.5
Total current liabilities	1,596.3	1,543.9
Long-term debt	1,720.1	1,683.9
Long-term deferred revenue	377.1	410.5
Long-term income taxes payable	360.3	372.6
Long-term operating lease liabilities	162.1	158.1
Other long-term liabilities	61.3	58.1
Total liabilities	4,277.2	4,227.1
Commitments and contingencies (Note 13)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 331.7 shares and 335.9 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	7,255.7	7,370.5
Accumulated other comprehensive loss	(22.9)	(18.5)
Accumulated deficit	(2,768.5)	(2,741.4)
Total stockholders' equity	4,464.3	4,610.6
Total liabilities and stockholders' equity	$8,741.5	$8,837.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$81.6	$77.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	86.0	89.6
Depreciation, amortization, and accretion	106.0	101.7
Operating lease assets expense	21.0	21.3
Other	3.8	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	124.7	102.3
Prepaid expenses and other assets	(38.7)	(55.2)
Accounts payable	20.6	(28.1)
Accrued compensation	(11.7)	(15.8)
Income taxes payable	0.9	(3.8)
Other accrued liabilities	(14.2)	(20.1)
Deferred revenue	(10.2)	(21.4)
Net cash provided by operating activities	369.8	248.2
Cash flows from investing activities:
Purchases of property and equipment	(43.8)	(55.2)
Purchases of available-for-sale debt securities	(546.2)	(1,760.0)
Proceeds from sales of available-for-sale debt securities	156.9	628.5
Proceeds from maturities and redemptions of available-for-sale debt securities	622.7	906.0
Purchases of equity securities	(3.6)	(9.4)
Proceeds from sales of equity securities	3.7	4.1
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(270.9)
Subsequent payments related to acquisitions in prior years	(0.2)	—
Net cash provided by (used in) investing activities	189.5	(556.9)
Cash flows from financing activities:
Repurchase and retirement of common stock	(205.3)	(303.8)
Proceeds from issuance of common stock	27.6	29.7
Payment of dividends	(131.8)	(131.7)
Payment of debt	—	(350.0)
Customer financing arrangement	4.8	—
Net cash used in financing activities	(304.7)	(755.8)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(9.9)	2.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	244.7	(1,062.4)
Cash, cash equivalents, and restricted cash at beginning of period	1,276.5	2,505.8
Cash, cash equivalents, and restricted cash at end of period	$1,521.2	$1,443.4

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2020	331.0	$7,281.3	$(59.2)	$(2,831.4)	$4,390.7
Net income	—	—	—	61.2	61.2
Other comprehensive income, net	—	—	36.3	—	36.3
Issuance of common stock	0.8	0.5	—	—	0.5
Repurchase and retirement of common stock	(0.1)	(3.8)	—	1.7	(2.1)
Share-based compensation expense	—	44.0	—	—	44.0
Payments of cash dividends ($0.20 per share of common stock)	—	(66.3)	—	—	(66.3)
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3

	Three Months Ended June 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2019	352.0	$7,668.6	$(10.9)	$(2,806.5)	$4,851.2
Net income	—	—	—	46.2	46.2
Other comprehensive loss, net	—	—	(0.4)	—	(0.4)
Issuance of common stock	1.1	0.2	—	—	0.2
Common stock assumed upon business combination	—	4.7	—	—	4.7
Repurchase and retirement of common stock	(8.6)	(112.5)	—	(128.4)	(240.9)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(60.0)	—	—	(60.0)
Share-based compensation expense	—	55.7	—	—	55.7
Payments of cash dividends ($0.19 per share of common stock)	—	(65.5)	—	—	(65.5)
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	81.6	81.6
Other comprehensive loss, net	—	—	(4.4)	—	(4.4)
Issuance of common stock	6.4	27.6	—	—	27.6
Repurchase and retirement of common stock	(10.6)	(136.6)	—	(108.7)	(245.3)
Purchase of forward contract under ASR	—	40.0	—	—	40.0
Share-based compensation expense	—	86.0	—	—	86.0
Payments of cash dividends ($0.40 per share of common stock)	—	(131.8)	—	—	(131.8)
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3

	Six Months Ended June 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	77.3	77.3
Other comprehensive income, net	—	—	6.9	—	6.9
Issuance of common stock	6.8	29.7	—	—	29.7
Repurchase and retirement of common stock	(8.7)	(113.9)	—	(129.9)	(243.8)
Common stock assumed upon business combination	—	4.7	—	—	4.7
Purchase of forward contract under ASR	—	(60.0)	—	—	(60.0)
Share-based compensation expense	—	89.6	—	—	89.6
Payments of cash dividends ($0.38 per share of common stock)	—	(131.7)	—	—	(131.7)
Cumulative adjustment upon adoption of Accounting Standards Update ("ASU") 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future period.

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

Summary of Significant Accounting Policies

Except for the change in certain policies upon adoption of the accounting standards and the policy for interest rate lock cash flow hedges described below, there have been no significant changes to the Company's significant accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

The Company records changes in fair value of interest rate locks in accumulated other comprehensive income (loss) in the consolidated balance sheets, in the period of change. When the forecasted transaction occurs, the Company will start to amortize the accumulated gain or losses included as a component of other comprehensive income (loss) related to the interest rate lock cash flow hedges to interest expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) will be reclassified to other income and expense within income statement.

Recently Adopted Accounting Standards

Fair Value Measurement: On January 1, 2020, the Company adopted ASU No. 2018-13 (Topic 820) Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. The Company adopted the standard under the prospective approach for certain modified or new disclosure requirements, and all other amendments in the standard under the retrospective approach. See Note 3, Fair Value Measurements for required disclosures.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Recent Accounting Standards Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact of the transition and disclosure requirements of the standard on its Consolidated Financial Statements.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2020 and December 31, 2019 (in millions):

	As of June 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$73.9	$0.5	$—	$74.4	$81.3	$0.1	$—	$81.4
Certificates of deposit	34.6	—	—	34.6	38.6	—	—	38.6
Commercial paper	74.2	—	—	74.2	168.2	—	—	168.2
Corporate debt securities	588.8	6.5	(0.5)	594.8	604.9	0.7	(0.1)	605.5
Foreign government debt securities	8.0	—	—	8.0	11.4	—	—	11.4
Time deposits	169.9	—	—	169.9	226.3	—	—	226.3
U.S. government agency securities	51.6	0.2	—	51.8	89.0	—	—	89.0
U.S. government securities	402.9	2.1	—	405.0	394.3	0.3	(0.1)	394.5
Total fixed income securities	1,403.9	9.3	(0.5)	1,412.7	1,614.0	1.1	(0.2)	1,614.9
Privately-held debt and redeemable preferred stock securities	19.3	37.4	—	56.7	19.1	37.4	—	56.5
Total available-for-sale debt securities	$1,423.2	$46.7	$(0.5)	$1,469.4	$1,633.1	$38.5	$(0.2)	$1,671.4

Reported as:
Cash equivalents	$307.5	$—	$—	$307.5	$290.9	$—	$—	$290.9
Short-term investments	391.5	1.3	—	392.8	733.7	0.5	—	734.2
Long-term investments	704.9	8.0	(0.5)	712.4	589.4	0.6	(0.2)	589.8
Other long-term assets	19.3	37.4	—	56.7	19.1	37.4	—	56.5
Total	$1,423.2	$46.7	$(0.5)	$1,469.4	$1,633.1	$38.5	$(0.2)	$1,671.4

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$699.0	$700.3
Due between one and five years	704.9	712.4
Total	$1,403.9	$1,412.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the Company's total fixed income securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019 (in millions):

	As of June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$9.2	$—	$—	$—	$9.2	$—
Corporate debt securities	167.8	(0.5)	—	—	167.8	(0.5)
Foreign government debt securities	4.0	—	4.0	—	8.0	—
U.S. government agency securities	6.0	—	—	—	6.0	—
U.S. government securities	15.0	—	—	—	15.0	—
Total fixed income securities	$202.0	$(0.5)	$4.0	$—	$206.0	$(0.5)

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$21.6	$—	$5.2	$—	$26.8	$—
Corporate debt securities	142.6	(0.1)	2.1	—	144.7	(0.1)
Foreign government debt securities	4.0	—	4.0	—	8.0	—
U.S. government agency securities	20.0	—	—	—	20.0	—
U.S. government securities	71.6	(0.1)	—	—	71.6	(0.1)
Total fixed income securities	$259.8	$(0.2)	$11.3	$—	$271.1	$(0.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company periodically assesses performance indicators of the investment by evaluating various factors such as (i) changes in the credit ratings and (ii) review of the issuer. As of June 30, 2020, the Company had 121 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and six months ended June 30, 2020 and June 30, 2019.

During the three and six months ended June 30, 2020 and June 30, 2019, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30, 2020	December 31, 2019
Equity investments with readily determinable fair value
Money market funds	$759.0	$446.4
Mutual funds	25.2	26.8
Publicly-traded equity securities	4.8	3.8
Equity investments without readily determinable fair value	135.0	133.3
Total equity securities	$924.0	$610.3

Reported as:
Cash equivalents	$755.0	$442.3
Short-term investments	4.8	3.8
Prepaid expenses and other current assets	7.2	4.1
Other long-term assets	157.0	160.1
Total	$924.0	$610.3

For the three and six months ended June 30, 2020 and June 30, 2019, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily between 2015 and 2019; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of June 30, 2020, the carrying value of restricted cash and investments was $90.1 million, of which $68.0 million was included in prepaid expenses and other current assets, and $22.1 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,460.3	$1,215.8
Restricted cash included in Prepaid expenses and other current assets	60.9	60.7
Total cash, cash equivalents, and restricted cash	$1,521.2	$1,276.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2020				Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$74.4	$—	$74.4	$—	$81.4	$—	$81.4
Certificates of deposit	—	34.6	—	34.6	—	38.6	—	38.6
Commercial paper	—	74.2	—	74.2	—	168.2	—	168.2
Corporate debt securities	—	594.8	—	594.8	—	605.5	—	605.5
Foreign government debt securities	—	8.0	—	8.0	—	11.4	—	11.4
Time deposits	—	169.9	—	169.9	—	226.3	—	226.3
U.S. government agency securities	—	51.8	—	51.8	—	89.0	—	89.0
U.S. government securities	261.5	143.5	—	405.0	318.9	75.6	—	394.5
Privately-held debt and redeemable preferred stock securities	—	—	56.7	56.7	—	—	56.5	56.5
Total available-for-sale debt securities	261.5	1,151.2	56.7	1,469.4	318.9	1,296.0	56.5	1,671.4
Equity securities:
Money market funds	759.0	—	—	759.0	446.4	—	—	446.4
Mutual funds	25.2	—	—	25.2	26.8	—	—	26.8
Publicly-traded equity securities	4.8	—	—	4.8	3.8	—	—	3.8
Total equity securities	789.0	—	—	789.0	477.0	—	—	477.0
Derivative assets:
Foreign exchange contracts	—	5.7	—	5.7	—	2.5	—	2.5
Interest rate contracts	—	33.7	—	33.7	—	—	—	—
Total derivative assets	—	39.4	—	39.4	—	2.5	—	2.5
Total assets measured at fair value on a recurring basis	$1,050.5	$1,190.6	$56.7	$2,297.8	$795.9	$1,298.5	$56.5	$2,150.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(11.6)	$—	$(11.6)	$—	$(6.8)	$—	$(6.8)
Interest rate contracts	—	(2.6)	—	(2.6)	—	(3.1)	—	(3.1)
Total derivative liabilities	—	(14.2)	—	(14.2)	—	(9.9)	—	(9.9)
Total liabilities measured at fair value on a recurring basis	$—	$(14.2)	$—	$(14.2)	$—	$(9.9)	$—	$(9.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2020				Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$755.0	$307.5	$—	$1,062.5	$442.3	$290.9	$—	$733.2
Short-term investments	122.6	275.0	—	397.6	188.8	549.2	—	738.0
Long-term investments	143.7	568.7	—	712.4	133.9	455.9	—	589.8
Prepaid expenses and other current assets	7.1	5.7	—	12.8	4.1	2.5	—	6.6
Other long-term assets	22.1	33.7	56.7	112.5	26.8	—	56.5	83.3
Total assets measured at fair value	$1,050.5	$1,190.6	$56.7	$2,297.8	$795.9	$1,298.5	$56.5	$2,150.9

Total liabilities, reported as:
Other accrued liabilities	$—	$(11.6)	$—	$(11.6)	$—	$(6.8)	$—	$(6.8)
Other long-term liabilities	—	(2.6)	—	(2.6)	—	(3.1)	—	(3.1)
Total liabilities measured at fair value on a recurring basis	$—	$(14.2)	$—	$(14.2)	$—	$(9.9)	$—	$(9.9)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and six months ended June 30, 2020, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and six months ended June 30, 2020, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e. when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of June 30, 2020, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,950.1 million and $1,852.1 million, respectively, based on observable market inputs (Level 2). The carrying value of the promissory note issued to the Company in connection with the previously completed sale of Junos Pulse, along with the accumulated interest paid in kind, of $87.4 million and $78.9 million approximates its fair value as of June 30, 2020 and December 31, 2019, respectively. Notes receivable are generally classified as Level 3 assets due to the lack of observable inputs to determine fair value. The carrying value of a contract manufacturer deposit of $62.3 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of June 30, 2020. See Note 5, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	June 30, 2020	December 31, 2019
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$794.9	$484.0
Interest rate lock contracts	550.0	—
Fair value hedges:
Interest rate swap contracts	300.0	300.0
Total designated derivatives	1,644.9	784.0

Non-designated derivatives	182.3	162.9
Total	$1,827.2	$946.9

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.8	$2.2
Foreign currency contracts	Other long-term assets	3.7	0.3
Interest rate lock contracts	Other long-term assets	1.4	—
Interest rate swap contracts	Other long-term assets	32.3	—
Total derivatives designated as hedging instruments		$39.2	$2.5
Derivatives not designated as hedging instruments	Other current assets	0.2	—
Total derivative assets		$39.4	$2.5
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$9.7	$6.6
Foreign currency contracts	Other long-term liabilities	1.7	—
Interest rate lock contracts	Other long-term liabilities	2.6	—
Interest rate swap contracts	Other long-term liabilities	—	3.1
Total derivatives designated as hedging instruments		$14.0	$9.7
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$14.2	$9.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

During the three months ended June 30, 2020, the Company entered into interest rate locks with large financial institutions, which fixed benchmark interest rates of future debt issuance for an aggregate notional amount of $550.0 million. The swaps are designated as cash flow hedges and are expected to terminate within 5 years and 3 months.

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

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $17.9 million and an unrealized loss of $11.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2020, respectively. The Company recognized an unrealized loss of $2.1 million and an unrealized gain of $1.3 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2019, respectively.

For foreign currency forward contracts, the company reclassified a loss of $6.9 million and $8.3 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020, respectively, and a gain of $0.3 million and loss of $0.7 million for the comparable periods ended June 30, 2019, respectively. As of June 30, 2020, an estimated $7.9 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and six months ended June 30, 2020 and June 30, 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2020	December 31, 2019
Production and service materials	$92.8	$69.0
Finished goods	30.9	25.2
Inventory	$123.7	$94.2

Reported as:
Prepaid expenses and other current assets	$118.0	$90.6
Other long-term assets	5.7	3.6
Total	$123.7	$94.2

Deposit

The Company has a non-interest bearing deposit balance of $62.3 million, net of an unamortized discount balance of $4.0 million, to a contract manufacturer. The discount is calculated based on an imputed interest rate of 5.0% at June 30, 2020. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is classified as other long-term assets on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the six months ended June 30, 2020 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2019	$31.4
Provisions made during the period	18.6
Actual costs incurred during the period	(19.8)
Balance as of June 30, 2020	$30.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2020	December 31, 2019
Deferred product revenue:
Undelivered product commitments and other product deferrals	$125.9	$141.7
Deferred gross product revenue	125.9	141.7
Deferred cost of product revenue	(9.6)	(9.1)
Deferred product revenue, net	116.3	132.6
Deferred service revenue	1,095.3	1,090.8
Total	$1,211.6	$1,223.4
Reported as:
Current	$834.5	$812.9
Long-term	377.1	410.5
Total	$1,211.6	$1,223.4

Revenue

See Note 10, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $18.1 million and $48.4 million included in deferred revenue at January 1, 2020 was recognized during the three and six months ended June 30, 2020, respectively. Service revenue of $190.8 million and $473.0 million included in deferred revenue at January 1, 2020 was recognized during the three and six months ended June 30, 2020, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2020 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$125.9	$104.4	$19.1	$2.4
Service(*)	1,106.5	742.8	306.3	57.4
Total	$1,232.4	$847.2	$325.4	$59.8

________________________________

(*)
Represents unearned service revenue allocated to the performance obligations not delivered or partially delivered as of June 30, 2020. The unearned service revenue is comprised of deferred revenue and unbilled revenue.

Deferred Commissions

Deferred commissions were $24.9 million as of June 30, 2020. For the three and six months ended June 30, 2020, amortization expense for the deferred commissions was $28.2 million and $57.6 million, respectively, and there were no impairment charges recognized.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$9.3	$19.8	$24.4	$43.3
Interest expense	(19.3)	(22.0)	(39.5)	(46.2)
Gain (loss) on investments, net	6.5	(2.8)	0.7	(1.2)
Other	(0.9)	0.4	(1.1)	1.3
Other (expense) income, net	$(4.4)	$(4.6)	$(15.5)	$(2.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Restructuring Charges

During the first quarter of 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, enhance productivity and cost efficiencies, and enable reinvestment in certain key priority areas. During the second quarter of 2020, the Company amended the 2020 Restructuring Plan and undertook further actions that resulted in additional severance costs.

During the three months ended June 30, 2020, the Company recorded $4.8 million in severance costs related to workforce reductions. During the six months ended June 30, 2020, the Company recorded $8.9 million in severance and $5.3 million in impairment charges included in other exit related costs, which were reported as restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2020 and prior year restructuring plan (in millions):

	December 31, 2019	Charges	Cash Payments	Other	June 30, 2020
Severance	$0.7	$8.9	$(4.2)	$(0.5)	$4.9
Other	—	5.3	—	(5.3)	—
Total	$0.7	$14.2	$(4.2)	$(5.8)	$4.9

The Company expects to substantially pay the remaining restructuring liabilities by the end of the fourth quarter of 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

	As of June 30, 2020
	Issuance date	Maturity Date	Amount	Effective Interest Rates
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2014	March 2024	$350.0	4.63%
4.500% fixed-rate notes ("2024 Notes")	February 2016	March 2024	150.0	4.87%
4.350% fixed-rate notes ("2025 Notes")	March 2015	June 2025	300.0	4.47%
3.750% fixed-rate notes ("2029 Notes")	August 2019	August 2029	500.0	3.86%
5.950% fixed-rate notes ("2041 Notes")	March 2011	March 2041	400.0	6.03%
Total Notes			1,700.0
Unaccreted discount and debt issuance costs			(12.2)
Hedge accounting fair value adjustments(*)			32.3
Total			$1,720.1
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

As of June 30, 2020, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024, subject to a one-year maturity extension option. As of June 30, 2020, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Equity

The following table summarizes dividends paid, stock repurchases, and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends
Per share	$0.20	$0.19	$0.40	$0.38
Amount	$66.3	$65.5	$131.8	$131.7

Repurchased under the 2018 Stock Repurchase Program
Shares	—	8.6	10.3	8.6
Average price per share(*)	$—	$27.94	$23.83	$27.94
Amount	$—	$300.0	$200.0	$300.0

________________________________

(*)
During the six months ended June 30, 2020, the $23.83 average price per share includes $200.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019. During the three and six months ended June 30, 2019, the $27.94 average price per share excludes the forward contract of $60.0 million under the ASR, which was initiated and settled during the second and the third quarter of 2019, respectively.

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2020, the Company declared a quarterly cash dividend of $0.20 per share of common stock on January 27, 2020 and April 28, 2020, respectively, which was paid on March 23, 2020 and June 22, 2020, respectively, to stockholders of record on March 2, 2020 and June 1, 2020. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2020.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"), which replaced our prior authorization. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

In October 2019, the Company entered into an ASR, to repurchase an aggregate of approximately $200.0 million of the Company’s outstanding common stock. During the three months ended December 31, 2019, the Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company’s common stock for an aggregate price of $160.0 million, based on the market price of $25.15 per share of the Company’s common stock on the date of the transaction. During the three months ended March 31, 2020, the ASR was completed, and an additional 1.8 million shares were received for a total repurchase of 8.2 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the six months ended June 30, 2020, the Company also repurchased 8.5 million shares of its common stock in the open market for an aggregate purchase price of $200.0 million at an average price of $23.70 per share, under the 2018 Stock Repurchase Program.

As of June 30, 2020, there was approximately $1.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three and six months ended June 30, 2020 and June 30, 2019.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the six months ended June 30, 2020 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2019	$29.7	$(4.3)	$(43.9)	$(18.5)
Other comprehensive loss before reclassifications	5.7	(8.8)	(9.1)	(12.2)
Amount reclassified from accumulated other comprehensive loss	0.3	7.5	—	7.8
Other comprehensive loss, net	6.0	(1.3)	(9.1)	(4.4)
Balance as of June 30, 2020	$35.7	$(5.6)	$(53.0)	$(22.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of June 30, 2020, 15.9 million and 12.9 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activity and related information as of and for the six months ended June 30, 2020 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	17.5	$25.30
Granted(*)	3.2	22.57
Vested	(5.1)	25.98
Canceled	(1.5)	25.44
Balance as of June 30, 2020	14.1	$24.42	1.3	$321.5
________________________________

(*)
Includes 2.0 million service-based, 0.8 million performance-based, and 0.4 million market-based RSUs. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Six Months Ended June 30,
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues - Product	$1.1	$1.6	$2.5	$3.5
Cost of revenues - Service	3.4	4.4	7.6	8.9
Research and development	19.0	26.2	34.2	38.4
Sales and marketing	13.2	15.1	27.0	24.5
General and administrative	7.3	8.4	14.7	14.3
Total	$44.0	$55.7	$86.0	$89.6

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1.8	$3.2	$3.7	$3.3
RSUs, RSAs, and PSAs	37.3	47.7	72.2	76.8
ESPP	4.9	4.8	10.1	9.5
Total	$44.0	$55.7	$86.0	$89.6

As of June 30, 2020, the total unrecognized compensation cost related to unvested share-based awards was $253.6 million to be recognized over a weighted-average period of 1.60 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Routing	$403.2	$416.9	$717.7	$791.6
Switching	208.8	215.6	428.6	392.0
Security	80.3	81.4	154.8	149.0
Total product	692.3	713.9	1,301.1	1,332.6
Total service	394.0	388.6	783.2	771.6
Total	$1,086.3	$1,102.5	$2,084.3	$2,104.2

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cloud	$285.5	$285.0	$547.4	$508.2
Service Provider	436.2	447.2	811.7	882.8
Enterprise	364.6	370.3	725.2	713.2
Total	$1,086.3	$1,102.5	$2,084.3	$2,104.2

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas:
United States	$547.3	$601.2	$1,076.7	$1,077.8
Other	61.5	47.6	111.6	114.6
Total Americas	608.8	648.8	1,188.3	1,192.4
Europe, Middle East, and Africa	294.1	291.9	549.1	578.1
Asia Pacific	183.4	161.8	346.9	333.7
Total	$1,086.3	$1,102.5	$2,084.3	$2,104.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before income taxes	$86.1	$77.8	$114.4	$122.3
Income tax provision	$24.9	$31.6	$32.8	$45.0
Effective tax rate	28.9%	40.6%	28.7%	36.8%

The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, research and development ("R&D") tax credits, tax audit settlements, nondeductible compensation, cost sharing of stock-based compensation, and other transfer pricing adjustments.

On June 7, 2019, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On February 10, 2020, Altera appealed this decision to the U.S. Supreme Court, which on June 22, 2020, declined to review the decision. Based on the Supreme Court decision to not review the Ninth Circuit Court’s decision, stock-based compensation is subject to cost sharing, and the Company recorded a $18.2 million charge.

The Company’s effective tax rate during the six months ended June 30, 2020 reflects the cumulative impact of cost sharing for stock-based compensation of $18.2 million referenced above, partially offset by a reduction of income tax reserves of $15.2 million, which includes interest of $1.7 million.

The Company's effective tax rate during the six months ended June 30, 2019 reflected the impact of an international realignment and a related write-down of certain deferred tax assets.

As of June 30, 2020, the total amount of gross unrecognized tax benefits was $152.7 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by a range of approximately $23.0 million to $44.0 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$61.2	$46.2	$81.6	$77.3
Denominator:
Weighted-average shares used to compute basic net income per share	331.0	346.3	330.9	347.2
Dilutive effect of employee stock awards	2.1	2.8	3.8	4.5
Weighted-average shares used to compute diluted net income per share	333.1	349.1	334.7	351.7
Net income per share
Basic	$0.18	$0.13	$0.25	$0.22
Diluted	$0.18	$0.13	$0.24	$0.22

Anti-dilutive shares	7.6	6.8	6.1	7.0

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

Unconditional Purchase Obligations

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. During the second quarter of 2020, the Company amended its existing Master Services Agreement and certain Statements of Work (collectively, the "Agreement") with International Business Machines Corporation ("IBM"), resulting in a $79.4 million reduction in fees payable to IBM over the remaining initial term of the Agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $1,524.3 million as of June 30, 2020.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2020, the Company had accrued $21.3 million based on its estimate of such charges.

Legal Proceedings

In the ordinary course of business, the Company is subject to various pending and potential investigations, disputes, litigations, and legal proceedings. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company intends to aggressively defend itself in any legal matters, and while the outcome of any pending matters is not currently determinable, the Company believes that none of its currently existing claims or proceedings are likely to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or any other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of these events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Subsequent Events

Pulse Note Repayment

As described in Note 3, Fair Value Measurements, the Company has a promissory note receivable with a maturity date of September 30, 2022 in connection with the previously completed sale of Junos Pulse. On July 20, 2020, the borrower exercised its prepayment option and paid the outstanding principal along with the accumulated interest, aggregating to $87.7 million, in full.

Dividend Declaration

On July 28, 2020, the Company announced that the Board declared a cash dividend of $0.20 per share of common stock to be paid on September 22, 2020 to stockholders of record as of the close of business on September 1, 2020.

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

Further, we intend to expand our software business by introducing new software solutions to our product portfolio that simplify the operation of networks and allow our customers across our key verticals flexibility in consumption and deployment. Our acquisition of Mist Systems, or Mist, in 2019 accelerated our ability to execute on this belief in cloud-managed, artificial intelligence, or AI-enabled enterprise networking operations through a combination of cloud-based intelligence, enterprise-grade access points, and EX series switches. Machine learning technology simplifies wireless and wired operations, and delivers a more agile cloud services platform.

During the first half of 2020, we continued to execute on our product and solutions strategy and announced Mist Premium Analytics, a service that offers enterprises a comprehensive network visibility and business insights platform to support the increasing demands of digital transformation projects. We also expanded on our connected security portfolio by offering encrypted traffic analysis for Juniper Advanced Threat Prevention Cloud and SRX Series firewalls, as well as the integration of security intelligence, or SecIntel, to the Mist platform for wireless access. With these additions to our connected security solution portfolio, we deliver a comprehensive offering to secure traffic within an organization, whether encrypted or unencrypted, throughout parts of the network, whether access, campus, WAN or data center. During the first quarter of 2020, we also released our 36 port, 400 Gigabit Ethernet line card that provides 14.4-Tbps, which is based on the scalable custom Juniper Triton silicon, that helps provide programmability, scalability, automation, and pervasive security in a single, cost-optimized router. During the second quarter of 2020, although COVID-19 pandemic related supply constraints continued to negatively impact our financial results, we experienced strong demand for our products and services, especially in the Cloud vertical.

We remain confident in our strategy and we are executing against our innovation roadmap, as each of our industry verticals transitions to cloud architectures. We believe our understanding of high-performance networking technology and cloud architecture and our strategy position us to capitalize on the industry transition to more automated, cost-efficient, scalable networks.

COVID-19 Pandemic Update

In early March 2020, COVID–19, a disease caused by a novel strain of a coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with confirmed cases in most countries and territories worldwide, and a high concentration of cases in the United States and many other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

Our priorities and actions during the COVID-19 pandemic remain focused on protecting the health and safety of all those we serve – our employees, our customers, our suppliers, and our communities, including implementing early and regular updates to our health and safety policies and processes. In March 2020, we successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world. We have built a valuable team over the years, and we are focused on providing them with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic. Beginning on May 31, 2020, we introduced a four-phased approach to reopening our offices around the world. In phase one, fewer than 5 percent of local employees are working at any given individual office. When phase four is implemented, an office will be fully operational. We are currently in phases one, two or three in various office locations around the world. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices, limiting the gathering size of employee groups in indoor spaces per social distancing guidelines, and requiring those employees to wear masks and to have their temperature taken upon entering our offices.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We are supporting our communities by helping the medical professionals on the front-line fight against COVID-19 by donating secure wireless connectivity kits to pop-up field hospitals. We also continue to give back to the community through the Juniper Foundation, which is working to support those in need due to the COVID-19 pandemic.

We have a global supply chain footprint with our primary manufacturing partners located in China, Taiwan, Malaysia, Mexico and the United States. Our component suppliers are more geographically distributed with vendors from many countries throughout the world. During the first half of 2020, the supply constraints we experienced were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of product we were able to deliver, which negatively impacted our ability to recognize the associated revenue in the first half of 2020.

Challenges to our supply chain due to the impact of the COVID-19 pandemic remain dynamic; however, we have seen improvements in our manufacturing capacity during the second quarter of 2020. We expect several of our component suppliers to remain challenged throughout most of the third quarter as they are operating under restricted work conditions. However, the impact is expected to be less adverse than the first half of 2020. While COVID-19 has brought unprecedented challenges, we believe that we have a robust and fairly flexible supply chain. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The COVID-19 pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the first half of the year. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong credit ratings. To date, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

We entered the third quarter with strong backlog in our Cloud and Service Provider verticals. We intend to continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain and logistics network that could adversely impact our operations.

We may continue to experience constrained supply and increased logistics costs and could experience curtailed customer demand, any of which could adversely impact our business, results of operations and overall financial performance in future periods.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenues	$1,086.3	$1,102.5	$(16.2)	(1)%	$2,084.3	$2,104.2	$(19.9)	(1)%
Gross margin	$619.6	$636.8	$(17.2)	(3)%	$1,198.9	$1,219.1	$(20.2)	(2)%
Percentage of net revenues	57.0%	57.8%			57.5%	57.9%
Operating income	$90.5	$82.4	$8.1	10%	$129.9	$125.1	$4.8	4%
Percentage of net revenues	8.3%	7.5%			6.2%	5.9%
Net income	$61.2	$46.2	$15.0	32%	$81.6	$77.3	$4.3	6%
Percentage of net revenues	5.6%	4.2%			3.9%	3.7%
Net income per share:
Basic	$0.18	$0.13	$0.05	38%	$0.25	$0.22	$0.03	14%
Diluted	$0.18	$0.13	$0.05	38%	$0.24	$0.22	$0.02	9%

Operating cash flows					$369.8	$248.2	$121.6	49%
Stock repurchase plan activity	$—	$300.0	$(300.0)	(100)%	$200.0	$300.0	$(100.0)	(33)%
Cash dividends declared per common stock	$0.20	$0.19	$0.01	5%	$0.40	$0.38	$0.02	5%
DSO	63	54	9	17%

					As of
					June 30, 2020	December 31, 2019	$ Change	% Change
Deferred revenue					$1,211.6	$1,223.4	$(11.8)	(1)%
Product deferred revenue					$116.3	$132.6	$(16.3)	(12)%
Service deferred revenue					$1,095.3	$1,090.8	$4.5	—%

•
Net Revenues: Net revenues decreased during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to the Service Provider and Enterprise verticals. Net revenues decreased during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the Service Provider vertical, partially offset by growth in Cloud and Enterprise. We believe the decline in the Service Provider vertical is partially due to COVID-19. Our Cloud vertical grew year-over-year, primarily driven by routing. The completion of the MX to PTX transition contributed toward routing growth in the Cloud vertical. Service net revenues increased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to strong sales of support contracts.

Of our top ten customers for the second quarter of 2020, six were in Cloud, three were in Service Provider, and one was in Enterprise. Of these customers, one was located outside of the U.S.

•
Gross Margin: The gross margin as a percentage of net revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and certain new strategic opportunities, partially offset by higher service revenues.

•
Operating Margin: The operating income as a percentage of net revenues increased primarily due to lower restructuring costs, partially offset by the drivers described in the gross margin discussion above and higher personnel-related expenses driven by an increase in headcount.

•	Operating Cash Flows: Net cash provided by operations increased primarily due to lower payments to suppliers and for taxes.

•
Capital Return: We continue to return capital to our stockholders. During the fourth quarter of 2019, we entered into an accelerated share repurchase program (the "ASR"), to repurchase an aggregate of $200.0 million in shares. Under the ASR, we made an up-front payment of $200.0 million and received and retired 6.4 million shares of our common stock during the fourth quarter of 2019. During the first quarter of 2020, the ASR was completed, and we received and retired an additional 1.8 million shares for a total repurchase of 8.2 million shares of our common stock. During the first quarter of 2020, we also repurchased 8.5 million shares of our common stock in the open market at an average price of $23.70 per share for an aggregate purchase price of $200.0 million. During the second quarter of 2020, we paid quarterly dividends of $0.20 per share, for an aggregate amount of $66.3 million.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to higher accounts receivable as of June 30, 2020, compared to June 30, 2019.

•	Deferred Revenue: Total deferred revenue decreased as of June 30, 2020, compared to December 31, 2019, primarily due to the timing of the delivery of contractual commitments.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Routing	$403.2	$416.9	$(13.7)	(3)%	$717.7	$791.6	$(73.9)	(9)%
Switching	208.8	215.6	(6.8)	(3)%	428.6	392.0	36.6	9%
Security	80.3	81.4	(1.1)	(1)%	154.8	149.0	5.8	4%
Total Product	692.3	713.9	(21.6)	(3)%	1,301.1	1,332.6	(31.5)	(2)%
Percentage of net revenues	63.7%	64.8%			62.4%	63.3%
Total Service	394.0	388.6	5.4	1%	783.2	771.6	11.6	2%
Percentage of net revenues	36.3%	35.2%			37.6%	36.7%
Total net revenues	$1,086.3	$1,102.5	$(16.2)	(1)%	$2,084.3	$2,104.2	$(19.9)	(1)%

Cloud	$285.5	$285.0	$0.5	—%	$547.4	$508.2	$39.2	8%
Percentage of net revenues	26.3%	25.8%			26.3%	24.1%
Service Provider	436.2	447.2	(11.0)	(2)%	811.7	882.8	(71.1)	(8)%
Percentage of net revenues	40.2%	40.6%			38.9%	42.0%
Enterprise	364.6	370.3	(5.7)	(2)%	725.2	713.2	12.0	2%
Percentage of net revenues	33.5%	33.6%			34.8%	33.9%
Total net revenues	$1,086.3	$1,102.5	$(16.2)	(1)%	$2,084.3	$2,104.2	$(19.9)	(1)%

Americas:
United States	$547.3	$601.2	$(53.9)	(9)%	$1,076.7	$1,077.8	$(1.1)	—%
Other	61.5	47.6	13.9	29%	111.6	114.6	(3.0)	(3)%
Total Americas	608.8	648.8	(40.0)	(6)%	1,188.3	1,192.4	(4.1)	—%
Percentage of net revenues	56.0%	58.8%			57.1%	56.7%
EMEA	294.1	291.9	2.2	1%	549.1	578.1	(29.0)	(5)%
Percentage of net revenues	27.1%	26.5%			26.3%	27.5%
APAC	183.4	161.8	21.6	13%	346.9	333.7	13.2	4%
Percentage of net revenues	16.9%	14.7%			16.6%	15.8%
Total net revenues	$1,086.3	$1,102.5	$(16.2)	(1)%	$2,084.3	$2,104.2	$(19.9)	(1)%

Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

Product net revenues decreased primarily due to decreases in routing and switching.

Routing revenue decrease was primarily driven by Enterprise and to a lesser extent, Service Provider, from lower net revenues in our PTX product family, which was partially impacted by COVID-19 related supply constraints. The decrease was partially offset by strength in Cloud.

Switching revenue decrease was primarily driven by Cloud vertical resulting from lower net revenues in our QFX product family, which was partially offset by an increase in Service Provider vertical resulting from higher net revenues in our Mist and EX product family.

Service revenues increased primarily driven by Enterprise and Cloud due to strong sales of support contracts.

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Product net revenues decreased primarily due to Service Provider and Enterprise, impacting routing, partially offset by Cloud.

Routing revenue decreased primarily driven by Service Provider and to a lesser extent, Enterprise, from lower net revenues in our MX and PTX product family, which was partially impacted by COVID-19 related supply constraints. The decrease was partially offset by strength in Cloud.

Switching revenue increased from all verticals primarily from QFX and Mist product family.

Service net revenues increased primarily due to strong sales of support contracts.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product gross margin	$370.6	$399.6	$(29.0)	(7)%	$710.4	$748.3	$(37.9)	(5)%
Percentage of product revenues	53.5%	56.0%			54.6%	56.2%
Service gross margin	249.0	237.2	11.8	5%	488.5	470.8	17.7	4%
Percentage of service revenues	63.2%	61.0%			62.4%	61.0%
Total gross margin	$619.6	$636.8	$(17.2)	(3)%	$1,198.9	$1,219.1	$(20.2)	(2)%
Percentage of net revenues	57.0%	57.8%			57.5%	57.9%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, we are subject to tariffs on networking products imported from China, which includes certain products that we import into and sell within the United States. In addition, our logistics and other supply chain-related costs have increased due to COVID-19. For more information on the potential impact of tariffs and COVID-19 on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and certain strategic insertion opportunities. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and certain strategic insertion opportunities, and to a lesser extent, higher amortization of intangible assets associated with the acquisition of Mist.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$241.0	$244.0	$(3.0)	(1)%	$473.5	$471.6	$1.9	—%
Percentage of net revenues	22.2%	22.1%			22.7%	22.4%
Sales and marketing	224.2	229.0	(4.8)	(2)%	463.4	457.5	5.9	1%
Percentage of net revenues	20.6%	20.8%			22.2%	21.7%
General and administrative	59.1	60.0	(0.9)	(2)%	118.4	128.2	(9.8)	(8)%
Percentage of net revenues	5.4%	5.5%			5.7%	6.1%
Restructuring charges	4.8	21.4	(16.6)	(78)%	13.7	36.7	(23.0)	(63)%
Percentage of net revenues	0.4%	1.9%			0.7%	1.8%
Total operating expenses	$529.1	$554.4	$(25.3)	(5)%	$1,069.0	$1,094.0	$(25.0)	(2)%
Percentage of net revenues	48.7%	50.3%			51.3%	52.0%

Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

Total operating expenses decreased primarily due to lower restructuring charges. The remaining decrease was primarily due to lower sales and marketing, or S&M, costs related to travel-related expenses due to the impact of COVID-19, and lower research and development, or R&D, costs related to share-based compensation. The decrease in total operating expenses was partially offset by higher personnel-related expenses, specifically in R&D and S&M, driven by an increase in headcount.

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Total operating expenses decreased primarily due to lower restructuring charges and lower travel-related expenses, specifically in S&M, due to the impact of COVID-19. Our general and administrative expenses decreased primarily because there were costs related to the acquisition of Mist Systems incurred in the second quarter of 2019. The decrease in total operating expenses was partially offset by higher personnel-related expenses, specifically in R&D and S&M, driven by an increase in headcount.

Other (Expense) Income, Net

The following table presents other (expense) income, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$9.3	$19.8	$(10.5)	(53)%	$24.4	$43.3	$(18.9)	(44)%
Interest expense	(19.3)	(22.0)	2.7	(12)%	(39.5)	(46.2)	6.7	(15)%
Gain (loss) on investments, net	6.5	(2.8)	9.3	N/M	0.7	(1.2)	1.9	N/M
Other	(0.9)	0.4	(1.3)	N/M	(1.1)	1.3	(2.4)	N/M
Total other (expense) income, net	$(4.4)	$(4.6)	$0.2	N/M	$(15.5)	$(2.8)	$(12.7)	N/M
Percentage of net revenues	(0.4)%	(0.4)%			(0.7)%	(0.1)%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

Total other expense, net decreased slightly primarily due to gains on certain equity investments and lower interest expense as a result of lower debt balance. This was partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields and from a lower average portfolio balance.

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Total other expense, net increased primarily due to a decrease in interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance. This was partially offset by a decrease in interest expense as a result of a lower debt balance.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax provision	$24.9	$31.6	$(6.7)	(21)%	$32.8	$45.0	$(12.2)	(27)%
Effective tax rate	28.9%	40.6%			28.7%	36.8%

The effective tax rate decreased during the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to a change in the level of discrete items in the comparative period. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2020	December 31, 2019	$ Change	% Change
Working capital	$1,404.9	$1,665.9	$(261.0)	(16)%

Cash and cash equivalents	$1,460.3	$1,215.8	$244.5	20%
Short-term investments	397.6	738.0	(340.4)	(46)%
Long-term investments	712.4	589.8	122.6	21%
Total cash, cash equivalents, and investments	2,570.3	2,543.6	26.7	1%
Long-term debt	1,720.1	1,683.9	36.2	2%
Cash, cash equivalents, and investments, net of debt	$850.2	$859.7	$(9.5)	(1)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$369.8	$248.2	$121.6	49%
Net cash provided by (used in) investing activities	189.5	(556.9)	746.4	(134)%
Net cash used in financing activities	$(304.7)	$(755.8)	$451.1	(60)%

Operating Activities

Net cash provided by operations increased primarily due to lower payments to suppliers and for taxes.

Investing Activities

Net cash provided by investing activities was $189.5 million during the six months ended June 30, 2020, compared to net cash used in investing activities of $556.9 million for the same period in 2019. During the six months ended June 30, 2020, the net proceeds from sales, maturities and redemptions of investments was $233.5 million. During the six months ended June 30, 2019, the payment for the acquisition of Mist was $270.9 million and net purchase of investments was $230.8 million.

Financing Activities

Net cash used in financing activities decreased during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the payments of $200.0 million under the 2018 Stock Purchase Program during the six months ended June 30, 2020 compared to the payment of $350.0 million for our Senior Notes maturity and the payment of $300.0 million pursuant to the ASR entered in April 2019 during the six months ended June 30, 2019.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program to replace our prior authorization, which we refer to as the 2018 Stock Repurchase Program. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

In October 2019, we entered into an ASR, to repurchase an aggregate of approximately $200.0 million of our outstanding common stock. During the three months ended December 31, 2019, we made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of our common stock for an aggregate price of $160.0 million, based on the market price of $25.15 per share of our common stock on the date of the transaction. During the three months ended March 31, 2020, the ASR was completed, and an additional 1.8 million shares were received for a total repurchase of 8.2 million shares of our common stock at a volume weighted average repurchase price of $24.44 per share, net of an agreed upon discount. The shares received by us were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the first quarter of 2020, we also repurchased 8.5 million shares of our common stock in the open market for an aggregate purchase price of $200.0 million at an average price of $23.70 per share.

As of June 30, 2020, there was approximately $1.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

We declared and paid a quarterly cash dividend of $0.20 per share, totaling $66.3 million and $131.8 million during the three and six months ended June 30, 2020, respectively. Although we remain committed to paying our dividend, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2020.

Revolving Credit Facility

We have an unsecured revolving credit facility, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024, subject to a one-year maturity extension option. As of June 30, 2020, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

The COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the broader economies, financial markets and may affect the overall demand environment for our products and services.

As a result of the COVID-19 pandemic, our operations have been negatively affected by a range of external factors that are not within our control. For example, most U.S. states and countries worldwide have imposed and may continue to impose from time-to-time for the foreseeable future, a wide range of restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19, including travel restrictions and shelter-in-place orders. In March 2020, we requested all but a limited number of our global workforce to work remotely while shelter-in-place requirements and travel restrictions are in effect, all of which have changed how we operate our business. Beginning May 31, 2020, we introduced a four-phased approach to reopening our offices around the world. In phase one, fewer than 5 percent of local employees are working at an individual office. When phase four is implemented, any given individual office will be fully operational with all employees on site. We are currently in phases one, two or three in various locations around the world. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices, limiting the gathering size of employee groups in indoor spaces per social distancing guidelines, and requiring those employees to wear masks and to have their temperature taken upon entering our offices. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted.

Moreover, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the COVID-19 pandemic has adversely affected and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, during the second quarter of fiscal 2020, the COVID-19 pandemic continued to cause us to experience supply constraints due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue first half of 2020. While the situation remains very dynamic, our manufacturing capacity has improved in the second quarter of fiscal 2020. However, we expect several of our component suppliers will remain challenged throughout most of the third quarter as they continue to operate under restricted work conditions.

While the potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. A long-term recession or market downturn could materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

The duration and extent of the impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, suppliers, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

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

•	our ability to achieve targeted gross margins and operating expenses;

•	executive orders, changes in laws or regulations, or interpretations thereof;

•	changes in accounting rules, or interpretations thereof;

•	changes or suspensions in the amount and frequency of share repurchases or dividends;

•	regional economic and political conditions which may be aggravated by unanticipated global events;

•	increasing cyber-security threats to our internal network and those of our suppliers, partners, and customers;

•	seasonality;

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

For example, we, and many companies in our industry, traditionally experience adverse seasonal fluctuations in customer spending. In addition, while we may have backlog orders for products that have not shipped, we believe that our backlog may not be a reliable indicator of future operating results for a number of reasons, including, but not limited to, project delays, changes in project scope and the fact that our customers may cancel purchase orders or change delivery schedules without significant penalty, and the potential negative impacts related to the global spread of COVID-19.

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

In addition, in recent years, there has been a movement towards consolidation in the telecommunications industry (for example, CenturyLink, Inc.'s acquisition of Level 3 Communications, Inc., Vodafone India’s acquisition of Idea Cellular Ltd. and T-Mobile US, Inc.'s acquisition of Sprint Corp.) and that consolidation trend has continued. Certain telecommunications companies have also moved towards vertical consolidation through acquisitions of media and content companies, such as Verizon’s acquisitions of Yahoo and BlueJeans, AT&T’s acquisition of Time Warner, and Comcast's acquisition of Sky. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

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

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, continuous pricing pressures and a constantly evolving industry. We may not be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements or business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional WAN infrastructures towards software-defined WAN has been receiving considerable attention. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. In addition, if we invest time, energy, and resources in developing products for a market that does not develop, it could likewise significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that new products, enhancements or business strategies will achieve widespread market acceptance.

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

The introduction of new software products is part of our intended strategy to expand our software business. We have also disaggregated certain software from certain hardware products, such that customers may purchase or license our hardware and software products independently, which we expect could in time enable our hardware to be deployed with third- party networking applications and services and our software to be used with third-party hardware. The success of our strategy to expand our software business, including our strategy to disaggregate software from certain hardware products, is subject to a number of risks and uncertainties, including:

•	the additional development efforts and costs required to create new software products and/or to make our disaggregated products compatible with multiple technologies;

•	the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•	the possibility that our strategy could erode our revenue and gross margins;

•	the impact on our financial results of longer periods of revenue recognition for certain types of software products and changes in tax treatment associated with software sales;

•	the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•	the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third-party products; and

•	issues with third-party technologies used with our disaggregated products, which may be attributed to us.

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

For example, in 2018, the United States imposed a tariff on certain networking products imported from China and in 2019, the United States increased the tariffs on these networking products and expanded the list of products subject to the tariff. Certain products that we import into and sell within the United States are included on the list of products subject to these tariffs. We have incurred increased costs due to our efforts to attempt to mitigate the impact of the tariffs. In some cases, the tariffs have been passed on and may continue to be passed on to customers resulting in higher prices for our customers, which may have reduced, or may continue to reduce, customer demand for our products. Similarly, many of the products that we source from China are transported by air cargo from Hong Kong, which has experienced recent political demonstrations that have previously resulted in cancellations or delays in flights in and out of Hong Kong. If these demonstrations impact air shipments again, we could experience delays in product deliveries or be required to change our shipping practices.

In addition, delays in production or delays in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, during the second quarter of fiscal 2020, the COVID-19 pandemic caused us to experience supply constraints due to both constrained manufacturing capacity, particularly in China and Malaysia, as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue in the second quarter. We intend to continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation supplier to source and transport materials) that could impact our operations.

We are dependent on sole source and limited source suppliers, including for key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources for many of our components. During periods of high demand for electronic products or supply constraints by manufacturers of electronic components, component shortages are possible, and the predictability of the availability of such components may be limited. For example, we have experienced industry-wide supply constraints related to power management components. In addition, some components used in our networking solutions have in the past and may in the future experience extended lead times and higher pricing, given the demand in the market. Any future spike in growth in our business, the use of certain components we share in common with other companies, in IT spending or the economy in general, is likely to create greater short-term pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer. Additionally, if certain components that we receive from our suppliers have defects or other quality issues, we may have to replace or repair such components, and we could be subject to claims based on warranty, product liability, epidemic or delivery failures that could lead to significant expenses. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We have experienced, and from time-to-time may experience, component shortages or quality issues that resulted, or could result, in delays of product shipments, revenue charges that impact our gross margins, and/or warranty or other claims or costs. We also currently purchase numerous key components, including ASICs and other semiconductor chips, from single or limited sources and many of our component suppliers are concentrated in China and Korea. In addition, there has been consolidation among certain suppliers of our components. For example, GLOBALFOUNDRIES acquired IBM’s semiconductor manufacturing business, Avago Technologies Limited acquired Broadcom Corporation, Intel Corporation acquired Altera Corporation ("Altera"), and Cisco acquired Acacia Communications, Inc. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts, which may impact our gross margins. In addition, our suppliers may determine not to continue a business relationship with us for other reasons that may be beyond our control or may seek to impose significant price increases. Any disruptions to our supply chain or significant increase in components cost could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, an extended closure of or any slowdown at our supplier's plants or shipping delays due to efforts to limit the spread of COVID-19, increases in wages that drive up prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services.

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

Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be subject or vulnerable in the future to breaches or attacks by computer programmers, hackers or sophisticated nation-state and nation-state supported actors or breaches due to employee error or wrongful conduct, malfeasance, or other disruptions. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or those of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability from our customers, suppliers, business partners and others, including regulatory entities, and suffer reputational and financial harm. In addition, hardware, components and software (including operating system software) and applications that we develop, manufacture, or procure from third parties may contain defects in design or manufacture, including "bugs", vulnerabilities and other problems that could unexpectedly interfere with the operation of our networks, or expose us or our products to cyber attacks, or be exploited to gain unauthorized access to our or our customers’ systems and information. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to be supported for a limited amount of time. Furthermore, third parties may attempt to exfiltrate data through the introduction into the Information and Communications Technology supply chain of malicious products and components that are designed to defeat or circumvent encryption and other cybersecurity measures, and if successful, such actions could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition. When vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate. All of this requires significant resources and time and attention from management and our employees.

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

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces between the two. For example, on December 31, 2018, we entered into a Master Services Agreement and certain Statements of Work with IBM, which was subsequently amended, pursuant to which we have outsourced significant portions of our IT and other administrative functions. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics (including the COVID-19 pandemic), and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price.

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

There can be no assurance that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions. If we fail to successfully manage, operate, or integrate any acquired business or if we are unable to efficiently operate as a combined organization, including through the use of common information and communication systems, operating procedures, financial controls, and human resources practices, we could be required to write-down investments and our business, financial condition, and results of operations may be adversely affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements applicable to public companies regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, which we refer to collectively as the DRC, and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. In addition, the European Union, or EU, adopted an EU-wide conflict minerals rule in 2017 with compliance required by 2021 under which most EU importers of tin, tungsten, tantalum, gold, and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules.

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. These laws and regulations include, among others, the EU Restriction on the Use of Certain Hazardous Substances Directive, or RoHS. The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury, and cadmium, in electronic equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, certain exemptions are scheduled to lapse. The lapse of any exemption, further changes to this or other laws, or passage of similar laws in the EU or other jurisdictions, would require us to cease selling non-compliant products and to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us, disrupt our operations or logistics, and result in an adverse impact on our operating results. In addition, in validating the compliance of our products with applicable hazardous materials restrictions, we rely substantially on affirmations by our component suppliers as to the compliance of their products with respect to those same restrictions. Failure by our component suppliers to furnish accurate and timely information could subject us to penalties or liability for violation of such hazardous materials restrictions, interrupt our supply of products to the EU, and result in our customers refusing or being unable to purchase our products. Additionally, the EU and a number of other jurisdictions have adopted regulations requiring producers of electrical and electronic equipment to assume certain responsibilities for collecting, treating, recycling and disposing of products when they have reached the end of their useful life. Finally, the EU REACH regulations regulate the handling of certain chemical substances that may be used in our products.

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

The telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Similarly, while there are currently few laws or regulations that apply directly to access to or commerce on IP networks, future regulations could include Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service providers or cloud provider companies. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. For instance, in December 2017, the U.S. Federal Communications Commission repealed its 2015 regulations governing aspects of fixed broadband networks and wireless networks. This change in regulatory treatment of networks might impact service provider and cloud provider business models and their need for Internet telecommunications equipment and services. At the same time, several states have enacted their own laws and regulations governing certain aspects of fixed and wireless networks in the manner of the 2015 FCC regulations. These laws and regulations enacted by the states are or will be subject to legal challenges from the federal government and/or regulated providers. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

In November 2019, the U.S. Department of Commerce, or Commerce Department, proposed a rule that would subject to government review the acquisition or use of information and communication technology, goods and services from entities owned by, controlled by, or subject to the jurisdiction of a foreign adversary. The proposal would be retroactive and apply to transactions dating back to May 15, 2019. If implemented as proposed, the rule could subject acquisition of components, modules, other parts, and any services to lengthy government review processes. This would introduce significant uncertainty into our supply chain planning as we would not be certain which potential acquisitions the government would permit and which it would reject.

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

In addition, the U.S. and other governments have especially broad sanctions and embargoes prohibiting provision of goods or services to certain countries, territories, and sanctioned governments, legal entities and individuals. Some of these restrictions have been imposed not just to protect national security but also to protect domestic industries and to achieve political aims. For instance, the Commerce Department in 2018 added to its Entity List, a Chinese semiconductor manufacturer on the express basis that it threatens the viability of U.S. competitors; the Entity List traditionally is used to restrict exports to end users that pose a security risk. Particularly far reaching and complex are restrictions imposed by the U.S. and EU on exports to Russia and, in particular, to the disputed region of Crimea. We have implemented systems to detect and prevent sales into these restricted countries or to prohibited entities or individuals, but there can be no assurance that our third party, downstream resellers and distributors will abide by these restrictions or have processes in place to ensure compliance, especially where local government regulation might prohibit adherence to such restrictions.

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

In addition, governments sometimes impose additional taxes on certain imported products. For example, the United States and Chinese governments each have imposed tariffs on certain products originating from the other country. In 2018, the United States imposed tariffs on a large variety of products of China origin, and beginning on September 24, 2018, a large portion of Juniper products manufactured in China became subject to a 10% tariff on importation into the U.S. pursuant to the U.S. government’s List 3 tariff proceeding, which increased to 25% on May 10, 2019. In August 2019, the U.S. President announced that he would impose a 15% tariff on all remaining Chinese imports (List 4 imports) effective September 1, 2019 and several of our products became subject to such tariff. Pursuant to a U.S.-China trade deal signed in mid-January 2020, the List 3 rate will remain at 25% and the List 4 rate decreased to 7.5% on February 14, 2020.

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

For example, the General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the EU laws that previously applied. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Additionally, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020 requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. On June 1, 2020, the California Attorney General’s office submitted the final set of CCPA proposed regulations to the California Office of Administrative Law. On July 1, 2020, the enforcement of the CCPA began.

Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of the CCPA potentially are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As an example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Further, other states have also expanded their data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

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

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries. In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and other business visas. Compliance with new and unexpected United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals. Additionally, pandemics, such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. For example, in response to the COVID-19 pandemic, the United States has recently suspended entry of foreign nationals who have recently been in China, the UK, numerous countries within the European Union, as well as certain other countries, which could impact our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries. In June 2020, the U.S. President suspended the issuance of new U.S. Permanent Residency or “Green Cards” and H-1B, L-1 and other business visas through December 31, 2020. Further, in July 2020, the U.S. President signed an executive order ending Hong Kong’s differential treatment compared to China. Individuals born in Hong Kong will now be charged to the Peoples Republic of China quota for Green Cards instead of to the worldwide quota, which will significantly increase wait times and backlogs for most employment-based category visas, which could impact our ability recruit employees from Hong Kong.

Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets.

As of June 30, 2020, our goodwill was $3,337.1 million, and our purchased intangible assets were $161.3 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or more frequently if certain circumstances change that would more likely than not reduce the fair value of a reporting unit and intangible assets below their carrying values. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable, a charge to operations is recorded. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We have in the past recorded goodwill impairment charges. Declines in our level of revenues or declines in our operating margins, or sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on November 12, 2019, in Altera Corp. v. Commissioner, the Ninth Circuit Court of Appeals denied Altera Corporation’s petition for rehearing en banc of its case, following the Ninth Circuit’s decision against Altera issued on June 7, 2019 (the “2019 Opinion”). The 2019 Opinion required related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. Altera appealed this decision to the U.S. Supreme Court, which on June 22, 2020, declined to review the decision. Following the U.S. Supreme Court’s decision, we expect our effective tax rate and current income tax payable to be higher. For example, in the second quarter of 2020, we recorded a discrete GAAP-only tax expense of approximately $18.2 million to reflect the cumulative tax impact of an increase in U.S. taxable income related to R&D costs with an offshore cost-sharing participant, which were not previously shared. In addition, the Tax Act made significant changes to the taxation of U.S. business entities that may have a meaningful impact to our provision for income taxes. These changes included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act required significant judgments and estimates that are based on current interpretations of the Tax Act. The U.S. Department of the Treasury continues to issue regulations that affect various components of the Act. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Act.

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

•
the impact of the recent COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of manufacturing facilities to protect employees, disruptions to global supply chains and suppliers ability to deliver materials on a timely or cost-effective basis, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns;

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

•	varying and potentially conflicting laws and regulations;

•	political uncertainty, including demonstrations, that could have an impact on product delivery from and into the China region;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	executive orders and changes in law and interpretation of laws;

•	tax policies that could have a business impact;

•	import tariffs imposed by the United States and reciprocal tariffs imposed by foreign countries;

•	data privacy rules and other regulations that affect cross border data flow; and

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

Many of the products that we have manufactured in China are transported by air cargo from Hong Kong. Hong Kong has experienced political demonstrations that previously resulted in cancellations or delays in flights in and out of China. Such demonstrations could result in us experiencing delays in product deliveries from China or require us to change our shipping practices, which could adversely impact our business. Further, in July 2020, the U.S. President signed into law an executive order that ends Hong Kong’s differential treatment compared to the Peoples Republic of China. We are still evaluating the impact of the executive order on our Hong Kong operations, which serves as a logistics hub for many of our APAC operations. While the executive order is not expected to result in any of our existing products being subject to additional tariffs as none of our products are currently manufactured in Hong Kong, it could impact the ability of our employees in Hong Kong as well as in our other APAC offices to access our networks.

Also, the spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. For example, we continued to experience supply constraints during the second quarter of fiscal 2020 due to the effects of the COVID-19 pandemic. We experienced supply constraints due to both constrained manufacturing capacity, particularly in China and Malaysia, as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize additional revenue in the second quarter. By way of further example, while the Chinese government has lifted certain restrictions on movement of people and goods to limit the spread of COVID-19, it is continuing to take control measures and recently imposed certain restrictions to limit the spread of COVID-19 in Beijing. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of our products or components made by our suppliers due to an extended closure of our supplier's plants as a result of efforts to limit the spread of COVID-19 in China, India, Malaysia, and Mexico, or other countries where our suppliers operate could adversely impact our business. In addition, many airlines have canceled flights to and from China, affecting the ability to obtain components needed for manufacturing elsewhere. Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs and will restrict our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries.

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

As of June 30, 2020, we had $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as the Notes. In April 2019, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, which we refer to as the Revolving Credit Facility, with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The credit agreement will terminate in April 2024, at which point all amounts borrowed must be repaid (subject to a one-year maturity extension option). As of June 30, 2020, no amounts were outstanding under the Revolving Credit Facility.

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

On June 30, 2020, we had $1,460.3 million in cash and cash equivalents and $1,110.0 million in short-and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have $191.5 million in other long-term assets for our investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value related to creditworthiness of our publicly traded debt investments is judged to be material. In addition, should financial market conditions worsen in the future, including from the impact of the COVID-19 pandemic, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.

Certain of our financial obligations and instruments, including our credit facility, accounts receivable finance programs, and floating rate notes that we have invested in, as well as interest rate derivatives that we use as fair value and cash flow hedges , are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. There is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. The potential consequences of these actions cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2020, there were no share repurchases under our Board approved 2018 Stock Repurchase Program, which authorized us to purchase an aggregate of up to $3.0 billion of our common stock. Future share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements, including Rule 10b-18 promulgated under the Exchange Act. This program may be discontinued at any time. As of June 30, 2020, there was approximately $1.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended and restated as of May 14, 2020*

10.2	Amendment No.2 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
+Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

August 4, 2020	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)