Form 10-Q
period 2020-09-30
JUNIPER NETWORKS INC
filed 2020-11-02
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 329,736,374 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 28, 2020.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Product	$733.7	$743.2	$2,034.8	$2,075.8
Service	404.5	389.9	1,187.7	1,161.5
Total net revenues	1,138.2	1,133.1	3,222.5	3,237.3
Cost of revenues:
Product	327.7	304.0	918.4	888.3
Service	152.7	150.7	447.4	451.5
Total cost of revenues	480.4	454.7	1,365.8	1,339.8
Gross margin	657.8	678.4	1,856.7	1,897.5
Operating expenses:
Research and development	242.4	244.5	715.9	716.1
Sales and marketing	229.3	235.3	692.7	692.8
General and administrative	59.8	61.2	178.2	189.4
Restructuring charges (benefits)	1.2	(1.1)	14.9	35.6
Total operating expenses	532.7	539.9	1,601.7	1,633.9
Operating income	125.1	138.5	255.0	263.6
Other expense, net	(13.5)	(20.4)	(29.0)	(23.2)
Income before income taxes	111.6	118.1	226.0	240.4
Income tax (benefit) provision	(33.8)	18.8	(1.0)	63.8
Net income	$145.4	$99.3	$227.0	$176.6

Net income per share:
Basic	$0.44	$0.29	$0.69	$0.51
Diluted	$0.43	$0.29	$0.68	$0.50
Weighted-average shares used to compute net income per share:
Basic	330.9	342.2	330.9	345.5
Diluted	334.5	345.5	335.2	350.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$145.4	$99.3	$227.0	$176.6
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Change in net unrealized gains, net of tax benefit of $0.1and $2.0 during the three and nine months ended September 30, 2020, respectively, and tax provision of zero and $(0.8) for the comparable periods in 2019, respectively	0.5	—	6.2	3.8
Net realized gains and losses reclassified into net income, net of tax	(0.8)	(0.1)	(0.5)	(0.1)
Net change on available-for-sale debt securities, net of tax	(0.3)	(0.1)	5.7	3.7
Cash flow hedges:
Change in net unrealized gains and (losses), net of tax provision of $(5.5) and $(3.1) during the three and nine months ended September 30, 2020, respectively, and tax provision of $(0.2) and $(1.3) for the comparable periods in 2019, respectively	29.8	(12.6)	21.0	(12.3)
Net realized losses reclassified into net income, net of tax benefit of $0.4 and $1.3 during the three and nine months ended September 30, 2020, respectively, and tax provision of $(0.7) and $(1.5) for the comparable periods in 2019, respectively	1.0	1.5	8.5	3.0
Net change on cash flow hedges, net of tax	30.8	(11.1)	29.5	(9.3)
Change in foreign currency translation adjustments	7.6	(4.3)	(1.5)	(3.0)
Other comprehensive income (loss), net of tax	38.1	(15.5)	33.7	(8.6)
Comprehensive income	$183.5	$83.8	$260.7	$168.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,341.5	$1,215.8
Short-term investments	499.3	738.0
Accounts receivable, net of allowances	754.0	879.7
Prepaid expenses and other current assets	443.7	376.3
Total current assets	3,038.5	3,209.8
Property and equipment, net	768.6	830.9
Operating lease assets	172.7	169.7
Long-term investments	720.4	589.8
Purchased intangible assets, net	151.9	185.8
Goodwill	3,337.1	3,337.1
Other long-term assets	505.5	514.6
Total assets	$8,694.7	$8,837.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269.6	$219.5
Accrued compensation	197.0	229.0
Deferred revenue	750.2	812.9
Other accrued liabilities	284.8	282.5
Total current liabilities	1,501.6	1,543.9
Long-term debt	1,714.1	1,683.9
Long-term deferred revenue	383.8	410.5
Long-term income taxes payable	308.6	372.6
Long-term operating lease liabilities	159.2	158.1
Other long-term liabilities	66.6	58.1
Total liabilities	4,133.9	4,227.1
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 329.3 shares and 335.9 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	7,214.8	7,370.5
Accumulated other comprehensive income (loss)	15.2	(18.5)
Accumulated deficit	(2,669.2)	(2,741.4)
Total stockholders' equity	4,560.8	4,610.6
Total liabilities and stockholders' equity	$8,694.7	$8,837.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$227.0	$176.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	138.7	147.1
Depreciation, amortization, and accretion	158.0	155.5
Operating lease assets expense	31.5	32.0
Loss on extinguishment of debt	—	15.3
Other	2.6	3.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	126.1	125.2
Prepaid expenses and other assets	(43.8)	(33.8)
Accounts payable	50.2	19.1
Accrued compensation	(31.6)	(45.4)
Income taxes payable	(60.1)	(8.7)
Other accrued liabilities	(23.8)	(49.5)
Deferred revenue	(88.6)	(103.8)
Net cash provided by operating activities	486.2	433.2
Cash flows from investing activities:
Purchases of property and equipment	(67.9)	(83.5)
Purchases of available-for-sale debt securities	(831.9)	(2,789.6)
Proceeds from sales of available-for-sale debt securities	198.7	1,035.0
Proceeds from maturities and redemptions of available-for-sale debt securities	746.6	1,410.1
Purchases of equity securities	(9.4)	(10.2)
Proceeds from sales of equity securities	4.6	5.0
Proceeds from Pulse note receivable	50.0	—
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(270.9)
Other	(4.7)	—
Net cash provided by (used in) investing activities	86.0	(704.1)
Cash flows from financing activities:
Repurchase and retirement of common stock	(305.7)	(354.9)
Proceeds from issuance of common stock	54.5	55.4
Payment of dividends	(198.0)	(196.4)
Payment of debt	—	(950.0)
Issuance of debt, net	—	495.2
Payment for debt extinguishment costs	—	(14.6)
Other	4.8	—
Net cash used in financing activities	(444.4)	(965.3)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(2.5)	(3.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	125.3	(1,239.8)
Cash, cash equivalents, and restricted cash at beginning of period	1,276.5	2,505.8
Cash, cash equivalents, and restricted cash at end of period	$1,401.8	$1,266.0
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3
Net income	—	—	—	145.4	145.4
Other comprehensive income, net	—	—	38.1	—	38.1
Issuance of common stock	1.8	26.9	—	—	26.9
Repurchase and retirement of common stock	(4.2)	(54.3)	—	(46.1)	(100.4)
Share-based compensation expense	—	52.7	—	—	52.7
Payments of cash dividends ($0.20 per share of common stock)	—	(66.2)	—	—	(66.2)
Balance at September 30, 2020	329.3	$7,214.8	$15.2	$(2,669.2)	$4,560.8

	Three Months Ended September 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2019	344.5	$7,491.2	$(11.3)	$(2,888.7)	$4,591.2
Net income	—	—	—	99.3	99.3
Other comprehensive loss, net	—	—	(15.5)	—	(15.5)
Issuance of common stock	1.7	25.7	—	—	25.7
Repurchase and retirement of common stock	(5.2)	(67.8)	—	(43.3)	(111.1)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	60.0	—	—	60.0
Share-based compensation expense	—	57.5	—	—	57.5
Payments of cash dividends ($0.19 per share of common stock)	—	(64.7)	—	—	(64.7)
Balance at September 30, 2019	341.0	$7,501.9	$(26.8)	$(2,832.7)	$4,642.4

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	227.0	227.0
Other comprehensive income, net	—	—	33.7	—	33.7
Issuance of common stock	8.2	54.5	—	—	54.5
Repurchase and retirement of common stock	(14.8)	(190.9)	—	(154.8)	(345.7)
Purchase of forward contract under ASR	—	40.0	—	—	40.0
Share-based compensation expense	—	138.7	—	—	138.7
Payments of cash dividends ($0.60 per share of common stock)	—	(198.0)	—	—	(198.0)
Balance at September 30, 2020	329.3	$7,214.8	$15.2	$(2,669.2)	$4,560.8

	Nine Months Ended September 30, 2019
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	176.6	176.6
Other comprehensive loss, net	—	—	(8.6)	—	(8.6)
Issuance of common stock	8.5	55.4	—	—	55.4
Repurchase and retirement of common stock	(13.9)	(181.7)	—	(173.2)	(354.9)
Common stock assumed upon business combination	—	4.7	—	—	4.7
Share-based compensation expense	—	147.1	—	—	147.1
Payments of cash dividends ($0.57 per share of common stock)	—	(196.4)	—	—	(196.4)
Cumulative adjustment upon adoption of Accounting Standards Update ("ASU") 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at September 30, 2019	341.0	$7,501.9	$(26.8)	$(2,832.7)	$4,642.4

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future period.

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

The Company records changes in fair value of interest rate locks in accumulated other comprehensive income (loss) in the consolidated balance sheets, in the period of change. When the forecasted transaction occurs, the Company will start to amortize the accumulated gain or losses included as a component of other comprehensive income (loss) related to the interest rate lock cash flow hedges to interest expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) will be reclassified to other income and expense within the income statement.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued ASU No. 2019-12 (Topic 740) Income Taxes — Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects related to accounting for income taxes. This ASU is to be applied on a prospective basis with the exception of certain amendments that are to be applied on either a retrospective or modified retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2020. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2020 and December 31, 2019 (in millions):

	As of September 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$74.0	$0.3	$—	$74.3	$81.3	$0.1	$—	$81.4
Certificates of deposit	31.8	—	—	31.8	38.6	—	—	38.6
Commercial paper	87.1	—	—	87.1	168.2	—	—	168.2
Corporate debt securities	672.8	6.4	(0.2)	679.0	604.9	0.7	(0.1)	605.5
Foreign government debt securities	8.0	—	—	8.0	11.4	—	—	11.4
Time deposits	223.6	—	—	223.6	226.3	—	—	226.3
U.S. government agency securities	58.3	0.2	—	58.5	89.0	—	—	89.0
U.S. government securities	407.1	1.7	—	408.8	394.3	0.3	(0.1)	394.5
Total fixed income securities	1,562.7	8.6	(0.2)	1,571.1	1,614.0	1.1	(0.2)	1,614.9
Privately-held debt and redeemable preferred stock securities	19.3	37.4	—	56.7	19.1	37.4	—	56.5
Total available-for-sale debt securities	$1,582.0	$46.0	$(0.2)	$1,627.8	$1,633.1	$38.5	$(0.2)	$1,671.4

Reported as:
Cash equivalents	$356.2	$—	$—	$356.2	$290.9	$—	$—	$290.9
Short-term investments	492.8	1.7	—	494.5	733.7	0.5	—	734.2
Long-term investments	713.7	6.9	(0.2)	720.4	589.4	0.6	(0.2)	589.8
Other long-term assets	19.3	37.4	—	56.7	19.1	37.4	—	56.5
Total	$1,582.0	$46.0	$(0.2)	$1,627.8	$1,633.1	$38.5	$(0.2)	$1,671.4

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$849.0	$850.7
Due between one and five years	713.7	720.4
Total	$1,562.7	$1,571.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following tables present the Company's total fixed income securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019 (in millions):

	As of September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$10.3	$—	$—	$—	$10.3	$—
Corporate debt securities	105.2	(0.2)	—	—	105.2	(0.2)
Foreign government debt securities	8.0	—	—	—	8.0	—
U.S. government securities	13.4	—	—	—	13.4	—
Total fixed income securities	$136.9	$(0.2)	$—	$—	$136.9	$(0.2)

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$21.6	$—	$5.2	$—	$26.8	$—
Corporate debt securities	142.6	(0.1)	2.1	—	144.7	(0.1)
Foreign government debt securities	4.0	—	4.0	—	8.0	—
U.S. government agency securities	20.0	—	—	—	20.0	—
U.S. government securities	71.6	(0.1)	—	—	71.6	(0.1)
Total fixed income securities	$259.8	$(0.2)	$11.3	$—	$271.1	$(0.2)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company periodically assesses performance indicators of the investment by evaluating various factors such as (i) changes in the credit ratings and (ii) review of the issuer. As of September 30, 2020, the Company had 97 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and nine months ended September 30, 2020 and September 30, 2019.

During the three and nine months ended September 30, 2020 and September 30, 2019, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30, 2020	December 31, 2019
Equity investments with readily determinable fair value
Money market funds	$580.4	$446.4
Mutual funds	27.1	26.8
Publicly-traded equity securities	4.8	3.8
Equity investments without readily determinable fair value	140.0	133.3
Total equity securities	$752.3	$610.3

Reported as:
Cash equivalents	$576.4	$442.3
Short-term investments	4.8	3.8
Prepaid expenses and other current assets	7.2	4.1
Other long-term assets	163.9	160.1
Total	$752.3	$610.3

For the three and nine months ended September 30, 2020 and September 30, 2019, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2019; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of September 30, 2020, the carrying value of restricted cash and investments was $91.4 million, of which $67.4 million was included in prepaid expenses and other current assets, and $24.0 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,341.5	$1,215.8
Restricted cash included in Prepaid expenses and other current assets	60.3	60.7
Total cash, cash equivalents, and restricted cash	$1,401.8	$1,276.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2020				Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$74.3	$—	$74.3	$—	$81.4	$—	$81.4
Certificates of deposit	—	31.8	—	31.8	—	38.6	—	38.6
Commercial paper	—	87.1	—	87.1	—	168.2	—	168.2
Corporate debt securities	—	679.0	—	679.0	—	605.5	—	605.5
Foreign government debt securities	—	8.0	—	8.0	—	11.4	—	11.4
Time deposits	—	223.6	—	223.6	—	226.3	—	226.3
U.S. government agency securities	—	58.5	—	58.5	—	89.0	—	89.0
U.S. government securities	214.2	194.6	—	408.8	318.9	75.6	—	394.5
Privately-held debt and redeemable preferred stock securities	—	—	56.7	56.7	—	—	56.5	56.5
Total available-for-sale debt securities	214.2	1,356.9	56.7	1,627.8	318.9	1,296.0	56.5	1,671.4
Equity securities:
Money market funds	580.4	—	—	580.4	446.4	—	—	446.4
Mutual funds	27.1	—	—	27.1	26.8	—	—	26.8
Publicly-traded equity securities	4.8	—	—	4.8	3.8	—	—	3.8
Total equity securities	612.3	—	—	612.3	477.0	—	—	477.0
Derivative assets:
Foreign exchange contracts	—	20.9	—	20.9	—	2.5	—	2.5
Interest rate contracts	—	36.8	—	36.8	—	—	—	—
Total derivative assets	—	57.7	—	57.7	—	2.5	—	2.5
Total assets measured at fair value on a recurring basis	$826.5	$1,414.6	$56.7	$2,297.8	$795.9	$1,298.5	$56.5	$2,150.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(2.2)	$—	$(2.2)	$—	$(6.8)	$—	$(6.8)
Interest rate contracts	—	—	—	—	—	(3.1)	—	(3.1)
Total derivative liabilities	—	(2.2)	—	(2.2)	—	(9.9)	—	(9.9)
Total liabilities measured at fair value on a recurring basis	$—	$(2.2)	$—	$(2.2)	$—	$(9.9)	$—	$(9.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2020				Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$576.4	$356.2	$—	$932.6	$442.3	$290.9	$—	$733.2
Short-term investments	117.2	382.1	—	499.3	188.8	549.2	—	738.0
Long-term investments	101.8	618.6	—	720.4	133.9	455.9	—	589.8
Prepaid expenses and other current assets	7.2	12.2	—	19.4	4.1	2.5	—	6.6
Other long-term assets	23.9	45.5	56.7	126.1	26.8	—	56.5	83.3
Total assets measured at fair value	$826.5	$1,414.6	$56.7	$2,297.8	$795.9	$1,298.5	$56.5	$2,150.9

Total liabilities, reported as:
Other accrued liabilities	$—	$(2.0)	$—	$(2.0)	$—	$(6.8)	$—	$(6.8)
Other long-term liabilities	—	(0.2)	—	(0.2)	—	(3.1)	—	(3.1)
Total liabilities measured at fair value on a recurring basis	$—	$(2.2)	$—	$(2.2)	$—	$(9.9)	$—	$(9.9)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and nine months ended September 30, 2020, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and nine months ended September 30, 2020, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e. when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of September 30, 2020, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,984.0 million and $1,852.1 million, respectively, based on observable market inputs (Level 2). The carrying value of a contract manufacturer deposit of $58.3 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of September 30, 2020. See Note 5, Other Financial Information, for further information on the contract manufacturer deposit.

In July 2020, the Company received payment against the promissory note receivable, with a maturity date of September 30, 2022, in connection with the previously completed sale of Junos Pulse. The borrower exercised its prepayment option and paid the outstanding principal of $50.0 million along with the accumulated interest of $37.7 million, aggregating to $87.7 million, in full.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	September 30, 2020	December 31, 2019
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$711.7	$484.0
Interest rate lock contracts	650.0	—
Fair value hedges:
Interest rate swap contracts	300.0	300.0
Total designated derivatives	1,661.7	784.0

Non-designated derivatives	163.3	162.9
Total	$1,825.0	$946.9

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$12.1	$2.2
Foreign currency contracts	Other long-term assets	8.7	0.3
Interest rate lock contracts	Other long-term assets	10.9	—
Interest rate swap contracts	Other long-term assets	25.9	—
Total derivatives designated as hedging instruments		$57.6	$2.5
Derivatives not designated as hedging instruments	Other current assets	0.1	—
Total derivative assets		$57.7	$2.5
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1.8	$6.6
Foreign currency contracts	Other long-term liabilities	0.2	—
Interest rate swap contracts	Other long-term liabilities	—	3.1
Total derivatives designated as hedging instruments		$2.0	$9.7
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$2.2	$9.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuance for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within 5 years.

In 2019, the Company entered into interest rate swaps with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. These swaps convert the fixed interest rates of the notes to floating interest rates based on the LIBOR. Most of the interest rate swaps will expire within nine years or less.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $35.3 million and $24.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2020, respectively. The Company recognized an unrealized loss of $12.4 million and $11.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2019, respectively.

For foreign currency forward contracts, the Company reclassified a loss of $1.4 million and $9.8 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020, respectively, and a loss of $0.8 million and $1.5 million for the comparable periods ended September 30, 2019, respectively. As of September 30, 2020, an estimated $10.2 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and nine months ended September 30, 2020 and September 30, 2019.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2020	December 31, 2019
Production and service materials	$144.6	$69.0
Finished goods	31.2	25.2
Inventory	$175.8	$94.2

Reported as:
Prepaid expenses and other current assets	$166.4	$90.6
Other long-term assets	9.4	3.6
Total	$175.8	$94.2

Deposit

The Company has a non-interest bearing deposit balance of $58.3 million, net of an unamortized discount balance of $3.0 million, to a contract manufacturer. The discount is calculated based on an imputed interest rate of 5.0% at September 30, 2020. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is classified as other long-term assets on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the nine months ended September 30, 2020 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2019	$31.4
Provisions made during the period	28.1
Actual costs incurred during the period	(28.9)
Balance as of September 30, 2020	$30.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2020	December 31, 2019
Deferred product revenue:
Undelivered product commitments and other product deferrals	$109.8	$141.7
Deferred gross product revenue	109.8	141.7
Deferred cost of product revenue	(10.5)	(9.1)
Deferred product revenue, net	99.3	132.6
Deferred service revenue	1,034.7	1,090.8
Total	$1,134.0	$1,223.4
Reported as:
Current	$750.2	$812.9
Long-term	383.8	410.5
Total	$1,134.0	$1,223.4

Revenue

See Note 10, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $13.3 million and $61.7 million included in deferred revenue at January 1, 2020 was recognized during the three and nine months ended September 30, 2020, respectively. Service revenue of $149.6 million and $622.6 million included in deferred revenue at January 1, 2020 was recognized during the three and nine months ended September 30, 2020, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 30, 2020 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$109.8	$90.4	$17.3	$2.1
Service(*)	1,049.0	677.5	308.2	63.3
Total	$1,158.8	$767.9	$325.5	$65.4
________________________________
(*)     Represents unearned service revenue allocated to the performance obligations not delivered or partially delivered as of September 30, 2020. The unearned service revenue is comprised of deferred revenue and non-cancellable contract revenue for which we have not invoiced.

Deferred Commissions

Deferred commissions were $26.2 million as of September 30, 2020. For the three and nine months ended September 30, 2020, amortization expense for the deferred commissions was $35.1 million and $92.7 million, respectively, and there were no impairment charges recognized.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$6.1	$19.7	$30.4	$63.0
Interest expense	(19.1)	(22.1)	(58.5)	(68.3)
Loss on extinguishment of debt	—	(15.3)	—	(15.3)
Gain (loss) on investments, net	2.0	(3.4)	2.7	(4.6)
Other	(2.5)	0.7	(3.6)	2.0
Other expense, net	$(13.5)	$(20.4)	$(29.0)	$(23.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

During the first quarter of 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, enhance productivity and cost efficiencies, and enable reinvestment in certain key priority areas. In connection with the 2020 Restructuring Plan, during the three months ended September 30, 2020, the Company recorded $1.2 million in severance costs; during the nine months ended September 30, 2020, the Company recorded $9.6 million in severance and $5.3 million in impairment charges included in other exit related costs, which were reported as restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2020 and prior year restructuring plan (in millions):

	December 31, 2019	Charges	Cash Payments	Other	September 30, 2020
Severance	$0.7	$9.6	$(7.0)	$—	$3.3
Other	—	5.3	—	(5.3)	—
Total	$0.7	$14.9	$(7.0)	$(5.3)	$3.3

The Company expects to substantially pay the remaining restructuring liabilities by the end of the fourth quarter of 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

	As of September 30, 2020
	Issuance date	Maturity Date	Amount	Effective Interest Rates
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2014	March 2024	$350.0	4.63%
4.500% fixed-rate notes ("2024 Notes")	February 2016	March 2024	150.0	4.87%
4.350% fixed-rate notes ("2025 Notes")	March 2015	June 2025	300.0	4.47%
3.750% fixed-rate notes ("2029 Notes")	August 2019	August 2029	500.0	3.86%
5.950% fixed-rate notes ("2041 Notes")	March 2011	March 2041	400.0	6.03%
Total Notes			1,700.0
Unaccreted discount and debt issuance costs			(11.8)
Hedge accounting fair value adjustments(*)			25.9
Total			$1,714.1
________________________________
(*)     Represents the fair value adjustments for interest rate swaps with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. See Note 4, Derivative Instruments, for a discussion of the Company's interest rate swaps.

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

As of September 30, 2020, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024, subject to a one-year maturity extension option. As of September 30, 2020, the Company was in compliance with all covenants and no amounts were outstanding under our credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid, stock repurchases, and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends
Per share	$0.20	$0.19	$0.60	$0.57
Amount	$66.2	$64.7	$197.9	$196.4

Repurchased under the 2018 Stock Repurchase Program
Shares	4.2	5.1	14.5	13.7
Average price per share(*)	$23.93	$24.90	$23.86	$25.45
Amount	$100.0	$50.0	$300.0	$350.0
________________________________
(*)    During the three months ended September 30, 2020, the $23.93 average price per share includes $100.0 million in open market purchases. During the nine months ended September 30, 2020, the $23.86 average price per share includes $300.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019. During the three and nine months ended September 30, 2019, the $24.90 and $25.45 average price per share includes the forward contract of $60.0 million under the ASR, which was initiated and settled during the second and the third quarter of 2019, respectively.

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2020, the Company declared a quarterly cash dividend of $0.20 per share of common stock on January 27, 2020, April 28, 2020 and July 28, 2020, respectively, which was paid on March 23, 2020, June 22, 2020 and September 22, 2020, respectively, to stockholders of record on March 2, 2020, June 1, 2020 and September 1, 2020, respectively. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2020.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"), which replaced our prior authorization. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

In October 2019, the Company entered into an ASR, to repurchase an aggregate of $200.0 million of the Company’s outstanding common stock. During the three months ended December 31, 2019, the Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company’s common stock for an aggregate price of $160.0 million, based on the market price of $25.15 per share of the Company’s common stock on the date of the transaction. During the three months ended March 31, 2020, the ASR was completed, and an additional 1.8 million shares were received for a total repurchase of 8.2 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the nine months ended September 30, 2020, the Company repurchased 14.5 million shares of its common stock in the open market for an aggregate purchase price of $300.0 million at an average price of $23.86 per share, under the 2018 Stock Repurchase Program.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2020, there was approximately $1.4 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's 2018 Stock Repurchase Program may be discontinued at any time.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three and nine months ended September 30, 2020 and September 30, 2019.

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the nine months ended September 30, 2020 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2019	$29.7	$(4.3)	$(43.9)	$(18.5)
Other comprehensive loss before reclassifications	6.2	21.0	(1.5)	25.7
Amount reclassified from accumulated other comprehensive loss	(0.5)	8.5	—	8.0
Other comprehensive loss, net	5.7	29.5	(1.5)	33.7
Balance as of September 30, 2020	$35.4	$25.2	$(45.4)	$15.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of September 30, 2020, 12.4 million and 11.5 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activity and related information as of and for the nine months ended September 30, 2020 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	17.5	$25.30
Granted(*)	7.4	22.32
Vested	(5.9)	25.95
Canceled	(2.0)	25.22
Balance as of September 30, 2020	17.0	$23.79	1.2	$364.9
________________________________
(*)    Includes 6.2 million service-based, 0.8 million performance-based, and 0.4 million market-based RSUs and PSAs, as applicable. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares purchased	1.3	1.2	2.7	2.4
Average exercise price per share	$19.68	$22.03	$19.59	$22.04

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues - Product	$1.4	$0.8	$3.9	$4.3
Cost of revenues - Service	4.0	4.1	11.6	13.0
Research and development	22.9	29.6	57.1	68.0
Sales and marketing	16.4	15.5	43.4	40.0
General and administrative	8.0	7.5	22.7	21.8
Total	$52.7	$57.5	$138.7	$147.1

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$1.5	$2.3	$5.2	$5.6
RSUs, RSAs, and PSAs	45.8	50.9	118.0	127.7
ESPP	5.4	4.3	15.5	13.8
Total	$52.7	$57.5	$138.7	$147.1
As of September 30, 2020, the total unrecognized compensation cost related to unvested share-based awards was $288.4 million to be recognized over a weighted-average period of 1.68 years.

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Routing	$432.0	$407.5	$1,149.7	$1,199.1
Switching	229.0	241.6	657.6	633.6
Security	72.7	94.1	227.5	243.1
Total product	733.7	743.2	2,034.8	2,075.8
Total service	404.5	389.9	1,187.7	1,161.5
Total	$1,138.2	$1,133.1	$3,222.5	$3,237.3

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cloud	$253.1	$271.9	$800.5	$780.0
Service Provider	475.1	452.5	1,286.8	1,335.3
Enterprise	410.0	408.7	1,135.2	1,122.0
Total	$1,138.2	$1,133.1	$3,222.5	$3,237.3

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas:
United States	$575.0	$599.4	$1,651.7	$1,677.2
Other	49.3	49.4	160.9	164.0
Total Americas	624.3	648.8	1,812.6	1,841.2
Europe, Middle East, and Africa	321.1	301.5	870.2	879.6
Asia Pacific	192.8	182.8	539.7	516.5
Total	$1,138.2	$1,133.1	$3,222.5	$3,237.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$111.6	$118.1	$226.0	$240.4
Income tax (benefit) provision	$(33.8)	$18.8	$(1.0)	$63.8
Effective tax rate	(30.3)%	15.9%	(0.4)%	26.5%

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

In the third quarter of 2020, the Company received final orders from the U.S. and India Competent Authorities, which resolved the Company’s dispute with the India Tax Authorities for the 2010 through 2012 income tax years. The Company also remeasured certain previously unrecognized tax benefits for all open years resulting in a total release of $54.5 million, including $18.4 million of interest and penalties.

The Company’s effective tax rate for the nine months ended September 30, 2020 reflects the cumulative recognition of previously unrecognized tax benefits for transfer pricing of $54.5 million referenced above.

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

The Company's effective tax rate for the nine months ended September 30, 2019 reflected the recognition of previously unrecognized tax benefits, due to a lapse in statutes of limitation.

As of September 30, 2020, the total amount of gross unrecognized tax benefits was $112.2 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $11.6 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$145.4	$99.3	$227.0	$176.6
Denominator:
Weighted-average shares used to compute basic net income per share	330.9	342.2	330.9	345.5
Dilutive effect of employee stock awards	3.6	3.3	4.3	4.6
Weighted-average shares used to compute diluted net income per share	334.5	345.5	335.2	350.1
Net income per share
Basic	$0.44	$0.29	$0.69	$0.51
Diluted	$0.43	$0.29	$0.68	$0.50

Anti-dilutive shares	3.4	2.8	5.5	2.7

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

Unconditional Purchase Obligations

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. During the second quarter of 2020, the Company amended its existing Master Services Agreement and certain Statements of Work (collectively, the "Agreement") with International Business Machines Corporation ("IBM") related to IT outsourcing services, resulting in a $79.4 million reduction in fees payable to IBM over the remaining initial term of the Agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $1,402.5 million as of September 30, 2020.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2020, the Company had accrued $18.5 million based on its estimate of such charges.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

128 Technology Acquisition

In October 2020, the Company announced and entered into a definitive agreement to acquire 128 Technology for approximately $450.0 million, subject to customary adjustments, cash and the assumption of outstanding equity awards. We expect that the acquisition will enhance Juniper's AI-driven enterprise network portfolio by uniting 128 Technology’s session-smart networking with Juniper's campus and branch solutions driven by Mist AI. The acquisition is expected to close in the fourth quarter of 2020, subject to regulatory approvals and other customary closing conditions.

Netrounds Acquisition

On October 26, 2020, the Company completed the acquisition of Netrounds, a company that provides a programmable, software-based active test and service assurance platform suitable for fixed and mobile networks, for approximately $35.0 million in cash, subject to adjustments for cash on hand, indebtedness, and certain other closing adjustments. Netrounds will enhance Juniper’s automated WAN solutions by further simplifying operations for service providers and ensuring positive end-user experiences.

Dividend Declaration

On October 27, 2020, the Company announced that the Board declared a cash dividend of $0.20 per share of common stock to be paid on December 22, 2020 to stockholders of record as of the close of business on December 1, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” "Juniper," or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and the U.S. election and any worsening of the global business and economic environment as a result of the pandemic or the U.S. election. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our acquisition of Mist Systems, or Mist, in 2019 accelerated our ability to execute in cloud-managed, artificial intelligence, or AI-enabled enterprise networking operations through a combination of cloud-based intelligence, enterprise-grade access points, and EX series switches. Machine learning technology simplifies wireless and wired operations, and delivers a more agile cloud services platform.

In 2020, we continued to execute on our product and solutions strategy and announced Mist Premium Analytics, a service that offers enterprises a comprehensive network visibility and business insights platform to support the increasing demands of digital transformation projects. We also expanded on our connected security portfolio by offering encrypted traffic analysis for Juniper Advanced Threat Prevention Cloud and SRX Series firewalls, as well as the integration of security intelligence, or SecIntel, to the Mist platform for wireless access. With these additions to our connected security solution portfolio, we deliver a comprehensive offering to secure traffic within an organization, whether encrypted or unencrypted, throughout parts of the network, whether access, campus, wide area network ("WAN") or data center. We released our 36 port, 400 Gigabit Ethernet line card that provides 14.4-Tbps, which is based on the scalable custom Juniper Triton silicon, that helps provide programmability, scalability, automation, and pervasive security in a single, cost-optimized router.

During the third quarter of 2020, COVID-19 pandemic- related supply constraints continued to negatively impact our financial results; however, we experienced strong demand for our products and services, especially in the Service Provider vertical. We remain confident in our strategy and we are executing against our innovation roadmap, as each of our industry verticals transitions to cloud architectures. We focus on compelling and differentiated use cases targeting the AI-Driven Enterprise, Automated WAN Solutions, and Cloud Ready Data Centers. We believe our understanding of high-performance networking technology and cloud architecture positions us to effectively capitalize on the industry transition to more automated, cost-efficient, scalable networks. With our recent acquisition of Netrounds, we are getting closer to realizing our vision of the self-driving network that will empower our customers to transform their networks for the cloud era.

COVID-19 Pandemic Update

The COVID-19 pandemic and the containment measures taken by governments and businesses are expected to continue to have a substantial negative impact on businesses around the world and on global, regional, and national economies. As a result, the pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers to limit the spread of COVID-19. Since March 2020, the majority of our global workforce has been working remotely due to shelter-in-place requirements and travel restrictions. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices and limiting the gathering size of employee groups in indoor spaces.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We have a global supply chain footprint with our primary manufacturing partners located in China, Taiwan, Malaysia, Mexico and the United States. Our component suppliers are more geographically distributed with vendors from many countries throughout the world. During the three quarters of 2020, the supply constraints we experienced were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue and decreased our gross margins.

Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products in the third quarter. However, we have seen improvements in our manufacturing capacity during the third quarter of 2020. We also believe that we have a robust and fairly flexible supply chain. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The pandemic has not had a substantial net impact to our consolidated operating results or our liquidity position so far in 2020. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong credit ratings. To date in 2020, we have not observed any material impairments of our assets or a significant change in the fair value of assets due to the pandemic.

We entered the fourth quarter with healthy backlog in our Cloud and Service Provider verticals. We intend to continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. We may continue to experience constrained supply and increased logistics costs and could experience curtailed customer demand, any of which could adversely impact our business, results of operations and overall financial performance in future periods.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenues	$1,138.2	$1,133.1	$5.1	—%	$3,222.5	$3,237.3	$(14.8)	—%
Gross margin	$657.8	$678.4	$(20.6)	(3)%	$1,856.7	$1,897.5	$(40.8)	(2)%
Percentage of net revenues	57.8%	59.9%			57.6%	58.6%
Operating income	$125.1	$138.5	$(13.4)	(10)%	$255.0	$263.6	$(8.6)	(3)%
Percentage of net revenues	11.0%	12.2%			7.9%	8.1%
Net income	$145.4	$99.3	$46.1	46%	$227.0	$176.6	$50.4	29%
Percentage of net revenues	12.8%	8.8%			7.0%	5.5%
Net income per share:
Basic	$0.44	$0.29	$0.15	52%	$0.69	$0.51	$0.18	35%
Diluted	$0.43	$0.29	$0.14	48%	$0.68	$0.50	$0.18	36%

Operating cash flows					$486.2	$433.2	$53.0	12%
Stock repurchase plan activity	$100.0	$50.0	$50.0	100%	$300.0	$350.0	$(50.0)	(14)%
Cash dividends declared per common stock	$0.20	$0.19	$0.01	5%	$0.60	$0.57	$0.03	5%
DSO	60	51	9	18%

					As of
					September 30, 2020	December 31, 2019	$ Change	% Change
Deferred revenue					$1,134.0	$1,223.4	$(89.4)	(7)%
Product deferred revenue					$99.3	$132.6	$(33.3)	(25)%
Service deferred revenue					$1,034.7	$1,090.8	$(56.1)	(5)%

•Net Revenues: Net revenues increased during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to the Service Provider vertical, partially offset by decline in the Cloud vertical. The growth in the Service Provider vertical was primarily driven by routing and switching, and the decline in the Cloud vertical was primarily driven by switching. Net revenues decreased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the Service Provider vertical, offset by growth in Cloud and Enterprise. We believe the decline in the Service Provider vertical was partially due to the COVID-19 related supply constraints. The growth in our Cloud vertical was primarily driven by routing; the growth in our Enterprise vertical was primarily due to Switching. Service net revenues increased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to strong sales of support contracts and software subscriptions.

Of our top ten customers for the third quarter of 2020, four were in Cloud, five were in Service Provider, and one was in Enterprise. Of these customers, three were located outside of the U.S.

•Gross Margin: The gross margin as a percentage of net revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and product mix, partially offset by higher service revenues.

•Operating Margin: The operating income as a percentage of net revenues decreased primarily due to the drivers described in the gross margin discussion above and higher personnel-related expenses driven by an increase in headcount, partially offset by lower travel costs due to the COVID-19 pandemic.

•Operating Cash Flows: Net cash provided by operations increased primarily due to lower payments for taxes and timing differences in working capital related to suppliers.

•Capital Return: We continue to return capital to our stockholders. During the fourth quarter of 2019, we entered into an accelerated share repurchase program (the "ASR"), to repurchase an aggregate of $200.0 million in shares. Under the ASR, we made an up-front payment of $200.0 million and received and retired 6.4 million shares of our common stock during the fourth quarter of 2019. During the first quarter of 2020, the ASR was completed, and we received and retired an additional 1.8 million shares for a total repurchase of 8.2 million shares of our common stock. During the first three quarters of 2020, we also repurchased 14.5 million shares of our common stock in the open market at an average price of $23.86 per share for an aggregate purchase price of $300.0 million. During the three and nine months ended September 30, 2020, we paid quarterly dividends of $0.20 per share, for an aggregate amount of $66.2 million and $197.9 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to higher accounts receivable as of September 30, 2020, compared to September 30, 2019.

•Deferred Revenue: Total deferred revenue decreased as of September 30, 2020, compared to December 31, 2019, primarily due to the timing of the delivery of contractual commitments.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by product and service, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Routing	$432.0	$407.5	$24.5	6%	$1,149.7	$1,199.1	$(49.4)	(4)%
Switching	229.0	241.6	(12.6)	(5)%	657.6	$633.6	24.0	4%
Security	72.7	94.1	(21.4)	(23)%	227.5	$243.1	(15.6)	(6)%
Total Product	733.7	743.2	(9.5)	(1)%	2,034.8	2,075.8	(41.0)	(2)%
Percentage of net revenues	64.5%	65.6%			63.1%	64.1%
Total Service	404.5	389.9	14.6	4%	1,187.7	1,161.5	26.2	2%
Percentage of net revenues	35.5%	34.4%			36.9%	35.9%
Total net revenues	$1,138.2	$1,133.1	$5.1	—%	$3,222.5	$3,237.3	$(14.8)	—%

Cloud	$253.1	$271.9	$(18.8)	(7)%	$800.5	$780.0	$20.5	3%
Percentage of net revenues	22.2%	24.0%			24.8%	24.1%
Service Provider	475.1	452.5	22.6	5%	1,286.8	1,335.3	(48.5)	(4)%
Percentage of net revenues	41.7%	39.9%			39.9%	41.2%
Enterprise	410.0	408.7	1.3	—%	1,135.2	1,122.0	13.2	1%
Percentage of net revenues	36.1%	36.1%			35.3%	34.7%
Total net revenues	$1,138.2	$1,133.1	$5.1	—%	$3,222.5	$3,237.3	$(14.8)	—%

Americas:
United States	$575.0	$599.4	$(24.4)	(4)%	$1,651.7	$1,677.2	$(25.5)	(2)%
Other	49.3	49.4	(0.1)	—%	160.9	164.0	(3.1)	(2)%
Total Americas	624.3	648.8	(24.5)	(4)%	1,812.6	1,841.2	(28.6)	(2)%
Percentage of net revenues	54.9%	57.3%			56.3%	56.9%
EMEA	321.1	301.5	19.6	7%	870.2	879.6	(9.4)	(1)%
Percentage of net revenues	28.2%	26.6%			27.0%	27.2%
APAC	192.8	182.8	10.0	5%	539.7	516.5	23.2	4%
Percentage of net revenues	16.9%	16.1%			16.7%	15.9%
Total net revenues	$1,138.2	$1,133.1	$5.1	—%	$3,222.5	$3,237.3	$(14.8)	—%

Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

Product net revenues decreased due to decreases in switching and security, offset by routing.

Switching revenue decrease was primarily driven by Cloud vertical resulting from lower net revenues in our QFX product family, which was partially offset by higher net revenues in our Mist product family.

Security revenue decrease was primarily driven by Enterprise from lower net revenues in our SRX product family.

Routing revenue increase was primarily driven by Cloud and to a lesser extent, Service Provider, from higher net revenues in our MX and PTX product family. The increase was partially offset by decline in Enterprise.

Service revenues increased primarily driven by Enterprise due to strong sales of support contracts and software subscriptions.

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Product net revenues decreased due to decreases in routing and security, offset by switching.

Routing revenue decrease was primarily driven by Service Provider and to a lesser extent, Enterprise, from lower net revenues in our MX product family, which was partially impacted by the COVID-19 pandemic-related supply constraints. The decrease was partially offset by strength in Cloud.

Security revenue decrease was primarily driven by Enterprise from lower net revenues in our SRX product family, which was partially impacted by the COVID-19 pandemic-related supply constraints.

Switching revenue increase was primarily driven by Enterprise, and to a lesser extent, Service Provider, primarily from higher net revenues in our Mist product family.

Service net revenues increased primarily due to strong sales of support contracts and software subscriptions.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product gross margin	$406.0	$439.2	$(33.2)	(8)%	$1,116.4	$1,187.5	$(71.1)	(6)%
Percentage of product revenues	55.3%	59.1%			54.9%	57.2%
Service gross margin	251.8	239.2	12.6	5%	740.3	710.0	30.3	4%
Percentage of service revenues	62.2%	61.3%			62.3%	61.1%
Total gross margin	$657.8	$678.4	$(20.6)	(3)%	$1,856.7	$1,897.5	$(40.8)	(2)%
Percentage of net revenues	57.8%	59.9%			57.6%	58.6%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, we are subject to tariffs on networking components imported from China, which are included in products that we import into and sell within the United States. In addition, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic. For more information on the potential impact of tariffs and COVID-19 on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and product mix. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to increased logistics and other supply chain-related costs related to the COVID-19 pandemic and product mix, and to a lesser extent, higher amortization of intangible assets associated with the acquisition of Mist.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$242.4	$244.5	$(2.1)	(1)%	$715.9	$716.1	$(0.2)	—%
Percentage of net revenues	21.3%	21.6%			22.2%	22.1%
Sales and marketing	229.3	235.3	(6.0)	(3)%	692.7	692.8	(0.1)	—%
Percentage of net revenues	20.1%	20.8%			21.5%	21.4%
General and administrative	59.8	61.2	(1.4)	(2)%	178.2	189.4	(11.2)	(6)%
Percentage of net revenues	5.3%	5.4%			5.5%	5.9%
Restructuring charges (benefits)	1.2	(1.1)	2.3	(209)%	14.9	35.6	(20.7)	(58)%
Percentage of net revenues	0.1%	(0.1)%			0.5%	1.1%
Total operating expenses	$532.7	$539.9	$(7.2)	(1)%	$1,601.7	$1,633.9	$(32.2)	(2)%
Percentage of net revenues	46.8%	47.6%			49.7%	50.5%

Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

Total operating expenses decreased primarily due to lower sales and marketing, or S&M, costs related to reduced travel expenses due to the impact of the COVID-19 pandemic. The remaining decrease was primarily due to lower research and development, or R&D, costs related to share-based compensation. The decrease in total operating expenses was partially offset by higher personnel-related expenses, specifically in R&D and S&M, driven by an increase in headcount.

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Total operating expenses decreased primarily due to lower restructuring charges and lower travel-related expenses, specifically in S&M, due to the impact of the COVID-19 pandemic. Our general and administrative expenses decreased primarily due to lower professional services spending and the costs related to the acquisition and integration of Mist Systems which were incurred in 2019. The decrease in total operating expenses was partially offset by higher personnel-related expenses, specifically in R&D and S&M, driven by an increase in headcount.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$6.1	$19.7	$(13.6)	(69)%	$30.4	$63.0	$(32.6)	(52)%
Interest expense	(19.1)	(22.1)	3.0	(14)%	(58.5)	(68.3)	9.8	(14)%
Loss on extinguishment of debt	—	(15.3)	15.3	N/M	—	(15.3)	15.3	N/M
Gain (loss) on investments, net	2.0	(3.4)	5.4	N/M	2.7	(4.6)	7.3	N/M
Other	(2.5)	0.7	(3.2)	N/M	(3.6)	2.0	(5.6)	N/M
Total other expense, net	$(13.5)	$(20.4)	$6.9	(34)%	$(29.0)	$(23.2)	$(5.8)	25%
Percentage of net revenues	(1.2)%	(1.8)%			(0.9)%	(0.7)%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

Total other expense, net decreased primarily due to loss on extinguishment of debt incurred in the third quarter of 2019, gains on certain equity investments and lower interest expense as a result of lower debt balance. This was partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance.

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Total other expense, net increased primarily due to a decrease in interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance. This was partially offset by loss on extinguishment of debt incurred in the third quarter of 2019 and a decrease in interest expense as a result of a lower debt balance.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax (benefit) provision	$(33.8)	$18.8	$(52.6)	(280)%	$(1.0)	$63.8	$(64.8)	(102)%
Effective tax rate	(30.3)%	15.9%			(0.4)%	26.5%

The effective tax rate decreased during the three and nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a change in the effect of discrete items in the comparative period. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2020	December 31, 2019	$ Change	% Change
Working capital	$1,536.9	$1,665.9	$(129.0)	(8)%

Cash and cash equivalents	$1,341.5	$1,215.8	$125.7	10%
Short-term investments	499.3	738.0	(238.7)	(32)%
Long-term investments	720.4	589.8	130.6	22%
Total cash, cash equivalents, and investments	2,561.2	2,543.6	17.6	1%
Long-term debt	1,714.1	1,683.9	30.2	2%
Cash, cash equivalents, and investments, net of debt	$847.1	$859.7	$(12.6)	(1)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$486.2	$433.2	$53.0	12%
Net cash provided by (used in) investing activities	86.0	(704.1)	790.1	(112)%
Net cash used in financing activities	$(444.4)	$(965.3)	$520.9	(54)%

Operating Activities

Net cash provided by operations increased primarily due to lower payments for taxes and timing differences in working capital related to suppliers.

Investing Activities

Net cash provided by investing activities was $86.0 million during the nine months ended September 30, 2020, compared to net cash used in investing activities of $704.1 million for the same period in 2019. During the nine months ended September 30, 2020, the net proceeds from sales, maturities and redemptions of investments was $108.6 million. During the nine months ended September 30, 2019, the payment for the acquisition of Mist was $270.9 million and net purchase of investments was 349.7 million.

Financing Activities

Net cash used in financing activities decreased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to $454.8 million net repayments of debt during the nine months ended September 30, 2019.

Capital Return

In January 2018, our Board of Directors, which we refer to as the Board, approved a $2.0 billion share repurchase program to replace our prior authorization, which we refer to as the 2018 Stock Repurchase Program. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

In October 2019, we entered into an ASR, to repurchase an aggregate of $200.0 million of our outstanding common stock. During the three months ended December 31, 2019, we made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of our common stock for an aggregate price of $160.0 million, based on the market price of $25.15 per share of our common stock on the date of the transaction. During the three months ended March 31, 2020, the ASR was completed, and an additional 1.8 million shares were received for a total repurchase of 8.2 million shares of our common stock at a volume weighted average repurchase price of $24.44 per share, net of an agreed upon discount. The shares received by us were retired, accounted for as a reduction to stockholder’s equity in the Condensed Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the nine months ended September 30, 2020, we repurchased 14.5 million shares of our common stock in the open market for an aggregate purchase price of $300.0 million at an average price of $23.86 per share.

As of September 30, 2020, there was approximately $1.4 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program does not have a specified termination date but may be discontinued at any time. See Note 8, Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion of our share repurchase program. We expect to remain opportunistic with respect to share repurchases.

We declared and paid a quarterly cash dividend of $0.20 per share, totaling $66.2 million and $197.9 million during the three and nine months ended September 30, 2020, respectively. Although we remain committed to paying our dividend, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2020.

Revolving Credit Facility

We have an unsecured revolving credit facility, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024, subject to a one-year maturity extension option. As of September 30, 2020, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 13, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

Factors That May Affect Future Results

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. Some of these risks are highlighted in the following discussion, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk. Investors in our securities should carefully consider all of the relevant risks disclosed by us before investing in our securities. The occurrence of any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, operating results, and stock price.

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers to limit the spread of COVID-19. Since March 2020, the majority of our global workforce has been working remotely resulting from shelter-in-place requirements and travel restrictions. We continue to follow the guidance of local and national governments, including monitoring the health of employees who have returned to our offices and limiting the gathering size of employee groups in indoor spaces. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted.

Moreover, the conditions caused by the pandemic may affect the overall demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, during the first three quarters of fiscal 2020, the COVID-19 pandemic caused us to experience supply constraints due to both constrained manufacturing capacity as well as component parts shortages as our component vendors also faced manufacturing challenges. These challenges resulted in extended lead-times to our customers and increased logistics costs, which negatively impacted on our ability to recognize revenue and decreased our gross margins for these periods. While our manufacturing capacity has improved, we expect several of our component suppliers will remain challenged in the near term. Further, the spread of COVID-19 has and is likely to continue to affect the shipment of goods globally.

The duration and extent of the impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

Our quarterly results are unpredictable and subject to substantial fluctuations; as a result, we may fail to meet the expectations of securities analysts and investors. Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, the trading price of our securities could be negatively affected. Our operating results for prior periods may not be effective predictors of our future performance.

Factors associated with our industry, the operation of our business, and the markets for our products and services may cause our quarterly results to fluctuate, include but are not limited to:

•unpredictable ordering patterns and limited visibility into our customers’ spending plans and associated revenue;
•changes in our customer mix, the mix of products and services sold, and the geographies in which our products and services are sold;
•changes in the demand for our products and services, including seasonal fluctuations in customer spending;
•changing market and economic conditions;
•price and product competition;
•ineffective legal protection of our intellectual property rights in certain countries;
•how well we execute on our strategy and business model;
•financial stability of our customers, including the solvency of private sector customers, which may be impacted by the COVID-19 pandemic;
•statutory authority for government customers to purchase goods and services;
•executive orders, tariffs, changes in laws or regulations and accounting rules, or interpretations thereof;
•regional economic and political conditions which may be aggravated by unanticipated global events;
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, or other natural disasters; and other unanticipated extraordinary externalities.

We believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. In some prior periods, our operating results have been below our guidance, our long-term financial model or the expectations of securities analysts or investors. This may happen again, and the price of our common stock may decline. In addition, our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements or entry into new markets with different pricing and cost structures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

We derive a material portion of our revenues from a limited number of our customers, and our customers compete in industries that continue to experience consolidation. A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers. If such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior or are parties to consolidation transactions, they may delay, suspend, reduce or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected.

If we are unable to compete effectively, our business and financial results could be harmed. The markets that we serve are rapidly evolving and highly competitive and include a number of well-established companies. We also compete with other public and private companies that are developing competing technologies to our products. In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. Our partners and resellers generally sell or resell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business. Several of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. Other competitors have become more integrated, including through consolidation and vertical integration, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors also sell networking products as bundled solutions with other IT products. If we are unable to compete effectively against existing or future competitors, we could experience a loss in market share and a reduction in revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses and to make decisions about future investments. In addition, economic instability or uncertainty, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the COVID-19 pandemic, have, and may continue to, put pressure on economic conditions, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years and in 2020, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect or if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders. We have made, and may continue to make, acquisitions in order to enhance our business and invest significant resources to integrate the businesses we acquire. The success of each acquisition depends in part on our ability to realize the business opportunities and manage numerous risks, including, but not limited to, problems combining the purchased operations, technologies or products, unanticipated costs, higher operating expenses, liabilities, litigation, and diversion of management's time and attention, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

There can be no assurance that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy, and we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future, divest businesses, product lines, or assets. These initiatives may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments.

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), record goodwill and amortizable intangible assets as well as restructuring and other related expenses. We may incur additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs thereby limiting our ability to borrow. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

Long sales and implementation cycles for our products and short lead times to fill large customer orders may cause our revenues and operating results to vary significantly from quarter-to-quarter. We experience lengthy sales cycles because our customers' decisions to purchase certain of our products, particularly new products, involve a significant commitment of their resources and a lengthy evaluation and product qualification process. Customers design and implement large network deployments following lengthy procurement processes, which may impact expected future orders. Following a purchase, customers may also deploy our products slowly and deliberately. Customers with large networks often expand their networks in large increments on a periodic basis and place large orders on an irregular basis. These sales and implementation cycles, as well as our expectation that customers will place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter-to-quarter.

Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software or subscriptions and professional, support and maintenance services. In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. Further, we build certain products only when orders are received. Since the volume of orders received late in any given fiscal quarter remains unpredictable, if orders for custom products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period or meet our expected quarterly revenues. Similarly, if we were to take actions to encourage customers to place orders or accept deliveries earlier than anticipated, our ability to meet our expected revenues in future quarters could be adversely affected. We also determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. Any failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

In addition, services revenue accounts for a significant portion of our revenue, comprising 35%, 33%, and 31% of total revenue in fiscal year 2019, 2018, and 2017, respectively. We expect our sales of new or renewal professional services, support, and maintenance contracts to fluctuate due to end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services when delivered and support, and maintenance revenue periodically over the term of the relevant service period.

Further, we recognize certain software revenues periodically over the term of the relevant use or subscription periods and as a result, the related software, subscription and support, and maintenance revenue we report each fiscal quarter is derived from the recognition of deferred revenue from contracts entered into during previous fiscal quarters. Any fluctuation in such new or renewed contracts in any one fiscal quarter may not be fully or immediately reflected in revenue and could negatively affect our revenue in future fiscal quarters.

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand (all of which, have in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and may be due to events beyond our control, such as the COVID-19 pandemic. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. If we are unable to anticipate future technological shifts, market needs, requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner or at all, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our present and future products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that any new products, enhancements or business strategies will achieve widespread market acceptance.

Further, our strategy is to expand our software business. The success of our strategy is subject to a number of risks and uncertainties, including:

•the additional development efforts and costs required to create new software products and to make our disaggregated products compatible with multiple technologies;

•the possibility that our new software products or disaggregated products may not achieve widespread customer adoption;

•the possibility that our strategy could erode our revenue and gross margins;

•the impact on our financial results of longer periods of revenue recognition for certain types of software products and changes in tax treatment associated with software sales;

•the additional costs associated with regulatory compliance and changes we need to make to our distribution chain in connection with increased software sales;

•the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third-party products; and

•issues with third-party technologies used with our disaggregated products, which may be attributed to us.

If any of our new products or business strategies do not gain market acceptance or meet our expectations for growth, our ability to meet future financial targets may be adversely affected and our competitive position and our business and financial results could be harmed.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business. Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many or all of the products within these networks as well as future products to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

Our products incorporate and rely upon licensed third-party technology. We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms and some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing on the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Third-party technology we incorporate into our products that is deemed to infringe on the intellectual property of others may result, and in some cases has resulted, in limitations on our ability to source technology from those third parties, restrictions on our ability to sell products that incorporate the infringing technology, increased exposure to liability that we will be held responsible for incorporating the infringing technology in our products and increased costs involved in removing that technology from our products or developing substitute technology. Our inability to comply with, maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure of confidential and proprietary information, to protect our proprietary rights. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of our patent applications will result in issued patents with the scope of the claims we seek or that any of our patents or other proprietary rights will not be challenged, invalidated, infringed or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology. If we cannot protect our intellectual property rights, we could incur costly product redesign efforts, discontinue certain product offerings and experience other competitive harm.

Unauthorized parties may also attempt to copy aspects of our products or obtain and use our proprietary information. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that we have entered into such agreements with all parties who may have or have had access to our confidential information or that these agreements will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. We are also vulnerable to third parties who illegally distribute or sell counterfeit, stolen or unfit versions of our products, which has happened in the past and could happen in the future. Such sales could have a negative impact on our reputation and business.

In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the U.S. If we are unable to protect our proprietary rights, we may be at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufactures, and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add additional manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products, including delays due to the manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of COVID-19. Moreover, a significant portion of our manufacturing is performed in China, Malaysia and other foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import tariffs, export restrictions, disruptions to our supply chain, pandemics, regional climate-related events, or regional conflicts.

•Single-Source Suppliers. We rely on single or limited sources for many of our components due to technology, availability, price, quality, scale or customization needs. In addition, there has been consolidation among certain suppliers of our components. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts and may impact our gross margins. Additionally, if certain components that we receive from our suppliers have defects or other quality issues, we may have to replace or repair such components, and we could be subject to claims based on warranty, product liability, epidemic or delivery failures that could lead to significant expenses.

•Supply-chain Disruption. Any disruptions to our supply chain or significant increase in component costs could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to, an extended closure of or any slowdown at our supplier's plants or shipping delays due to efforts to limit the spread of COVID-19, increases in prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

•Component Supply Forecast. We provide demand forecasts for our products to our manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products. This could increase costs or delay or interrupt manufacturing of our products, resulting in delays in shipments and deferral or loss of revenues and could negatively impact customer satisfaction. Any future spike in growth in our business, in the use of certain components we share in common with other companies, in IT spending, or in the economy in general, is likely to create greater short-term pressure on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer.

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, during the first three quarters of fiscal 2020, the COVID-19 pandemic caused us to experience supply constraints due to both constrained manufacturing capacity, particularly in China and Malaysia, as well as component parts shortages as our component vendors were also facing manufacturing challenges, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue in the first three quarters. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation supplier to source and transport materials) that could impact our operations.

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. On an ongoing and regular basis, we have been, and expect to be, subject to cyberattacks and attempted intrusions on our networks and systems by a wide range of actors, including but not limited to nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). The continued occurrence of high-profile data breaches provides evidence of an environment increasingly hostile to information security.

Despite our security measures, and those of our third-party vendors, our information technology and infrastructure have experienced breaches and may be subject to or vulnerable to breaches or attacks in the future. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our manufacturing supply chain to embed malicious hardware, components and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition. Because techniques used by malicious parties to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. Further, when vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate.

All of this requires significant resources and attention from management and our employees, and the economic costs to us to eliminate or alleviate these issues could be significant and may be difficult to anticipate or measure. The market perception of the effectiveness of our products and our overall reputation could also be harmed as a result of any actual or perceived breach of security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products or to actions of malicious parties. This could impede our sales, manufacturing, distribution or other critical functions, which could have an adverse impact on our financial results. These risks to our systems may be increased during the COVID-19 pandemic as the health of our internal security team members who monitor and address cyber threats and attacks against us and our employees around the world is also at risk.

Additionally, we could be subject to measures that regulate the security of the types of products we sell, such as the California Internet of Things (IoT) security law (SB-327), which became enforceable in 2020. Such regulations may result in increased costs and delays in product releases and changes in features to achieve compliance which may impact customer demand for our products, and result in regulatory investigations, potential fines, and litigation in connection with a compliance concern, security breach or related issue, and potential liability to third parties arising from such breaches. Further, in response to actual or anticipated cybersecurity regulations or contractual security requirements negotiated with our customers, we may need to make changes to existing policies, processes and supplier relationships that could impact product offerings, release schedules and service response times, which could adversely affect the demand for and sales of our products and services. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

Disruption in our distribution channels could seriously harm our future revenue and financial condition and increase our costs and expenses. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we are unable to develop and maintain relationships with our partners, develop new relationships with value-added resellers and distributors in new markets, expand the number of distributors and resellers in existing markets, manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer. We recognize a portion of our revenues at the time we sell products to our distributors. If these sales are made based on inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. Further, our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand.

To develop and expand our distribution channel, we continue to offer attractive channel programs to potential partners and have previously entered into OEM agreements with partners to rebrand and resell our products as part of their product portfolios. These relationships require processes and procedures that may be costly or challenging to implement, maintain, and manage. Our failure to successfully manage and develop our distribution channel could adversely affect our ability to generate revenues from the sale of our products. We also depend on our global channel partners to comply with applicable legal and regulatory requirements. Any failure by our partners to comply with these requirements, could have a material adverse effect on our business, operating results, and financial condition.

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the systems and processes of and IT services provided by third parties, and the interfaces between the two. For example, IBM provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices, and end user support including service desk. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel or if our existing personnel were harmed by COVID-19. Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales and marketing, and support personnel as well as to maintain the health of our personnel during a pandemic, including the COVID-19 pandemic. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, or salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or to retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations and future growth prospects could suffer. There can be no assurance that others will not develop technologies that are similar or superior to our technology, or that we will not lose the services of employees due to COVID-19.

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting H-1B, L-1 and other business visas. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Additionally, pandemics, such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving employment matters, commercial transactions, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation. For example, certain U.S. governmental agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved making a payment of $11.8 million in August 2019. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business and operations. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Further, increased patent litigation brought by non-practicing entities may result, and in some cases has resulted, in our customers requesting or requiring us to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition, and results of operations. Regardless of the merit of these claims, they may require us to develop non-infringing technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, even arguably unmeritorious claims may be settled at significant costs to us because of the potential for high awards of damages or injunctive relief.

If any infringement or other intellectual property claim made against us or anyone we are required to indemnify is successful and we are required to pay significant monetary awards or damages to settle litigation, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers, or we fail to develop non-infringing technology and we incorporate infringing technology in our products, our business, financial condition, and results of operations could be materially and adversely affected.

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

Non-standard contract terms with telecommunications, cable and cloud service provider companies and other large customers, could have an adverse effect on our business or impact the amount of revenues to be recognized. Telecommunications, cable and cloud service provider companies, and other large companies, generally have greater purchasing power than smaller entities and often request and receive more favorable terms from suppliers. We may be required to agree to such terms and conditions, which may include terms that affect the timing of or our ability to recognize revenue, increase our costs, and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms from us.

In addition, other vendors may have promised but failed to deliver certain functionality to these types of customers and/or had products that caused problems or outages in their networks. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or for any network outages that may or may not have been caused by our products. If we are required to agree to these requests or incur penalties, the amount of revenue recognized from such sales may be negatively impacted and as a result, may negatively affect our business, financial condition and results of operations.

Regulation of our industry or those of our customers could harm our operating results and future prospects. We are subject to laws and regulations affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing security products that do not meet country-specific safety, conformance or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

The SEC requires us, as a public company who uses certain raw materials that are considered to be “conflict minerals” in our products, to report publicly on the extent to which "conflict minerals" are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

In addition, environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products, climate change laws, and regulations and product take-back legislation, which could require us to cease selling non-compliant products and to reengineer our products to use compliant components which could result in additional costs to us, disrupt our operations, and result in an adverse impact on our operating results. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, our customers may refuse to purchase our products and we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. The amount and timing of costs to comply with environmental laws are difficult to predict.

In addition, as a contractor and subcontractor to the U.S. government, we are subject to federal regulations pertaining to our IT systems which requires compliance with certain security and privacy controls. Failure to comply with these requirements could result in a loss of federal government business, subject us to claims or other remedies for non-compliance, or negatively impact our business, financial condition, and results of operations.

Moreover, our customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

The adoption and implementation of additional regulations could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner, require us to spend significant time and expense to comply with, and subject us to fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

Governmental regulations and economic sanctions affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues and operating results. The U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products are telecommunications products and contain or use encryption technology and, consequently, are subject to restrictions. The scope, nature, and severity of such controls vary widely across different countries and may change frequently over time.

In many cases, these government restrictions require a license prior to importing or exporting a good. Such licensing requirements can introduce delays into our operations as we must apply for the license and wait for government officials to process it; it is possible that lengthy delays will lead to the cancellation of orders by customers. Moreover, if we fail to obtain necessary licenses prior to importing or exporting covered goods, we can be subject to government sanctions, including monetary penalties. Government restrictions on the import or export of technology can restrict our ability to manufacture and sell our products, which can affect negatively our revenues and operating results.

In addition, the U.S. and other governments have especially broad sanctions and embargoes prohibiting provision of goods or services to certain countries, territories, sanctioned governments, businesses, and individuals. Some of these restrictions have been imposed not just to protect national security but also to protect domestic industries and to achieve political aims. We have implemented systems to detect and prevent sales into restricted countries or to prohibited entities or individuals, but there can be no assurance that our third party, downstream resellers and distributors will abide by these restrictions or have processes in place to ensure compliance.

Certain governments also impose special local content, certification, testing, source code review, escrow and governmental recovery of private encryption keys, or other cybersecurity feature requirements to protect network equipment and software procured by or for the government. Similar requirements also may be imposed in procurements by state owned entities or even private companies forming part of “critical network infrastructure” or supporting sensitive industries.

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China. As a result, Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). The U.S. government might also restrict or ban the use of certain Chinese-origin components and systems in next generation mobile communications networks (e.g. 5G). In November 2019, the U.S. Department of Commerce, or Commerce Department, proposed a rule that would subject to government review, the acquisition or use of information and communication technology, and goods and services from entities owned by, controlled by, or subject to the jurisdiction of a foreign adversary. The proposal would be retroactive and apply to transactions dating back to May 15, 2019. If implemented as proposed, the rule could subject acquisition of components, modules, other parts, and any services to lengthy government review processes. This would introduce significant uncertainty into our supply chain planning as we would not be certain which potential acquisitions the government would permit and which it would reject.

In addition, governments sometimes impose additional taxes on certain imported products. For example, the U.S. and Chinese governments each have imposed tariffs on certain products, including information and communication technology products originating from the other country, which resulted in a large portion of our products manufactured in China becoming subject to tariffs on importation into the U.S. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales.

Governmental regulation of our IP networking, encryption technology and imports or exports, or our failure to obtain required import or export approval for our products, or related economic sanctions could harm our international and domestic sales and adversely affect our revenues and operating results. In addition, failure to comply with such regulations could result in harm to our reputation and ability to compete in international markets, penalties, costs, seizure of assets (including source code) and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, complex, and include inconsistencies and uncertainties. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. Examples of recent and anticipated developments that have or could impact our business include the following:

•The General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements, and provides significantly greater penalties for noncompliance, than the EU laws that previously applied.

•In July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-U.S. Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the U.S. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues.

•Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. The California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020 requires, among other things, covered companies to provide new disclosures to California consumers, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information sharing, receive detailed information about how their personal information is used, and require deletion of their personal information. The effects of the CCPA and other similar laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase the frequency and cost associated with data breach litigation.

•The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

•Both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of September 30, 2020, our goodwill was $3,337.1 million, and our purchased intangible assets were $151.9 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results. Our future effective tax rates and the amount of our taxable income could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the Tax Act made significant changes to the taxation of U.S. business entities, which included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Tax Act.

Furthermore, on October 5, 2015, the Organisation for Economic Co-operation and Development, an international association of 37 countries including the U.S., published final proposals under its Base Erosion and Profit Shifting, or BEPS, Action Plan. The BEPS Action Plan includes fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, as adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes.

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

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations. We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the U.S. In addition, a portion of our R&D and our general and administrative operations are conducted outside the U.S. As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•changes in general IT spending;

•the impact of the recent COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or where our customers are located;

•the imposition of government controls, inclusive of critical infrastructure protection;

•changes in trade controls, economic sanctions, or other international trade regulations, which may affect our ability to import or export our products to or from various countries;

•laws that restrict sales of products that are developed, manufactured, or incorporate components or assemblies from certain countries to specific customers (e.g., U.S. federal government departments and agencies) and industry segments, or for particular uses or more generally;

•varying and potentially conflicting laws and regulations, changes in laws and interpretation of laws, misappropriation of intellectual property and reduced intellectual property protection;

•political uncertainty, including demonstrations, that could have an impact on product delivery;

•fluctuations in local economies;

•fluctuations in currency exchange rates (see Quantitative and Qualitative Disclosures about Market Risk for more information);

•tax policies, treaties or laws that could have an unfavorable business impact;

•the negotiation and implementation of free trade agreements between the U.S. and other nations;

•data privacy rules and other regulations that affect cross border data flow; and

•theft or unauthorized use or publication of our intellectual property and other confidential business information.

Any or all of these factors has or could have an adverse impact on our business, financial condition, and results of operations.

In addition, the U.K.'s formal exit from the EU on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. The consequences for the economies of the U.K. and EU member states as a result of the U.K.'s withdrawal from the EU remain unknown and unpredictable. Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. For example, changes to the way service providers conduct business and transmit data between the U.K. and the EU could require us to make changes to the way we handle customer data. Nevertheless, because we conduct business in the EU and the U.K., any of the effects of Brexit, including labor policies, financial planning, product manufacturing, product distribution, and those effects we cannot anticipate, could have a material adverse effect on our business, business opportunities, operating results, financial condition and cash flows.

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our outstanding and future indebtedness. As of September 30, 2020, we had $1,700.0 million in aggregate principal amount of senior notes (the "Notes"). In April 2019, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”).

We may not be able to generate sufficient cash flow to enable us to satisfy our expenses, make anticipated capital expenditures or service our indebtedness, including the Notes. Our ability to pay our expenses, satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures is dependent upon our future performance and other factors discussed in this section. However, there can be no assurance that we will be able to manage any of these risks successfully.

The indenture that governs the Notes contain various covenants that limit our ability and the ability of our subsidiaries to, among other things: incur liens, incur sale and leaseback transactions, and consolidate or merge with or into, or sell substantially all of our assets to another person. Further, the Credit Agreement contains two financial covenants along with customary affirmative and negative covenants that include the following:

•maintenance of a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, we are permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters) and an interest coverage ratio no less than 3.0x; and

•covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type.

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

Further, we receive debt ratings from the major credit rating agencies in the U.S. Factors that influence our credit ratings include financial strength as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

Our investments are subject to risks, which may cause losses and affect the liquidity of these investments. We have substantial investments in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value related to creditworthiness of our publicly traded debt investments is judged to be material. In addition, should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns, which could have a material adverse effect on our liquidity, financial condition, and results of operations.

Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our current or future indebtedness. Certain of our financial obligations and instruments, including our Revolving Credit Facility, accounts receivable finance programs, and floating rate notes that we have invested in, as well as interest rate derivatives that we use as fair value and cash flow hedges, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt arrangements that extend beyond 2021 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, cash flows, and liquidity.

GENERAL RISK FACTORS

Failing to adequately evolve our financial and managerial control and reporting systems and processes, or any weaknesses in our internal controls may adversely affect investor perception, and our stock price. We will need to continue to improve our financial and managerial control and our reporting systems and procedures to manage and grow our business effectively in the future. We are required to assess the effectiveness of our internal control over financial reporting annually and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. If in the future, our internal controls over financial reporting are determined to not be effective, resulting in a material weakness, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum. Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the U.S. District Court for the District of Delaware) is the sole and exclusive forum for certain actions and proceedings as specified in our bylaws. The exclusive forum provisions in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees, which may discourage such lawsuits against us and our current or former directors, officers, and other employees. Alternatively, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended September 30, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
July 1 - July 31, 2020	—	$—	—	$1,500.0
August 1 - August 31, 2020	2.6	$24.50	2.6	$1,437.3
September 1 - September 30, 2020	1.6	$23.03	1.6	$1,400.0
Total	4.2		4.2
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

Item 5. Other Information
The Company previously entered into change of control agreements and severance agreements with certain of its senior management beginning in August 2017, which agreements will automatically expire pursuant to their respective terms on January 1, 2021.

In connection with the expiration of such agreements and following the regular review of executive severance by the Compensation Committee (the “Committee”) of the Board of Directors of the Company, the Committee, after considering the recommendations of its independent compensation consultant, approved, effective as of November 2, 2020, (i) an updated form of change of control agreement (the “Change of Control Agreement”) and the use of such agreement for Rami Rahim, the Company’s Chief Executive Officer, and certain members of the Company’s senior management, including Ken Miller, Manoj Leelanivas, Anand Athreya, and Brian Martin, and (ii) an updated form of severance agreement (the “Severance Agreement”) and the use of such agreement for Messrs. Rahim, Miller, Leelanivas, Athreya and Martin.

The Change of Control Agreement will replace the existing change of control agreements for members of senior management and includes, among other things, the following changes: (i) a change to the expiration date from January 1, 2021 to January 1, 2024, (ii) a change in the period of time following a change of control during which the benefits of the agreement will apply from 12-months to 18-months, (iii) removal of an employee non-competition covenant, and (iv) updates to the form of release of claims. The Severance Agreement will replace the existing severance agreements for members of senior management and includes, among other things, the following changes: (i) a change to the expiration date from January 1, 2021 to January 1, 2024, and (ii) updates to the form of release of claims. The foregoing summaries of the Change of Control Agreement and Severance Agreement do not purport to be complete and are qualified in their entirety by reference to the text of the agreements, which are attached as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Form of Change of Control Agreement for Certain Officers, approved for use on November 2, 2020*++

10.2	Form of Severance Agreement for Certain Officers, approved for use on November 2, 2020*++

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101	The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
++Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

November 2, 2020	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)