Form 10-Q
period 2021-03-31
JUNIPER NETWORKS INC
filed 2021-04-30
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 327,740,120 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 28, 2021.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues:
Product	$672.4	$608.8
Service	402.0	389.2
Total net revenues	1,074.4	998.0
Cost of revenues:
Product	316.5	269.0
Service	142.3	149.7
Total cost of revenues	458.8	418.7
Gross margin	615.6	579.3
Operating expenses:
Research and development	254.7	232.5
Sales and marketing	252.7	239.2
General and administrative	61.1	59.3
Restructuring charges	19.3	8.9
Total operating expenses	587.8	539.9
Operating income	27.8	39.4
Loss on extinguishment of debt	(60.6)	—
Other expense, net	(5.0)	(11.1)
Income (loss) before income taxes	(37.8)	28.3
Income tax (benefit) provision	(6.7)	7.9
Net (loss) income	$(31.1)	$20.4

Net (loss) income per share:
Basic	$(0.10)	$0.06
Diluted	$(0.10)	$0.06
Weighted-average shares used to compute net (loss) income per share:
Basic	326.3	330.8
Diluted	326.3	335.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(31.1)	$20.4
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains, net	(1.2)	(3.0)
Net realized gains and losses reclassified into net income, net	(0.8)	0.5
Net change on available-for-sale debt securities, net	(2.0)	(2.5)
Cash flow hedges:
Change in net unrealized gains and (losses), net of tax (provision) benefit of $(14.5) and $4.2, respectively	38.5	(24.9)
Net realized losses reclassified into net income, net	(8.9)	1.4
Net change on cash flow hedges, net	29.6	(23.5)
Change in foreign currency translation adjustments	(1.9)	(14.7)
Other comprehensive income (loss), net	25.7	(40.7)
Comprehensive loss	$(5.4)	$(20.3)

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$989.1	$1,361.9
Short-term investments	294.1	412.1
Accounts receivable, net of allowances	758.9	964.1
Prepaid expenses and other current assets	558.2	533.1
Total current assets	2,600.3	3,271.2
Property and equipment, net	743.6	762.3
Operating lease assets	185.8	184.6
Long-term investments	481.4	656.6
Purchased intangible assets, net	335.1	266.7
Goodwill	3,753.3	3,669.6
Other long-term assets	611.6	567.3
Total assets	$8,711.1	$9,378.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$244.8	$277.0
Accrued compensation	207.3	270.7
Deferred revenue	897.2	867.3
Short-term portion of long-term debt	—	421.5
Other accrued liabilities	258.4	324.6
Total current liabilities	1,607.7	2,161.1
Long-term debt	1,685.2	1,705.8
Long-term deferred revenue	434.5	418.5
Long-term income taxes payable	313.7	312.5
Long-term operating lease liabilities	164.0	163.5
Other long-term liabilities	76.4	73.4
Total liabilities	4,281.5	4,834.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 327.4 shares and 327.7 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	7,110.9	7,156.9
Accumulated other comprehensive income	81.3	55.6
Accumulated deficit	(2,762.6)	(2,669.0)
Total stockholders' equity	4,429.6	4,543.5
Total liabilities and stockholders' equity	$8,711.1	$9,378.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(31.1)	$20.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	57.5	42.0
Depreciation, amortization, and accretion	60.4	54.0
Operating lease assets expense	11.7	10.5
Loss on extinguishment of debt	60.6	—
Other	(3.9)	10.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	204.8	202.6
Prepaid expenses and other assets	(39.1)	(37.1)
Accounts payable	(29.4)	18.4
Accrued compensation	(61.5)	(59.8)
Income taxes payable	(23.1)	5.1
Other accrued liabilities	(72.6)	(27.0)
Deferred revenue	45.5	32.8
Net cash provided by operating activities	179.8	272.2
Cash flows from investing activities:
Purchases of property and equipment	(19.7)	(21.8)
Purchases of available-for-sale debt securities	(104.8)	(257.1)
Proceeds from sales of available-for-sale debt securities	283.7	94.0
Proceeds from maturities and redemptions of available-for-sale debt securities	118.1	354.0
Purchases of equity securities	(1.5)	(3.1)
Proceeds from sales of equity securities	2.9	3.1
Payments for business acquisitions, net of cash and cash equivalents acquired	(175.0)	(0.2)
Other	(1.3)	—
Net cash provided by investing activities	102.4	168.9
Cash flows from financing activities:
Repurchase and retirement of common stock	(131.9)	(203.2)
Proceeds from issuance of common stock	28.2	27.1
Payment of dividends	(65.2)	(65.5)
Payment of debt	(423.8)	—
Payment for debt extinguishment costs	(58.3)	—
Net cash used in financing activities	(651.0)	(241.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(2.0)	(16.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(370.8)	183.3
Cash, cash equivalents, and restricted cash at beginning of period	1,383.0	1,276.5
Cash, cash equivalents, and restricted cash at end of period	$1,012.2	$1,459.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net loss	—	—	—	(31.1)	(31.1)
Other comprehensive income, net	—	—	25.7	—	25.7
Issuance of common stock	5.0	31.1	—	—	31.1
Repurchase and retirement of common stock	(5.3)	(69.4)	—	(62.5)	(131.9)
Share-based compensation expense	—	57.5	—	—	57.5
Payments of cash dividends ($0.20 per share of common stock)	—	(65.2)	—	—	(65.2)
Balance at March 31, 2021	327.4	$7,110.9	$81.3	$(2,762.6)	$4,429.6

	Three Months Ended March 31, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	20.4	20.4
Other comprehensive loss, net	—	—	(40.7)	—	(40.7)
Issuance of common stock	5.6	27.1	—	—	27.1
Repurchase and retirement of common stock	(10.5)	(132.8)	—	(110.4)	(243.2)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	40.0	—	—	40.0
Share-based compensation expense	—	42.0	—	—	42.0
Payments of cash dividends ($0.20 per share of common stock)	—	(65.5)	—	—	(65.5)
Balance at March 31, 2020	331.0	$7,281.3	$(59.2)	$(2,831.4)	$4,390.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

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

Summary of Significant Accounting Policies

Except for the change in certain policies upon adoption of the accounting standards described below, there have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2020.

Recently Adopted Accounting Standards

Simplifying the Accounting for Income Taxes: On January 1, 2021, the Company adopted ASU No. 2019-12 (Topic 740) Income Taxes — Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects related to accounting for income taxes. Upon adoption, the standard did not have a material impact on the Condensed Consolidated Financial Statements.

Recent Accounting Standards Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU No. 2021-01 (Topic 848), Reference Rate Reform: Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The amendments were effective upon issuance and are permissible to be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact of the transition and disclosure requirements of the standard on its Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Business Combinations

On January 27, 2021, the Company acquired 100% ownership of Apstra, Inc. ("Apstra"), a company that provides intent-based networking, open programmability and automated closed loop assurance for the management of data center networks. The purchase consideration was $179.4 million, consisting of $176.7 million in cash and $2.7 million in share-based awards attributable to services prior to the acquisition. The acquisition is expected to expand upon the Company's data center networking portfolio to advance its vision to transform data center operations.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date (in millions):

Amount
Cash and cash equivalents	$1.8
Goodwill	84.0
Intangible assets	87.8
Other assets acquired	12.6
Liabilities assumed	(6.8)
Total	$179.4

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and will not be deductible for income tax purposes.

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition (in millions):

Amount
Intangible assets(*):
Developed technology	$80.5
Customer relationships	7.3
Total intangible assets acquired	$87.8
 ________________________________
(*) Estimated useful life assigned to Developed Technology and Customer Relationships is 5 and 1.5 years, respectively.

Acquisition-related costs were not material during the three months ended March 31, 2021, and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

The Company's Condensed Consolidated Financial Statements include the operating results of this business combination from the date of acquisition. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company's consolidated results of operations is not material. The preliminary purchase price allocation is subject to potential measurement period adjustments relating to certain tax and legal matters.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2021 and December 31, 2020 (in millions):

	As of March 31, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$70.4	$0.1	$—	$70.5	$76.5	$0.2	$—	$76.7
Certificates of deposit	28.4	—	—	28.4	32.9	—	—	32.9
Commercial paper	81.4	—	—	81.4	89.3	—	—	89.3
Corporate debt securities	476.0	3.4	(0.2)	479.2	632.0	5.5	(0.1)	637.4
Foreign government debt securities	4.6	—	—	4.6	4.6	—	—	4.6
Time deposits	83.1	—	—	83.1	255.6	—	—	255.6
U.S. government agency securities	40.8	0.1	—	40.9	65.3	0.2	—	65.5
U.S. government securities	124.5	0.7	—	125.2	232.8	1.0	—	233.8
Total fixed income securities	909.2	4.3	(0.2)	913.3	1,389.0	6.9	(0.1)	1,395.8
Privately-held debt and redeemable preferred stock securities	19.2	37.4	—	56.6	18.3	37.4	—	55.7
Total available-for-sale debt securities	$928.4	$41.7	$(0.2)	$969.9	$1,407.3	$44.3	$(0.1)	$1,451.5

Reported as:
Cash equivalents	$146.1	$—	$—	$146.1	$333.7	$—	$—	$333.7
Short-term investments	284.6	1.2	—	285.8	404.3	1.2	—	405.5
Long-term investments	478.5	3.1	(0.2)	481.4	651.0	5.7	(0.1)	656.6
Other long-term assets	19.2	37.4	—	56.6	18.3	37.4	—	55.7
Total	$928.4	$41.7	$(0.2)	$969.9	$1,407.3	$44.3	$(0.1)	$1,451.5

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$430.7	$431.9
Due between one and five years	478.5	481.4
Total	$909.2	$913.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following tables present the Company's total fixed income securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020 (in millions):

	As of March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$31.1	$—	$—	$—	$31.1	$—
Commercial paper	1.5	—	—	—	1.5	—
Corporate debt securities	91.8	(0.2)	—	—	91.8	(0.2)
U.S. government securities	14.7	—	—	—	14.7	—
Total fixed income securities	$139.1	$(0.2)	$—	$—	$139.1	$(0.2)

	As of December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities	$17.5	$—	$—	$—	$17.5	$—
Corporate debt securities	61.0	(0.1)	—	—	61.0	(0.1)
Foreign government debt securities	0.6	—	—	—	0.6	—
U.S. government securities	2.3	—	—	—	2.3	—
Total fixed income securities	$81.4	$(0.1)	$—	$—	$81.4	$(0.1)

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company periodically assesses performance indicators of the investment by evaluating various factors such as (i) changes in the credit ratings and (ii) review of the issuer. As of March 31, 2021, the Company had 116 investments in unrealized loss positions. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three months ended March 31, 2021 and March 31, 2020.

During the three months ended March 31, 2021 and March 31, 2020, there were no material gross realized gains or losses from available-for-sale debt securities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2021 and December 31, 2020 (in millions):

	As of
	March 31, 2021	December 31, 2020
Equity investments with readily determinable fair value:
Money market funds	$433.3	$536.6
Mutual funds	30.1	29.3
Publicly-traded equity securities	8.4	6.6
Equity investments without readily determinable fair value:	145.2	146.2
Total equity securities	$617.0	$718.7

Reported as:
Cash equivalents	$416.6	$519.8
Short-term investments	8.4	6.6
Prepaid expenses and other current assets	10.2	9.9
Other long-term assets	181.8	182.4
Total	$617.0	$718.7

For the three months ended March 31, 2021 and March 31, 2020, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020 and 2021; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of March 31, 2021, the carrying value of restricted cash and investments was $69.9 million, of which $29.0 million was included in prepaid expenses and other current assets, and $40.9 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in millions):

	As of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$989.1	$1,361.9
Restricted cash included in Prepaid expenses and other current assets	18.8	19.2
Restricted cash included in Other long-term assets	4.3	1.9
Total cash, cash equivalents, and restricted cash	$1,012.2	$1,383.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements at March 31, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$70.5	$—	$70.5	$—	$76.7	$—	$76.7
Certificates of deposit	—	28.4	—	28.4	—	32.9	—	32.9
Commercial paper	—	81.4	—	81.4	—	89.3	—	89.3
Corporate debt securities	—	479.2	—	479.2	—	637.4	—	637.4
Foreign government debt securities	—	4.6	—	4.6	—	4.6	—	4.6
Time deposits	—	83.1	—	83.1	—	255.6	—	255.6
U.S. government agency securities	—	40.9	—	40.9	—	65.5	—	65.5
U.S. government securities	71.2	54.0	—	125.2	140.0	93.8	—	233.8
Privately-held debt and redeemable preferred stock securities	—	—	56.6	56.6	—	—	55.7	55.7
Total available-for-sale debt securities	71.2	842.1	56.6	969.9	140.0	1,255.8	55.7	1,451.5
Equity securities:
Money market funds	433.3	—	—	433.3	536.6	—	—	536.6
Mutual funds	30.1	—	—	30.1	29.3	—	—	29.3
Publicly-traded equity securities	8.4	—	—	8.4	6.6	—	—	6.6
Total equity securities	471.8	—	—	471.8	572.5	—	—	572.5
Derivative assets:
Foreign exchange contracts	—	32.3	—	32.3	—	38.0	—	38.0
Interest rate contracts	—	87.2	—	87.2	—	51.0	—	51.0
Total derivative assets	—	119.5	—	119.5	—	89.0	—	89.0
Total assets measured at fair value on a recurring basis	$543.0	$961.6	$56.6	$1,561.2	$712.5	$1,344.8	$55.7	$2,113.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(6.7)	$—	$(6.7)	$—	$(0.5)	$—	$(0.5)
Interest rate contracts	—	(1.3)	—	(1.3)	—	—	—	—
Total derivative liabilities	—	(8.0)	—	(8.0)	—	(0.5)	—	(0.5)
Total liabilities measured at fair value on a recurring basis	$—	$(8.0)	$—	$(8.0)	$—	$(0.5)	$—	$(0.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at March 31, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$416.6	$146.1	$—	$562.7	$519.8	$333.7	$—	$853.5
Short-term investments	61.8	232.3	—	294.1	101.0	311.1	—	412.1
Long-term investments	17.8	463.6	—	481.4	45.6	611.0	—	656.6
Prepaid expenses and other current assets	10.1	24.5	—	34.6	9.9	28.0	—	37.9
Other long-term assets	36.7	95.1	56.6	188.4	36.2	61.0	55.7	152.9
Total assets measured at fair value	$543.0	$961.6	$56.6	$1,561.2	$712.5	$1,344.8	$55.7	$2,113.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(3.3)	$—	$(3.3)	$—	$(0.3)	$—	$(0.3)
Other long-term liabilities	—	(4.7)	—	(4.7)	—	(0.2)	—	(0.2)
Total liabilities measured at fair value on a recurring basis	$—	$(8.0)	$—	$(8.0)	$—	$(0.5)	$—	$(0.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three months ended March 31, 2021, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three months ended March 31, 2021, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e. when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of March 31, 2021, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,797.5 million and $2,386.6 million, respectively, based on observable market inputs (Level 2). The net carrying value of a contract manufacturer deposit of $51.0 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of March 31, 2021. See Note 7, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	March 31, 2021	December 31, 2020
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$845.6	$722.1
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	300.0	300.0
Total designated derivatives	1,795.6	1,672.1

Non-designated derivatives	182.6	174.1
Total	$1,978.2	$1,846.2

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$23.4	$27.8
Foreign currency contracts	Other long-term assets	7.8	10.0
Interest rate lock contracts	Other long-term assets	86.6	30.7
Interest rate swap contracts	Other long-term assets	0.6	20.3
Total derivatives designated as hedging instruments		$118.4	$88.8
Derivatives not designated as hedging instruments	Other current assets	1.1	0.2
Total derivative assets		$119.5	$89.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$3.2	$0.2
Foreign currency contracts	Other long-term liabilities	3.4	0.2
Interest rate swap contracts	Other long-term liabilities	1.3	—
Total derivatives designated as hedging instruments		$7.9	$0.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.1
Total derivative liabilities		$8.0	$0.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuance for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within five years or less.

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

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $53.0 million and an unrealized loss of $29.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three months ended March 31, 2021 and March 31, 2020, respectively.

For foreign currency forward contracts, the Company reclassified a gain of $10.0 million and a loss of $1.5 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, an estimated $20.2 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three months ended March 31, 2021 and March 31, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity during the three months ended March 31, 2021 was as follows (in millions):

Total
December 31, 2020	$3,669.6
Additions due to business combinations	83.7
March 31, 2021	$3,753.3

There were no impairments to goodwill during the three months ended March 31, 2021 and March 31, 2020.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of March 31, 2021				As of December 31, 2020
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$903.8	$(613.2)	$(55.1)	$235.5	$823.5	$(598.2)	$(55.1)	$170.2
Customer relationships	136.3	(87.8)	(2.8)	45.7	129.2	(84.4)	(2.8)	42.0
Trade names and other	9.6	(4.7)	—	4.9	9.6	(4.1)	—	5.5
Total	1,049.7	(705.7)	(57.9)	286.1	962.3	(686.7)	(57.9)	217.7
Indefinite-lived intangible assets:
In-process research and development	49.0	—	—	49.0	49.0	—	—	49.0
Total purchased intangible assets	$1,098.7	$(705.7)	$(57.9)	$335.1	$1,011.3	$(686.7)	$(57.9)	$266.7

Amortization expense related to purchased intangible assets with finite lives was $19.0 million and $9.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. There were no significant impairment charges related to purchased intangible assets for the three months ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2021	$60.4
2022	72.8
2023	66.8
2024	47.3
2025	37.7
Thereafter	1.1
Total	$286.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Other Financial Information

Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2021	December 31, 2020
Production and service materials	$188.1	$158.1
Finished goods	71.1	63.8
Inventory	$259.2	$221.9

Reported as:
Prepaid expenses and other current assets	$247.1	$210.2
Other long-term assets	12.1	11.7
Total	$259.2	$221.9

Deposit

The Company has a non-interest bearing deposit balance of $51.0 million, net of an unamortized discount balance of $1.3 million, to a contract manufacturer. The discount is calculated based on an imputed interest rate of 5.0% at March 31, 2021. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is classified as other long-term asset on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the three months ended March 31, 2021 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2020	$30.2
Provisions made during the period	10.1
Actual costs incurred during the period	(9.7)
Balance as of March 31, 2021	$30.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 12, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $28.7 million included in deferred revenue at January 1, 2021 was recognized during the three months ended March 31, 2021. Service revenue of $277.7 million included in deferred revenue at January 1, 2021 was recognized during the three months ended March 31, 2021.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2021 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$107.5	$88.9	$15.9	$2.7
Service(*)	1,236.9	817.8	343.3	75.8
Total	$1,344.4	$906.7	$359.2	$78.5
________________________________
(*)     Represents unearned service revenue allocated to the performance obligations not delivered or partially delivered as of March 31, 2021. The unearned service revenue is comprised of deferred revenue and non-cancellable contract revenue, which has not been invoiced yet.

Deferred Commissions

Deferred commissions were $29.3 million as of March 31, 2021. For the three months ended March 31, 2021, amortization expense for the deferred commissions was $40.5 million, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Interest income	$4.1	$15.0
Interest expense	(13.7)	(20.1)
Gain (loss) on investments, net	3.8	(5.8)
Other	0.8	(0.2)
Other expense, net	$(5.0)	$(11.1)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Restructuring Charges

During the first quarter of 2021, the Company initiated a restructuring plan (the "2021 Restructuring Plan") driven by recent acquisitions and key strategic changes, designed to realign the Company's workforce, enhance productivity and cost efficiencies, and enable reinvestment in certain key priority areas. The 2021 Restructuring Plan includes workforce reductions and facility consolidations, which are expected to be completed throughout the year in 2021.

During the three months ended March 31, 2021, the Company recorded $14.7 million in employee severance costs and $4.6 million in costs related to facility consolidations, which were reported as restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2021 Restructuring Plan and prior year plan (in millions):

	December 31, 2020	Charges	Cash Payments	Other	March 31, 2021
Severance	$50.7	$14.7	$(45.2)	$1.0	$21.2
Facility consolidations	—	4.6	—	(3.3)	1.3
Total	$50.7	$19.3	$(45.2)	$(2.3)	$22.5

The Company expects to substantially pay the remaining severance liabilities by the end of the second quarter of 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	March 31, 2021	December 31, 2020
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2024	4.70%	$—	$265.8
4.350% fixed-rate notes ("2025-I Notes")	June 2025	4.47%	—	158.0
1.200% fixed-rate notes ("2025-II Notes")	December 2025	1.37%	400.0	400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	2,123.8
Unaccreted discount and debt issuance costs			(14.1)	(16.8)
Hedge accounting fair value adjustments(*)			(0.7)	20.3
Total			$1,685.2	$2,127.3
________________________________
(*)     Represents the fair value adjustments for interest rate swaps with an aggregate notional amount of $300.0 million designated as fair value hedges of our fixed-rate 2041 Notes. See Note 5, Derivative Instruments, for a discussion of the Company's interest rate swaps.

In January 2021, the Company redeemed the remaining $265.8 million of its outstanding 2024 Notes and the remaining $158.0 million of its outstanding 2025-I Notes, for a principal redemption amount in the aggregate of $482.1 million, plus accrued interest. The repayments resulted in a loss on extinguishment of debt of $60.6 million, consisting primarily of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

The Notes above are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

Interest on the Notes is payable in cash semiannually. The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. The indenture and the supplemental indentures (together, the "indentures") that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

As of March 31, 2021, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of March 31, 2021, the Company was in compliance with all covenants and no amounts were outstanding under our credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Equity

The following table summarizes dividends paid, stock repurchases, and retirements under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Dividends:
Per share	$0.20	$0.20
Amount	$65.2	$65.5

Repurchased under the 2018 Stock Repurchase Program:
Shares	5.1	10.3
Average price per share(*)	$24.45	$23.83
Amount	$125.0	$200.0
________________________________
(*)    $23.83 average price per share for the three months ended March 31, 2020 includes $200.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019.

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2021, the Company declared and paid a quarterly cash dividend of $0.20 per common share, totaling $65.2 million, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2021.

Stock Repurchase Activities

During the three months ended March 31, 2021, the Company repurchased 5.1 million shares of its common stock in the open market for an aggregate purchase price of $125.0 million at an average price of $24.45 per share, under the 2018 Stock Repurchase Program.

As of March 31, 2021, there was approximately $1.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three months ended March 31, 2021 and March 31, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the three months ended March 31, 2021 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive income (loss) before reclassifications	(1.2)	38.5	(1.9)	35.4
Amount reclassified from accumulated other comprehensive income (loss)	(0.8)	(8.9)	—	(9.7)
Other comprehensive income (loss), net	(2.0)	29.6	(1.9)	25.7
Balance as of March 31, 2021	$32.1	$87.3	$(38.1)	$81.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2021, 10.0 million and 10.1 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activity and related information as of and for the three months ended March 31, 2021 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	19.9	$23.05
Granted(*)	2.9	23.79
Awards assumed upon the acquisition of Apstra	2.2	25.49
Vested	(3.6)	24.54
Canceled	(1.1)	24.55
Balance as of March 31, 2021	20.3	$23.09	1.6	$514.9
________________________________
(*)    Includes 0.9 million service-based, 1.5 million performance-based, and 0.5 million market-based RSUs and PSAs, as applicable. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Shares purchased	1.4	1.4
Average exercise price per share	$19.75	$19.50

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of revenues - Product	$1.3	$1.4
Cost of revenues - Service	4.5	4.2
Research and development	24.2	15.2
Sales and marketing	16.5	13.8
General and administrative	11.0	7.4
Total	$57.5	$42.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2021	2020
Stock options	$2.7	$1.9
RSUs, RSAs, and PSAs	49.9	34.9
ESPP	4.9	5.2
Total	$57.5	$42.0

As of March 31, 2021, the total unrecognized compensation cost related to unvested share-based awards was $360.1 million to be recognized over a weighted-average period of 2.08 years.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Segments

The Company operates in one reportable segment. The Company's chief executive officer, who is the chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance, accompanied by disaggregated information about net revenues by customer solution, customer vertical, and geographic region as presented below.

Effective in the first quarter of fiscal 2021, the Company began reporting its revenue by customer solution in the following three categories: Automated WAN Solutions, Cloud-Ready Data Center, AI-Driven Enterprise. In addition, the Company will report Hardware Maintenance and Professional Services. The change provides for alignment on key growth drivers that is aligned with the Company's strategy.

The following table presents net revenues by customer solution (in millions):

	Three Months Ended March 31,
	2021	2020
Automated WAN Solutions	$386.4	$315.5
Cloud-Ready Data Center	157.4	174.4
AI-Driven Enterprise	161.2	143.4
Hardware Maintenance and Professional Services	369.4	364.7
Total	$1,074.4	$998.0

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2021	2020
Cloud	$270.7	$261.9
Service Provider	438.2	375.5
Enterprise	365.5	360.6
Total	$1,074.4	$998.0

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2021	2020
Americas:
United States	$523.2	$529.4
Other	59.8	50.1
Total Americas	583.0	579.5
Europe, Middle East, and Africa	311.1	255.0
Asia Pacific	180.3	163.5
Total	$1,074.4	$998.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$(37.8)	$28.3
Income tax (benefit) provision	$(6.7)	$7.9
Effective tax rate	17.7%	28.0%

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

The Company’s effective tax rate for the three months ended March 31, 2021 reflects the loss on extinguishment of debt of $60.6 million and other restructuring charges of $19.3 million in the period.

The Company's effective tax rate for the three months ended March 31, 2020 reflected a discrete charge for non-deductible stock compensation in the period.

As of March 31, 2021, the total amount of gross unrecognized tax benefits was $117.1 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $11.0 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company has received notification from the Internal Revenue Service and the India tax authorities regarding the commencement of income tax audits for the 2017 through 2018 tax years and the 2017 tax year, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Net (Loss) Income per Share

The Company computed basic and diluted net (loss) income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(31.1)	$20.4
Denominator:
Weighted-average shares used to compute basic (loss) income per share	326.3	330.8
Dilutive effect of employee stock awards	—	4.3
Weighted-average shares used to compute diluted (loss) income per share	326.3	335.1
Net (loss) income per share:
Basic	$(0.10)	$0.06
Diluted	$(0.10)	$0.06

Anti-dilutive shares	3.7	3.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $1,319.2 million as of March 31, 2021.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 16. Subsequent Events

Dividend Declaration

On April 27, 2021, the Company announced that the Board declared a cash dividend of $0.20 per share of common stock to be paid on June 22, 2021 to stockholders of record as of the close of business on June 1, 2021.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or Form 10-K.

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

Our true north is experience-first networking to help our customers achieve their business outcomes. We sell high-performance networking product offerings within the following customer solution categories: AI-Driven Enterprise, Automated WAN Solutions, and Cloud-Ready Data Center, and our connected security products are sold in each category.

•AI-Driven Enterprise encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and SD-WAN portfolio that includes 128 Technology and Branch SRX solutions.

•Automated WAN Solutions includes MX and PTX product lines, and the fast-growing ACX product line targeting the Metro market. It also includes the recently acquired Netrounds products that are part of Paragon Automation, our WAN Automation suite.

•Cloud-Ready Data Center includes the QFX product line, Apstra and Contrail product lines, along with the high-end security portfolio of SRX, targeting data center security for service provider, cloud and enterprise. To accelerate our strategy, in January 2021, we acquired Apstra, a leader in intent-based networking, open programmability and automated closed loop assurance for the management of data center networks. We believe our acquisition of Apstra will expand upon our data center networking portfolio to create a compelling solution that will change the customer experience of operating in a modern data center.

In addition to our product offerings, we offer software-as-a-service (SaaS), software subscription, and other customer services, including maintenance and support, professional services, and education and training programs.

Our products and services address high-performance network requirements for our customers within our verticals: Cloud, Service Provider, and Enterprise who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. We are executing against our innovation roadmap, as each of our industry verticals transitions to cloud architectures. We focus on compelling and differentiated use cases targeting the AI-Driven Enterprise, Automated WAN Solutions, and Cloud-Ready Data Center. We believe our understanding of high-performance networking technology and cloud architecture positions us to effectively capitalize on the industry transition to more automated, cost-efficient, and scalable networks.

COVID-19 Pandemic Update

The COVID-19 pandemic and the containment measures taken by governments and businesses are expected to continue to have a substantial negative impact on businesses around the world and on global, regional, and national economies. As a result, the pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers to limit the spread of COVID-19 and the availability and acceptance of a COVID-19 vaccine. While the majority of our global workforce has been working remotely since March 2020, we continue to implement our four-phased approach to office reopening. We will continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices and limiting the gathering size of employee groups in indoor spaces.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We have a global supply chain, which consists of primary manufacturing partners and component suppliers. During the first quarter of 2021, the supply constraints we continued to experience were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue and decreased our gross margins.

Challenges to our supply chain due to the impact of the pandemic remain dynamic and we continue to experience increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the first quarter of 2021. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to continue to maintain access to the capital markets enabled by our strong credit ratings. In the first quarter of 2021, we did not observe any material impairments of our assets or a significant change in the fair value of assets due to the pandemic.

We enter the second quarter of fiscal year 2021 with healthy backlog across all verticals. We intend to continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. We may continue to experience constrained supply and increased logistics costs and could experience curtailed customer demand, any of which could adversely impact our business, results of operations, and overall financial performance in future periods.

Global Semiconductor Shortage

There is a worldwide shortage of semiconductors impacting many industries. Similar to others, we are experiencing ongoing supply constraints which have resulted in extended lead times. We have invested to strengthen our supply chain and have increased inventory levels over the course of the last year. We continue to work closely with our suppliers to further enhance our resiliency and mitigate recent disruptions outside of our control. Despite these actions, we believe extended lead times will likely persist for the next few quarters. While the situation is dynamic, at this point in time we believe we will have access to sufficient semiconductor supply to meet our full-year financial forecast. Refer to Part II, Item 1A (Risk Factors) of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenues	$1,074.4	$998.0	$76.4	8%
Gross margin	$615.6	$579.3	$36.3	6%
Percentage of net revenues	57.3%	58.0%
Operating income	$27.8	$39.4	$(11.6)	(29)%
Percentage of net revenues	2.6%	3.9%
Net (loss) income	$(31.1)	$20.4	$(51.5)	(252)%
Percentage of net revenues	(2.9)%	2.0%
Net (loss) income per share:
Basic	$(0.10)	$0.06	$(0.16)	(267)%
Diluted	$(0.10)	$0.06	$(0.16)	(267)%

Operating cash flows	$179.8	$272.2	$(92.4)	(34)%
Stock repurchase plan activity	$125.0	$200.0	$(75.0)	(38)%
Cash dividends declared per common stock	$0.20	$0.20	$—	—%
DSO	64	61	3	5%

	As of
	March 31, 2021	December 31, 2020	$ Change	% Change
Deferred revenue	$1,331.7	$1,285.8	$45.9	4%
Product deferred revenue	$106.4	$104.7	$1.7	2%
Service deferred revenue	$1,225.3	$1,181.1	$44.2	4%

•Net Revenues: Net revenues increased primarily due to the Service Provider vertical. The growth in the Service Provider vertical was primarily driven by Automated WAN Solutions. Service net revenues increased primarily due to strong sales of support contracts and software subscriptions.

Of our top ten customers for the first quarter of 2021, five were in Cloud, four were in Service Provider, and one was in Enterprise. Of these customers, two were located outside of the U.S.

•Gross Margin: The gross margin as a percentage of net revenues decreased primarily due to higher intangible amortization associated with the acquisitions of Apstra and 128 Technology, and increased logistics costs and other supply chain-related costs related to the COVID-19 pandemic, partially offset by higher service revenues.

•Operating Margin: The operating income as a percentage of net revenues decreased primarily due to the drivers described in the gross margin discussion above, higher personnel-related expenses driven by an increase in headcount, and higher restructuring charges.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to higher payments to suppliers and for restructuring costs, partially offset by higher collections.

•Capital Return: We continue to return capital to our stockholders. During the three months ended March 31, 2021, we repurchased 5.1 million shares of our common stock in the open market at an average price of $24.45 per share for an aggregate purchase price of $125.0 million. During the three months ended March 31, 2021, we paid a quarterly dividend of $0.20 per share, for an aggregate amount of $65.2 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to higher accounts receivable as of March 31, 2021, compared to March 31, 2020.

•Deferred Revenue: Total deferred revenue increased as of March 31, 2021, compared to December 31, 2020, primarily due to the timing of maintenance support renewals.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

Effective in the first quarter of fiscal 2021, we began reporting our revenue by customer solution in the following three categories: Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise. In addition, we will report Hardware Maintenance and Professional Services. The change provides for alignment on key growth drivers that is aligned with our strategy. In addition, we present software and related services revenues and total security revenues to provide improved visibility.

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Automated WAN Solutions	$386.4	$315.5	$70.9	22%
Percentage of net revenues	36.0%	31.6%
Cloud-Ready Data Center	157.4	174.4	(17.0)	(10)%
Percentage of net revenues	14.6%	17.5%
AI-Driven Enterprise	161.2	143.4	17.8	12%
Percentage of net revenues	15.0%	14.4%
Hardware Maintenance and Professional Services	369.4	364.7	4.7	1%
Percentage of net revenues	34.4%	36.5%
Total net revenues	$1,074.4	$998.0	$76.4	8%

Cloud	$270.7	$261.9	$8.8	3%
Percentage of net revenues	25.2%	26.2%
Service Provider	438.2	375.5	62.7	17%
Percentage of net revenues	40.8%	37.6%
Enterprise	365.5	360.6	4.9	1%
Percentage of net revenues	34.0%	36.2%
Total net revenues	$1,074.4	$998.0	$76.4	8%

Americas:
United States	$523.2	$529.4	$(6.2)	(1)%
Other	59.8	50.1	9.7	19%
Total Americas	583.0	579.5	3.5	1%
Percentage of net revenues	54.2%	58.0%
EMEA	311.1	255.0	56.1	22%
Percentage of net revenues	29.0%	25.6%
APAC	180.3	163.5	16.8	10%
Percentage of net revenues	16.8%	16.4%
Total net revenues	$1,074.4	$998.0	$76.4	8%

Total net revenues increased primarily due to increases in Automated WAN Solutions and AI-Driven Enterprise, offset by Cloud-Ready Data Center.

Automated WAN Solutions revenue increase was primarily driven by Service Provider and to a lesser extent, Cloud, partially offset by decline in Enterprise.

AI-Driven Enterprise revenue increase was primarily driven by Cloud, and to a lesser extent, Enterprise and Service Provider.

Cloud-Ready Data Center revenue decrease was primarily driven by Cloud, and to a lesser extent, Service Provider, partially offset by growth in Enterprise.

Effective in the first quarter of fiscal 2021, we also began presenting revenues from software and related services as well as total security, as these offerings represent key areas of strategic focus that are critical components to our business success. Software and related services offerings include revenue from software license, software support and maintenance and SaaS contracts. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Software and Related Services	$142.9	$133.6	$9.3	7%
Percentage of net revenues	13.3%	13.4%
Total Security	$163.0	$146.6	$16.4	11%
Percentage of net revenues	15.2%	14.7%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Product gross margin	$355.9	$339.8	$16.1	5%
Percentage of product revenues	52.9%	55.8%
Service gross margin	259.7	239.5	20.2	8%
Percentage of service revenues	64.6%	61.5%
Total gross margin	$615.6	$579.3	$36.3	6%
Percentage of net revenues	57.3%	58.0%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, we are subject to tariffs on networking components imported from China, which are included in products that we import into and sell within the United States. In addition, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic. For more information on the impact of tariffs and COVID-19 on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to higher intangible amortization associated with the acquisitions of Apstra and 128 Technology, and increased logistics costs and other supply chain-related costs related to the COVID-19 pandemic. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Research and development	$254.7	$232.5	$22.2	10%
Percentage of net revenues	23.7%	23.3%
Sales and marketing	252.7	239.2	13.5	6%
Percentage of net revenues	23.5%	24.0%
General and administrative	61.1	59.3	1.8	3%
Percentage of net revenues	5.7%	5.9%
Restructuring charges	19.3	8.9	10.4	117%
Percentage of net revenues	1.8%	0.9%
Total operating expenses	$587.8	$539.9	$47.9	9%
Percentage of net revenues	54.7%	54.1%

Total operating expenses increased primarily due to higher personnel-related expenses, specifically in research and development and sales and marketing, driven by an increase in headcount. The remaining increase was primarily due to higher restructuring charges in connection with the 2021 Restructuring Plan.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

Loss on extinguishment of debt	$(60.6)	$—	$(60.6)	N/M
Percentage of net revenues	(5.6)%	—%
______________________
N/M - Not meaningful

During the three months ended March 31, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of the remainder of our outstanding Senior Notes maturing in 2024 and June 2025. The loss primarily consists of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Interest income	$4.1	$15.0	$(10.9)	(73)%
Interest expense	(13.7)	(20.1)	6.4	(32)%
Gain (loss) on investments, net	3.8	(5.8)	9.6	N/M
Other	0.8	(0.2)	1.0	N/M
Total other expense, net	$(5.0)	$(11.1)	$6.1	(55)%
Percentage of net revenues	(0.5)%	(1.1)%
______________________
N/M - Not meaningful

Total other expense, net decreased primarily due to gains on certain equity investments and lower interest expense as a result of lower interest rates. This was partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance.

Income Tax (Benefit) Provision

The following table presents income tax (benefit) provision (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Income tax (benefit) provision	$(6.7)	$7.9	$(14.6)	(185)%
Effective tax rate	17.7%	28.0%

The effective tax rate decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a change in the effect of discrete items in the March 31, 2021 period. For further explanation of our income tax (benefit) provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2021	December 31, 2020	$ Change	% Change
Working capital	$992.6	$1,110.1	$(117.5)	(11)%

Cash and cash equivalents	$989.1	$1,361.9	$(372.8)	(27)%
Short-term investments	294.1	412.1	(118.0)	(29)%
Long-term investments	481.4	656.6	(175.2)	(27)%
Total cash, cash equivalents, and investments	1,764.6	2,430.6	(666.0)	(27)%
Short-term portion of long-term debt	—	421.5	(421.5)	(100)%
Long-term debt	1,685.2	1,705.8	(20.6)	(1)%
Cash, cash equivalents, and investments, net of debt	$79.4	$303.3	$(223.9)	(74)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$179.8	$272.2	$(92.4)	(34)%
Net cash provided by investing activities	$102.4	$168.9	$(66.5)	(39)%
Net cash used in financing activities	$(651.0)	$(241.6)	$(409.4)	169%

Operating Activities

Net cash provided by operations decreased primarily due to higher payments to suppliers and for restructuring costs, partially offset by higher collections.

Investing Activities

Net cash provided by investing activities decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the $175.0 million payment for the acquisition of Apstra, partially offset by a $107.5 million increase in the net proceeds from sales, maturities and redemptions of investments.

Financing Activities

Net cash used in financing activities increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the $423.8 million redemption of debt during the three months ended March 31, 2021.

Capital Return

During the three months ended March 31, 2021, we repurchased 5.1 million shares of our common stock in the open market for an aggregate purchase price of $125.0 million at an average price of $24.45 per share.

As of March 31, 2021, there was approximately $1.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

We declared and paid a quarterly cash dividend of $0.20 per share, totaling $65.2 million during the three months ended March 31, 2021. Although we remain committed to paying our dividend, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2021.

Revolving Credit Facility

We have an unsecured revolving credit facility, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of March 31, 2021, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of additional shares of our common stock, and payment of cash dividends on our common stock. Since the enactment of the Tax Cuts and Jobs Act, we have repatriated a significant amount of cash, cash equivalents, and investments from outside of the U.S., and plan to continue to repatriate on an ongoing basis, subject to our consideration of strategic overseas investments. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

Factors That May Affect Future Results

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. Some of these risks are highlighted in the following discussion, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk. Investors should carefully consider all relevant risks before investing in our securities. The occurrence of any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, operating results, and stock price.

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers. While the majority of our global workforce has been working remotely since March 2020, we continue to implement our four-phased approach to office reopening. We will continue to follow the guidance of local and national governments, including monitoring the health of employees who have returned to our offices and limiting the gathering size of employee groups in indoor spaces. If the COVID-19 pandemic and the reopening process has a substantial impact on our employees, partners or customers health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted.

Moreover, the conditions caused by the pandemic may affect the overall demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors also faced manufacturing challenges. This has resulted in extended lead-times to our customers and increased logistics costs, which negatively impacted our ability to recognize revenue and decreased our gross margins for these periods. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products .

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
•ability to fulfill orders received in a timely manner due to disruptions and shortages in our global supply chain;
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

Our acquisitions or divestitures of businesses could disrupt our business and harm our financial condition and stock price, and equity issued as consideration for acquisitions may dilute the ownership of our stockholders. We have made, and may continue to make, acquisitions in order to enhance our business and invest significant resources to integrate the businesses we acquire. The success of each acquisition depends in part on our ability to realize the business opportunities and manage numerous risks, including, but not limited to: problems combining the purchased operations, technologies or products, unanticipated costs, higher operating expenses, liabilities, litigation, diversion of management's time and attention, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

Acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control. There can be no assurance that our previous or future acquisitions will be successful or that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy. Further, we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future, divest businesses, product lines, or assets. These initiatives may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments and no assurance can be given that any acquisitions or divestitures will not materially adversely affect our business, operating results or financial condition.

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), incur tax expenses, record goodwill and amortizable intangible assets as well as restructuring and other related expenses. We may incur additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs thereby limiting our ability to borrow. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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

Our strategy to expand our software business could adversely affect our competitive position. The success of our strategy to expand our software business is subject to a number of risks and uncertainties, including but not limited to:

•the additional development efforts and costs required to create new software products and to make our products compatible with multiple technologies;
•the possibility that our current or new software products may not achieve widespread customer adoption;
•the possibility that our strategy could erode our revenue and gross margins;
•the impact on our financial results of longer periods of revenue recognition for certain types of software products and changes in tax treatment associated with software sales;
•the additional costs associated with both domestic and international regulatory compliance, data protection, privacy and security laws, industry data security standards, and changes we need to make to our distribution chain in connection with increased software sales;
•the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third-party products; and
•issues with third-party technologies used with our software products, which may be attributed to us.

If any of our current or new software products or business strategies do not gain market acceptance or meet our expectations for growth, our ability to meet future financial targets may be adversely affected and our competitive position and our business and financial results could be harmed.

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

Our products incorporate and rely upon licensed third-party technology. We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms and some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing on the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Third-party technology we incorporate into our products that is deemed to infringe on the intellectual property of others may result, and in some cases has resulted, in limitations on our ability to source technology from those third parties, restrictions on our ability to sell products that incorporate the infringing technology, increased exposure to liability that we will be held responsible for incorporating the infringing technology in our products, and increased costs involved in removing that technology from our products or developing substitute technology. Our inability to comply with, maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business and results of operations.

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

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufactures, and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there is currently a worldwide shortage of semiconductor products that has caused us to experience extended lead times for semiconductor products. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add additional manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers that include terms to protect us in the event of an early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms in the event of an early termination. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products, including delays due to the manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of COVID-19. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import tariffs, export restrictions, disruptions to our supply chain, pandemics, regional climate-related events, or regional conflicts.

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

•Supply-chain Disruption. Any disruptions to our supply chain, significant increase in component costs, or shortages of critical components, could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our supplier's plants or shipping delays due to efforts to limit the spread of COVID-19, market shortages due to the surge in demand, increases in prices, the imposition of regulations, quotas or embargoes on components, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy. For example, there is currently a worldwide shortage of semiconductor products that has caused us to experience extended lead times of over 50 weeks on some semiconductor products, and we expect these extended lead times for semiconductor products to continue for the foreseeable future, which may impact our production and delivery schedules or affect the price of semiconductor products. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, during fiscal 2020, the COVID-19 pandemic caused us to experience supply constraints due to both constrained manufacturing capacity, particularly in China and Malaysia, as well as component parts shortages as our component vendors were also facing manufacturing challenges, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue in each quarter. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic as well as the world-wide distribution of the vaccines for COVID-19 could result in an unforeseen disruption to our supply chain that could impact our operations.

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. On an ongoing and regular basis, we have been, and expect to be, subject to cyberattacks and attempted intrusions on our networks and systems by a wide range of actors, including, but not limited to, nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). We expect our third-party vendors to be subject to similar cyberattacks and attempted intrusions. The increasing occurrence of high-profile data breaches provides evidence of an environment increasingly hostile to information security.

Despite our security measures, and those of our third-party vendors, our information technology and infrastructure have experienced breaches and may be subject to or vulnerable to breaches or attacks in the future. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our manufacturing supply chain to embed malicious hardware, components and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition. Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. Further, when vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate.

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

Additionally, we could be subject to measures that regulate the security of the types of products we sell. Such regulations may result in increased costs and delays in product releases and changes in features to achieve compliance which may impact customer demand for our products, and result in regulatory investigations, potential fines, and litigation in connection with a compliance concern, security breach or related issue, and potential liability to third parties arising from such breaches. Further, in response to actual or anticipated cybersecurity regulations or contractual security requirements negotiated with our customers, we may need to make changes to existing policies, processes and supplier relationships that could impact product offerings, release schedules and service response times, which could adversely affect the demand for and sales of our products and services. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the systems and processes of and IT services provided by third parties, and the interfaces between the two. For example, IBM currently provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices, and end user support including service desk. On October 8, 2020, IBM announced its intention to spin-off its Managed Infrastructure Services (the “IBM Spin-off”), which provides services to us, into a new, publicly traded company. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, including any material, unforeseen transition issues that arise in connection with the IBM Spin-off, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

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

Further, increased patent litigation brought by non-practicing entities may result, and in some cases has resulted, in our customers requesting or requiring us to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition, and results of operations. Regardless of the merit of these claims, they may require us to develop alternative technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, even arguably unmeritorious claims may be settled at significant costs to us because of the potential for high awards of damages or injunctive relief.

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

Moreover, our customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating and implementing regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

Governmental regulations, economic sanctions and other legal restrictions that affect international trade in items or affect other disposition of our products and component parts could negatively affect our revenues and operating results. The U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products are telecommunications products and contain or use encryption technology and, consequently, are subject to restrictions. The scope, nature, and severity of such controls vary widely across different countries and may change frequently over time. In many cases, these government restrictions require a license prior to importing or exporting a good. Such licensing requirements can introduce delays into our operations as we must apply for the license and wait for government officials to process it; it is possible that lengthy delays will lead to the cancellation of orders by customers. Moreover, if we fail to obtain necessary licenses prior to importing or exporting covered goods, we can be subject to government sanctions, including monetary penalties. Government restrictions on the import or export of technology can restrict our ability to manufacture and sell our products, which can affect negatively our revenues and operating results.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China, Russia, and other regions. As a result, Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). On March 22, 2021, U.S. regulations titled Securing the Information and Communications Technology and Services Supply Chain, commonly known as the “ICTS Rule,” became effective, which authorizes the U.S. Department of Commerce to counter perceived international threats to the U.S. supply chain for a potentially wide range of transactions involving information and communications technology or services. Many aspects of the ICTS Rule are unclear, including the scope of affected transaction types and the manner in which the ICTS Rule will be implemented. Consequently, the ICTS Rule introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

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

•The General Data Protection Regulation, which became effective in May 2018, imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the E.U. Commission to legitimize the transfer of personal data outside of the E.U. to certain jurisdictions, including the United States. The standard contractual clauses have been subject to legal challenge. In relation to the “Schrems II” decision by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanism, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing of data on our behalf. We may face reluctance or resistance by our current and prospective customers to use our products and services. Further, we may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, both we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

•On January 31, 2020, the United Kingdom ("U.K.") withdrew from the European Union ("EU"), commonly referred to as "Brexit". There is significant uncertainty related to how data flows in and out of the U.K. will be affected if the U.K. does not receive a final adequacy decision. We may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties depending on the outcome of the adequacy discussions.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of March 31, 2021, our goodwill was $3,753.3 million, and our purchased intangible assets were $335.1 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results. Our future effective tax rates and the amount of our taxable income could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. Our future effective tax rate may be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance.

Currently, as part of a plan to modernize the nation’s infrastructure, the U.S. President has proposed raising taxes on corporations by increasing the federal statutory rate and eliminating certain favorable provisions, some of which were adopted in the Tax Cuts and Jobs Act of 2017. If adopted, these proposals may have a material effect on the Company’s earnings. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 37 countries, including the United States, has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Additional changes to tax laws are likely to occur, and such changes may adversely affect our tax liability.

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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our outstanding and future indebtedness. As of March 31, 2021, we had $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as (the "Notes"). In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”).

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

The elimination of LIBOR after June 2023 may affect our financial results. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors, which are relevant to the Company will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to the Company on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended March 31, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
January 1 - January 31, 2021	—	$—	—	$1,325.0
February 1 - February 28, 2021	4.7	$24.50	4.7	$1,210.0
March 1 - March 31, 2021	0.4	$23.91	0.4	$1,200.0
Total	5.1		5.1
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

Item 5. Other Information
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended, require an issuer to disclose certain information in its annual and quarterly reports, as applicable, if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings related to Iran or with certain individuals or entities that are subject to specific U.S. economic sanctions during the relevant reporting period. In certain instances, such disclosure is required even where the activities, transactions or dealings are conducted in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382; however, on the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in the Russian Federation.

In the normal course of business, the Company or its subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the Company or its subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. In the quarter that ended March 31, 2021, as permitted and authorized by the OFAC General License, the Company filed notifications with and/or applied for import licenses and permits from the FSB. There are no gross revenues or net profits directly associated with these activities, and the Company and its subsidiaries do not distribute or sell products or provide services to the FSB. The Company expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Amendment No.4 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

10.2	Amendment No.5 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

10.3	Amendment No.6 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101	The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
++Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

April 30, 2021	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)