Form 10-Q
period 2021-06-30
JUNIPER NETWORKS INC
filed 2021-07-30
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 325,151,821 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 28, 2021.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Product	$759.2	$692.3	$1,431.6	$1,301.1
Service	413.1	394.0	815.1	783.2
Total net revenues	1,172.3	1,086.3	2,246.7	2,084.3
Cost of revenues:
Product	350.4	321.7	666.9	590.7
Service	140.0	145.0	282.3	294.7
Total cost of revenues	490.4	466.7	949.2	885.4
Gross margin	681.9	619.6	1,297.5	1,198.9
Operating expenses:
Research and development	245.8	241.0	500.5	473.5
Sales and marketing	257.8	224.2	510.5	463.4
General and administrative	71.0	59.1	132.1	118.4
Restructuring charges	21.6	4.8	40.9	13.7
Total operating expenses	596.2	529.1	1,184.0	1,069.0
Operating income	85.7	90.5	113.5	129.9
Loss on extinguishment of debt	—	—	(60.6)	—
Other expense, net	(10.9)	(4.4)	(15.9)	(15.5)
Income before income taxes	74.8	86.1	37.0	114.4
Income tax provision	12.8	24.9	6.1	32.8
Net income	$62.0	$61.2	$30.9	$81.6

Net income per share:
Basic	$0.19	$0.18	$0.09	$0.25
Diluted	$0.19	$0.18	$0.09	$0.24
Weighted-average shares used to compute net income per share:
Basic	324.5	331.0	325.4	330.9
Diluted	330.4	333.1	331.5	334.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$62.0	$61.2	$30.9	$81.6
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains, net	1.3	8.7	0.1	5.7
Net realized (gains) and losses reclassified into net income, net	(0.2)	(0.2)	(1.0)	0.3
Net change on available-for-sale debt securities, net	1.1	8.5	(0.9)	6.0
Cash flow hedges:
Change in net unrealized gains and (losses), net of tax benefit (provision) of $7.2 and $(7.3) during the three and six months ended June 30, 2021, respectively, and tax benefit (provision) of $(1.8) and $2.4 for the comparable periods in 2020, respectively	(19.7)	16.1	18.8	(8.8)
Net realized (gains) and losses reclassified into net income, net	(7.2)	6.1	(16.1)	7.5
Net change on cash flow hedges, net	(26.9)	22.2	2.7	(1.3)
Change in foreign currency translation adjustments	0.4	5.6	(1.5)	(9.1)
Other comprehensive (loss) income, net	(25.4)	36.3	0.3	(4.4)
Comprehensive income	$36.6	$97.5	$31.2	$77.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986.7	$1,361.9
Short-term investments	335.5	412.1
Accounts receivable, net of allowances	768.3	964.1
Inventory*	211.5	210.2
Prepaid expenses and other current assets*	344.1	322.9
Total current assets	2,646.1	3,271.2
Property and equipment, net	725.1	762.3
Operating lease assets	180.9	184.6
Long-term investments	493.2	656.6
Purchased intangible assets, net	315.3	266.7
Goodwill	3,754.1	3,669.6
Other long-term assets	608.7	567.3
Total assets	$8,723.4	$9,378.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$259.8	$277.0
Accrued compensation	264.2	270.7
Deferred revenue	891.2	867.3
Short-term portion of long-term debt	—	421.5
Other accrued liabilities	275.7	324.6
Total current liabilities	1,690.9	2,161.1
Long-term debt	1,694.4	1,705.8
Long-term deferred revenue	440.1	418.5
Long-term income taxes payable	324.5	312.5
Long-term operating lease liabilities	160.7	163.5
Other long-term liabilities	71.9	73.4
Total liabilities	4,382.5	4,834.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 324.0 shares and 327.7 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	7,042.8	7,156.9
Accumulated other comprehensive income	55.9	55.6
Accumulated deficit	(2,757.8)	(2,669.0)
Total stockholders' equity	4,340.9	4,543.5
Total liabilities and stockholders' equity	$8,723.4	$9,378.3
_______________________
(*): The prior period amount has been reclassified to conform to the current period presentation. Previously, Inventory was reported as Prepaid expenses and other current assets.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$30.9	$81.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	108.0	86.0
Depreciation, amortization, and accretion	120.9	106.0
Operating lease assets expense	24.8	21.0
Loss on extinguishment of debt	60.6	—
Other	4.7	3.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	195.1	124.7
Prepaid expenses and other assets	(55.4)	(38.7)
Accounts payable	(18.5)	20.6
Accrued compensation	(4.4)	(11.7)
Income taxes payable	(3.4)	0.9
Other accrued liabilities	(71.8)	(14.2)
Deferred revenue	45.5	(10.2)
Net cash provided by operating activities	437.0	369.8
Cash flows from investing activities:
Purchases of property and equipment	(41.1)	(43.8)
Purchases of available-for-sale debt securities	(314.4)	(546.2)
Proceeds from sales of available-for-sale debt securities	352.3	156.9
Proceeds from maturities and redemptions of available-for-sale debt securities	200.5	622.7
Purchases of equity securities	(6.1)	(3.6)
Proceeds from sales of equity securities	5.0	3.7
Payments for business acquisitions, net of cash and cash equivalents acquired	(175.0)	(0.2)
Other	(0.6)	—
Net cash provided by investing activities	20.6	189.5
Cash flows from financing activities:
Repurchase and retirement of common stock	(243.1)	(205.3)
Proceeds from issuance of common stock	28.9	27.6
Payment of dividends	(129.9)	(131.8)
Payment of debt	(423.8)	—
Payment for debt extinguishment costs	(58.3)	—
Other	(3.4)	4.8
Net cash used in financing activities	(829.6)	(304.7)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1.6)	(9.9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(373.6)	244.7
Cash, cash equivalents, and restricted cash at beginning of period	1,383.0	1,276.5
Cash, cash equivalents, and restricted cash at end of period	$1,009.4	$1,521.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2021	327.4	$7,110.9	$81.3	$(2,762.6)	$4,429.6
Net income	—	—	—	62.0	62.0
Other comprehensive loss, net	—	—	(25.4)	—	(25.4)
Issuance of common stock	0.8	0.5	—	—	0.5
Repurchase and retirement of common stock	(4.2)	(54.0)	—	(57.2)	(111.2)
Share-based compensation expense	—	50.1	—	—	50.1
Payments of cash dividends ($0.20 per share of common stock)	—	(64.7)	—	—	(64.7)
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9

	Three Months Ended June 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2020	331.0	$7,281.3	$(59.2)	$(2,831.4)	$4,390.7
Net income	—	—	—	61.2	61.2
Other comprehensive income, net	—	—	36.3	—	36.3
Issuance of common stock	0.8	0.5	—	—	0.5
Repurchase and retirement of common stock	(0.1)	(3.8)	—	1.7	(2.1)
Share-based compensation expense	—	44.0	—	—	44.0
Payments of cash dividends ($0.20 per share of common stock)	—	(66.3)	—	—	(66.3)
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net income	—	—	—	30.9	30.9
Other comprehensive income, net	—	—	0.3	—	0.3
Issuance of common stock	5.8	31.6	—	—	31.6
Repurchase and retirement of common stock	(9.5)	(123.4)	—	(119.7)	(243.1)
Share-based compensation expense	—	107.6	—	—	107.6
Payments of cash dividends ($0.40 per share of common stock)	—	(129.9)	—	—	(129.9)
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9

	Six Months Ended June 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	81.6	81.6
Other comprehensive loss, net	—	—	(4.4)	—	(4.4)
Issuance of common stock	6.4	27.6	—	—	27.6
Repurchase and retirement of common stock	(10.6)	(136.6)	—	(108.7)	(245.3)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	40.0	—	—	40.0
Share-based compensation expense	—	86.0	—	—	86.0
Payments of cash dividends ($0.40 per share of common stock)	—	(131.8)	—	—	(131.8)
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

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

Recent Accounting Standards Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU No. 2021-01 (Topic 848), Reference Rate Reform: Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The amendments were effective upon issuance and may be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact of the transition and disclosure requirements of the standard on its Condensed Consolidated Financial Statements.

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

Acquisition-related costs were not material during the three and six months ended June 30, 2021, and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2021 and December 31, 2020 (in millions):

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities	$90.8	$0.1	$(0.1)	$90.8	$76.5	$0.2	$—	$76.7
Certificates of deposit	15.3	—	—	15.3	32.9	—	—	32.9
Commercial paper	78.2	—	—	78.2	89.3	—	—	89.3
Corporate debt securities	482.8	2.8	(0.2)	485.4	632.0	5.5	(0.1)	637.4
Foreign government debt securities	7.6	—	—	7.6	4.6	—	—	4.6
Time deposits	64.2	—	—	64.2	255.6	—	—	255.6
U.S. government agency securities	26.6	0.1	—	26.7	65.3	0.2	—	65.5
U.S. government securities	146.6	0.4	—	147.0	232.8	1.0	—	233.8
Total fixed income securities	912.1	3.4	(0.3)	915.2	1,389.0	6.9	(0.1)	1,395.8
Privately-held debt and redeemable preferred stock securities	21.2	39.9	—	61.1	18.3	37.4	—	55.7
Total available-for-sale debt securities	$933.3	$43.3	$(0.3)	$976.3	$1,407.3	$44.3	$(0.1)	$1,451.5

Reported as:
Cash equivalents	$93.7	$—	$—	$93.7	$333.7	$—	$—	$333.7
Short-term investments	327.2	1.1	—	328.3	404.3	1.2	—	405.5
Long-term investments	491.2	2.3	(0.3)	493.2	651.0	5.7	(0.1)	656.6
Other long-term assets	21.2	39.9	—	61.1	18.3	37.4	—	55.7
Total	$933.3	$43.3	$(0.3)	$976.3	$1,407.3	$44.3	$(0.1)	$1,451.5

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$420.9	$422.0
Due between one and five years	491.2	493.2
Total	$912.1	$915.2

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company periodically assesses performance indicators of the investment by evaluating various factors such as (i) changes in the credit ratings and (ii) review of the issuer. As of June 30, 2021, the Company's unrealized loss of $0.3 million resulted from 147 investments that

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
were in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and six months ended June 30, 2021 and June 30, 2020.

During the three and six months ended June 30, 2021 and June 30, 2020, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2021 and December 31, 2020 (in millions):

	As of
	June 30, 2021	December 31, 2020
Equity investments with readily determinable fair value:
Money market funds	$387.1	$536.6
Mutual funds	31.9	29.3
Publicly-traded equity securities	7.2	6.6
Equity investments without readily determinable fair value:	145.1	146.2
Total equity securities	$571.3	$718.7

Reported as:
Cash equivalents	$370.3	$519.8
Short-term investments	7.2	6.6
Prepaid expenses and other current assets	10.4	9.9
Other long-term assets	183.4	182.4
Total	$571.3	$718.7

For the three and six months ended June 30, 2021 and June 30, 2020, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020 and 2021; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of June 30, 2021, the carrying value of restricted cash and investments was $71.3 million, of which $29.4 million was included in prepaid expenses and other current assets, and $41.9 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$986.7	$1,361.9
Restricted cash included in Prepaid expenses and other current assets	19.0	19.2
Restricted cash included in Other long-term assets	3.7	1.9
Total cash, cash equivalents, and restricted cash	$1,009.4	$1,383.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements at June 30, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed securities	$—	$90.8	$—	$90.8	$—	$76.7	$—	$76.7
Certificates of deposit	—	15.3	—	15.3	—	32.9	—	32.9
Commercial paper	—	78.2	—	78.2	—	89.3	—	89.3
Corporate debt securities	—	485.4	—	485.4	—	637.4	—	637.4
Foreign government debt securities	—	7.6	—	7.6	—	4.6	—	4.6
Time deposits	—	64.2	—	64.2	—	255.6	—	255.6
U.S. government agency securities	—	26.7	—	26.7	—	65.5	—	65.5
U.S. government securities	102.9	44.1	—	147.0	140.0	93.8	—	233.8
Privately-held debt and redeemable preferred stock securities	—	—	61.1	61.1	—	—	55.7	55.7
Total available-for-sale debt securities	102.9	812.3	61.1	976.3	140.0	1,255.8	55.7	1,451.5
Equity securities:
Money market funds	387.1	—	—	387.1	536.6	—	—	536.6
Mutual funds	31.9	—	—	31.9	29.3	—	—	29.3
Publicly-traded equity securities	7.2	—	—	7.2	6.6	—	—	6.6
Total equity securities	426.2	—	—	426.2	572.5	—	—	572.5
Derivative assets:
Foreign exchange contracts	—	29.2	—	29.2	—	38.0	—	38.0
Interest rate contracts	—	61.7	—	61.7	—	51.0	—	51.0
Total derivative assets	—	90.9	—	90.9	—	89.0	—	89.0
Total assets measured at fair value on a recurring basis	$529.1	$903.2	$61.1	$1,493.4	$712.5	$1,344.8	$55.7	$2,113.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(5.9)	$—	$(5.9)	$—	$(0.5)	$—	$(0.5)
Total derivative liabilities	—	(5.9)	—	(5.9)	—	(0.5)	—	(0.5)
Total liabilities measured at fair value on a recurring basis	$—	$(5.9)	$—	$(5.9)	$—	$(0.5)	$—	$(0.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$370.3	$93.7	$—	$464.0	$519.8	$333.7	$—	$853.5
Short-term investments	85.7	249.8	—	335.5	101.0	311.1	—	412.1
Long-term investments	24.4	468.8	—	493.2	45.6	611.0	—	656.6
Prepaid expenses and other current assets	10.5	22.5	—	33.0	9.9	28.0	—	37.9
Other long-term assets	38.2	68.4	61.1	167.7	36.2	61.0	55.7	152.9
Total assets measured at fair value	$529.1	$903.2	$61.1	$1,493.4	$712.5	$1,344.8	$55.7	$2,113.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(2.9)	$—	$(2.9)	$—	$(0.3)	$—	$(0.3)
Other long-term liabilities	—	(3.0)	—	(3.0)	—	(0.2)	—	(0.2)
Total liabilities measured at fair value on a recurring basis	$—	$(5.9)	$—	$(5.9)	$—	$(0.5)	$—	$(0.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and six months ended June 30, 2021, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and six months ended June 30, 2021, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e. when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of June 30, 2021, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,873.4 million and $2,386.6 million, respectively, based on observable market inputs (Level 2). The net carrying value of a contract manufacturer deposit of $66.4 million, reported within other long-term assets, in the Condensed Consolidated Balance Sheets approximates its fair value as of June 30, 2021. See Note 7, Other Financial Information, for further information on the contract manufacturer deposit.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	June 30, 2021	December 31, 2020
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$811.0	$722.1
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	300.0
Total designated derivatives	2,061.0	1,672.1

Non-designated derivatives	125.3	174.1
Total	$2,186.3	$1,846.2

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$21.4	$27.8
Foreign currency contracts	Other long-term assets	6.7	10.0
Interest rate lock contracts	Other long-term assets	53.7	30.7
Interest rate swap contracts	Other long-term assets	8.0	20.3
Total derivatives designated as hedging instruments		$89.8	$88.8
Derivatives not designated as hedging instruments	Other current assets	1.1	0.2
Total derivative assets		$90.9	$89.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$2.7	$0.2
Foreign currency contracts	Other long-term liabilities	3.0	0.2
Total derivatives designated as hedging instruments		$5.7	$0.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.1
Total derivative liabilities		$5.9	$0.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate 2030 Notes in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate 2041 Notes. The interest rate swaps will expire within ten years.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuance for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within five years or less.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $26.9 million and an unrealized gain of $26.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2021, respectively. The Company recognized an unrealized gain of $17.9 million and an unrealized loss of $11.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2020, respectively.

For foreign currency forward contracts, the Company reclassified a gain of $8.1 million and $18.1 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021, respectively, and a loss of $6.9 million and $8.3 million for the comparable periods ended June 30, 2020, respectively. As of June 30, 2021, an estimated $18.7 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and six months ended June 30, 2021 and June 30, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity during the six months ended June 30, 2021 was as follows (in millions):

Total
December 31, 2020	$3,669.6
Additions due to business combinations	84.5
June 30, 2021	$3,754.1

There were no impairments to goodwill during the three and six ended June 30, 2021 and June 30, 2020, respectively.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of June 30, 2021				As of December 31, 2020
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$903.8	$(628.9)	$(55.1)	$219.8	$823.5	$(598.2)	$(55.1)	$170.2
Customer relationships	136.3	(91.3)	(2.8)	42.2	129.2	(84.4)	(2.8)	42.0
Trade names and other	9.6	(5.3)	—	4.3	9.6	(4.1)	—	5.5
Total	1,049.7	(725.5)	(57.9)	266.3	962.3	(686.7)	(57.9)	217.7
Indefinite-lived intangible assets:
In-process research and development	49.0	—	—	49.0	49.0	—	—	49.0
Total purchased intangible assets	$1,098.7	$(725.5)	$(57.9)	$315.3	$1,011.3	$(686.7)	$(57.9)	$266.7

Amortization expense related to purchased intangible assets with finite lives was $19.8 million and $38.8 million for the three and six months ended June 30, 2021. Amortization expense related to purchased intangible assets with finite lives was $9.4 million and $19.3 million for the three and six months ended June 30, 2020. There were no significant impairment charges related to purchased intangible assets for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2021	$40.3
2022	72.8
2023	66.9
2024	47.4
2025	37.8
Thereafter	1.1
Total	$266.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2021	December 31, 2020
Production and service materials	$167.5	$158.1
Finished goods	54.8	63.8
Total inventory	$222.3	$221.9

Reported as:
Inventory	$211.5	$210.2
Other long-term assets	10.8	11.7
Total inventory	$222.3	$221.9

Deposit

The Company has a non-interest bearing deposit balance of $66.4 million, net of an unamortized discount balance of $4.7 million, to a contract manufacturer. The discount is calculated based on an imputed interest rate of 5.1% at June 30, 2021. The imputed interest will be amortized over the term of the deposit to interest income along with a corresponding charge to cost of revenues. The deposit is classified as other long-term asset on the Condensed Consolidated Balance Sheets.

Warranties

Changes during the six months ended June 30, 2021 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2020	$30.2
Provisions made during the period	19.4
Actual costs incurred during the period	(18.8)
Balance as of June 30, 2021	$30.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 12, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $14.2 million and $42.9 million included in deferred revenue at January 1, 2021 was recognized during the three and six months ended June 30, 2021, respectively. Service revenue of $212.5 million and $490.2 million included in deferred revenue at January 1, 2021 was recognized during the three and six months ended June 30, 2021, respectively.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2021 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$120.9	$102.3	$15.5	$3.1
Service(*)	1,225.2	798.3	350.2	76.7
Total	$1,346.1	$900.6	$365.7	$79.8
________________________________
(*)     Represents unearned service revenue allocated to the performance obligations not delivered or partially delivered as of June 30, 2021. The unearned service revenue is comprised of deferred revenue and non-cancellable contract revenue, which has not been invoiced yet.

Deferred Commissions

Deferred commissions were $30.6 million as of June 30, 2021. For the three and six months ended June 30, 2021, amortization expense for the deferred commissions was $42.5 million and $82.9 million, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$3.4	$9.3	$7.5	$24.4
Interest expense	(12.6)	(19.3)	(26.3)	(39.5)
(Loss) gain on investments, net	(1.2)	6.5	2.6	0.7
Other	(0.5)	(0.9)	0.3	(1.1)
Other expense, net	$(10.9)	$(4.4)	$(15.9)	$(15.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Restructuring Charges

During the first quarter of 2021, the Company initiated a restructuring plan (the "2021 Restructuring Plan") driven by recent acquisitions and strategic changes and designed to enable reinvestment in certain key priority areas, which resulted in severance, facility consolidations, contract terminations, and other exit related costs. The 2021 Restructuring Plan activities are expected to be substantially completed during the first half of 2022.

During the three and six months ended June 30, 2021, the Company recorded a $0.9 million benefit and $13.8 million charge related to severance for workforce reductions and $2.3 million and $6.9 million in facility consolidation costs, respectively. During the second quarter of 2021, the Company also recorded $20.2 million in contract termination and other costs, which included $5.3 million in impairment charges associated with the restructuring activities. These costs were reported as restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2021 Restructuring Plan and prior year plan (in millions):

	December 31, 2020	Charges	Cash Payments	Other	June 30, 2021
Severance	$50.7	$13.8	$(62.9)	$1.0	$2.6
Facility consolidations	—	6.9	(0.2)	(6.3)	0.4
Contract terminations and other	—	20.2	—	(5.3)	14.9
Total	$50.7	$40.9	$(63.1)	$(10.6)	$17.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	June 30, 2021	December 31, 2020
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2024	4.70%	$—	$265.8
4.350% fixed-rate notes ("2025-I Notes")	June 2025	4.47%	—	158.0
1.200% fixed-rate notes ("2025-II Notes")	December 2025	1.37%	400.0	400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	2,123.8
Unaccreted discount and debt issuance costs			(13.6)	(16.8)
Hedge accounting fair value adjustments(*)			8.0	20.3
Total			$1,694.4	$2,127.3
________________________________
(*)     Represents the fair value adjustments for interest rate swaps with an aggregate notional amount of $600.0 million. These interest rate swaps convert the fixed interest rates of certain Senior Notes to floating interest rates and are designated as fair value hedges. See Note 5, Derivative Instruments, for a discussion of the Company's interest rate swaps.

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

As of June 30, 2021, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of June 30, 2021, the Company was in compliance with all covenants and no amounts were outstanding under our credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends:
Per share	$0.20	$0.20	$0.40	$0.40
Amount	$64.7	$66.3	$129.9	$131.8

Repurchased under the 2018 Stock Repurchase Program:
Shares	4.2	—	9.3	10.3
Average price per share(*)	$26.34	$—	$25.30	$23.83
Amount	$110.0	$—	$235.0	$200.0
________________________________
(*)    $23.83 average price per share for the six months ended June 30, 2020 includes $200.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019.

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2021, the Company declared and paid a quarterly cash dividend of $0.20 per common share, totaling $64.7 million and $129.9 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2021.

Stock Repurchase Activities

During the six months ended June 30, 2021, the Company repurchased 9.3 million shares of its common stock in the open market for an aggregate purchase price of $235.0 million at an average price of $25.30 per share, under the 2018 Stock Repurchase Program.

As of June 30, 2021, there was approximately $1.1 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three and six months ended June 30, 2021 and June 30, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the six months ended June 30, 2021 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive income (loss) before reclassifications	0.1	18.8	(1.5)	17.4
Amount reclassified from accumulated other comprehensive income (loss)	(1.0)	(16.1)	—	(17.1)
Other comprehensive income (loss), net	(0.9)	2.7	(1.5)	0.3
Balance as of June 30, 2021	$33.2	$60.4	$(37.7)	$55.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of June 30, 2021, 10.0 million and 10.1 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activity and related information as of and for the six months ended June 30, 2021 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	19.9	$23.05
Granted(*)	3.3	23.95
Awards assumed upon the acquisition of Apstra	2.2	25.49
Vested	(4.4)	24.47
Canceled	(1.4)	24.25
Balance as of June 30, 2021	19.6	$23.08	1.4	$536.1
________________________________
(*)    Includes 1.3 million service-based, 1.5 million performance-based, and 0.5 million market-based RSUs and PSAs, as applicable. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and the ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues - Product	$1.0	$1.1	$2.3	$2.5
Cost of revenues - Service	3.9	3.4	8.4	7.6
Research and development	20.1	19.0	44.3	34.2
Sales and marketing	14.9	13.2	31.4	27.0
General and administrative	10.6	7.3	21.6	14.7
Total	$50.5	$44.0	$108.0	$86.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$2.5	$1.8	$5.2	$3.7
RSUs, RSAs, and PSAs	44.6	37.3	94.5	72.2
ESPP	3.4	4.9	8.3	10.1
Total	$50.5	$44.0	$108.0	$86.0

As of June 30, 2021, the total unrecognized compensation cost related to unvested share-based awards was $303.7 million to be recognized over a weighted-average period of 1.89 years.

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

Effective in the first quarter of fiscal 2021, the Company began reporting its revenue by customer solution in the following three categories: Automated WAN Solutions, Cloud-Ready Data Center, AI-Driven Enterprise. In addition, the Company began reporting Hardware Maintenance and Professional Services in the first quarter of fiscal 2021. The change provides for alignment on key growth drivers that is aligned with the Company's strategy.

The following table presents net revenues by customer solution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer Solutions:
Automated WAN Solutions	$396.1	$406.8	$782.5	$722.3
Cloud-Ready Data Center	201.9	157.6	359.3	332.0
AI-Driven Enterprise	195.1	152.7	356.3	296.1
Hardware Maintenance and Professional Services	379.2	369.2	748.6	733.9
Total	$1,172.3	$1,086.3	$2,246.7	$2,084.3

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cloud	$320.6	$285.5	$591.3	$547.4
Service Provider	443.7	436.2	881.9	811.7
Enterprise	408.0	364.6	773.5	725.2
Total	$1,172.3	$1,086.3	$2,246.7	$2,084.3

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas:
United States	$597.4	$547.3	$1,120.5	$1,076.7
Other	55.3	61.5	115.2	111.6
Total Americas	652.7	608.8	1,235.7	1,188.3
Europe, Middle East, and Africa	323.9	294.1	635.0	549.1
Asia Pacific	195.7	183.4	376.0	346.9
Total	$1,172.3	$1,086.3	$2,246.7	$2,084.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$74.8	$86.1	$37.0	$114.4
Income tax provision	$12.8	$24.9	$6.1	$32.8
Effective tax rate	17.1%	28.9%	16.5%	28.7%

The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, research and development ("R&D") tax credits, tax audit settlements, non-deductible compensation, cost sharing of stock-based compensation, and other transfer pricing adjustments.

The Company’s effective tax rate for the six months ended June 30, 2021 reflects the loss on extinguishment of debt of $60.6 million and other restructuring charges of $40.9 million in the period.

The Company's effective tax rate during the six months ended June 30, 2020 reflected the cumulative impact of cost sharing for stock-based compensation of $18.2 million, partially offset by a reduction of income tax reserves of $15.2 million, which includes interest of $1.7 million.

As of June 30, 2021, the total amount of gross unrecognized tax benefits was $118.9 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $3.5 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2017 tax year, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Net Income per Share

The Company computed basic and diluted net (loss) income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$62.0	$61.2	$30.9	$81.6
Denominator:
Weighted-average shares used to compute basic income per share	324.5	331.0	325.4	330.9
Dilutive effect of employee stock awards	5.9	2.1	6.1	3.8
Weighted-average shares used to compute diluted income per share	330.4	333.1	331.5	334.7
Net income per share:
Basic	$0.19	$0.18	$0.09	$0.25
Diluted	$0.19	$0.18	$0.09	$0.24

Anti-dilutive shares	0.6	7.6	1.8	6.1

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $1,795.0 million as of June 30, 2021.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 16. Subsequent Events

Dividend Declaration

On July 27, 2021, the Company announced that the Board declared a cash dividend of $0.20 per share of common stock to be paid on September 22, 2021 to stockholders of record as of the close of business on September 1, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” "Juniper," or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic and the global semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic and the global semiconductor shortage. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

•Automated WAN Solutions includes MX and PTX product lines, and ACX product line targeting the Metro market. It also includes the recently acquired Netrounds products that are part of Paragon Automation, our WAN Automation suite.

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

Our products and services address high-performance network requirements for our customers within our verticals: Cloud, Service Provider, and Enterprise who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. We are executing against our innovation roadmap as each of our industry verticals transitions to cloud architectures. We focus on compelling and differentiated use cases targeting the AI-Driven Enterprise, Automated WAN Solutions, and Cloud-Ready Data Center. We believe our understanding of high-performance networking technology and cloud architecture positions us to effectively capitalize on the industry transition to more automated, cost-efficient, and scalable networks.

COVID-19 Pandemic Update

The COVID-19 pandemic and the containment measures taken by governments and businesses are expected to continue to have a substantial negative impact on businesses around the world and on global, regional, and national economies. As a result, the pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers to limit the spread of COVID-19 and the availability and acceptance of COVID-19 vaccines as well as the effectiveness of the vaccines to new variants of this disease. The majority of our global workforce has been working remotely since March 2020, and we continue to implement our four-phased approach to office reopening. We will continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned or will be returning to our offices.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We have a global supply chain, which consists of primary manufacturing partners and component suppliers. During the second quarter of 2021, the supply constraints we continued to experience were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue.

Challenges to our supply chain due to the impact of the pandemic remain dynamic, and we continue to experience higher logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the second quarter of 2021. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to continue to maintain access to the capital markets enabled by our strong credit ratings. In the second quarter of 2021, we did not observe any material impairments of our assets or a significant change in the fair value of assets due to the pandemic.

We enter the third quarter of fiscal year 2021 with strong momentum and healthy backlog across all verticals. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. We continue to experience constrained supply, increased logistics costs, and accelerated customer demand, any of which could adversely impact our business, results of operations, and overall financial performance in future periods.

Global Semiconductor Shortage

There is a worldwide shortage of semiconductors impacting many industries, caused in-part by the COVID-19 pandemic. Similar to others, we are experiencing ongoing component shortages, which have resulted in extended lead times of certain products. We also experienced and may continue to experience increased component costs, which had a negative impact on our gross margin. During the past quarter, we experienced record product orders across all verticals and customer solutions; we believe some of the strength was attributable to industry supply chain challenges that were causing certain customers to place orders early to secure supply when needed. We continued to strengthen our supply chain and have increased inventory levels over the course of the last year. We continue to work closely with our suppliers to further enhance our resiliency and mitigate recent disruptions outside of our control. We believe that even with these actions, extended lead times will likely persist for at least the next few quarters. While the situation is dynamic, at this point in time we believe we will have access to sufficient semiconductor supply to meet our full-year financial forecast. Refer to Part II, Item 1A (Risk Factors) of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenues	$1,172.3	$1,086.3	$86.0	8%	$2,246.7	$2,084.3	$162.4	8%
Gross margin	$681.9	$619.6	$62.3	10%	$1,297.5	$1,198.9	$98.6	8%
Percentage of net revenues	58.2%	57.0%			57.8%	57.5%
Operating income	$85.7	$90.5	$(4.8)	(5)%	$113.5	$129.9	$(16.4)	(13)%
Percentage of net revenues	7.3%	8.3%			5.1%	6.2%
Net income	$62.0	$61.2	$0.8	1%	$30.9	$81.6	$(50.7)	(62)%
Percentage of net revenues	5.3%	5.6%			1.4%	3.9%
Net income per share:
Basic	$0.19	$0.18	$0.01	6%	$0.09	$0.25	$(0.16)	(64)%
Diluted	$0.19	$0.18	$0.01	6%	$0.09	$0.24	$(0.15)	(63)%

Operating cash flows					$437.0	$369.8	$67.2	18%
Stock repurchase plan activity	$110.0	$—	$110.0	N/M	$235.0	$200.0	$35.0	18%
Cash dividends declared per common stock	$0.20	$0.20	$—	—%	$0.40	$0.40	$—	—%
DSO	59	63	(4)	(6)%

					As of
					June 30, 2021	December 31, 2020	$ Change	% Change
Deferred revenue:
Deferred product revenue					$118.1	$104.7	$13.4	13%
Deferred service revenue					$1,213.2	$1,181.1	$32.1	3%
Total					$1,331.3	$1,285.8	$45.5	4%

Deferred revenue from customer solutions(*)					$355.8	$316.4	$39.4	12%
Deferred revenue from hardware maintenance and professional services					$975.5	$969.4	$6.1	1%
Total					$1,331.3	$1,285.8	$45.5	4%
______________________
N/M - Not meaningful
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased across all verticals during the three and six months ended June 30, 2021, compared to the same periods in 2020. Service net revenues increased primarily due to strong sales of support contracts, timing of renewals and professional services projects and to a lesser extent, software subscriptions.

Of our top ten customers for the second quarter of 2021, four were in Cloud, five were in Service Provider, and one was in Enterprise. Of these customers, two were located outside of the U.S.

•Gross Margin: The gross margin as a percentage of net revenues increased primarily from higher service gross margin mainly due to lower delivery costs and higher revenue.

•Operating Margin: The operating income as a percentage of net revenues decreased primarily due to higher personnel-related expenses driven by increases in variable compensation expense and headcount, and higher restructuring charges.

•Operating Cash Flows: Net cash provided by operations increased primarily due to higher collections, partially offset by higher supplier payments and headcount related restructuring costs.

•Capital Return: We continue to return capital to our stockholders. During the six months ended June 30, 2021, we repurchased 9.3 million shares of our common stock in the open market at an average price of $25.30 per share for an aggregate purchase price of $235.0 million. During the three and six months ended June 30, 2021, we paid a quarterly dividend of $0.20 per share, for an aggregate amount of $64.7 million and $129.9 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to higher revenues.

•Deferred Revenue: Total deferred revenue increased as of June 30, 2021, compared to December 31, 2020, primarily due to the growth of our software business and timing of maintenance support renewals.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$396.1	$406.8	$(10.7)	(3)%	$782.5	$722.3	$60.2	8%
Percentage of net revenues	33.8%	37.4%			34.8%	34.7%
Cloud-Ready Data Center	201.9	157.6	44.3	28%	359.3	332.0	27.3	8%
Percentage of net revenues	17.2%	14.5%			16.0%	15.9%
AI-Driven Enterprise	195.1	152.7	42.4	28%	356.3	296.1	60.2	20%
Percentage of net revenues	16.6%	14.1%			15.9%	14.2%
Hardware Maintenance and Professional Services	379.2	369.2	10.0	3%	748.6	733.9	14.7	2%
Percentage of net revenues	32.4%	34.0%			33.3%	35.2%
Total net revenues	$1,172.3	$1,086.3	$86.0	8%	$2,246.7	$2,084.3	$162.4	8%

Cloud	$320.6	$285.5	$35.1	12%	$591.3	$547.4	$43.9	8%
Percentage of net revenues	27.3%	26.3%			26.3%	26.3%
Service Provider	443.7	436.2	7.5	2%	881.9	811.7	70.2	9%
Percentage of net revenues	37.8%	40.2%			39.3%	38.9%
Enterprise	408.0	364.6	43.4	12%	773.5	725.2	48.3	7%
Percentage of net revenues	34.9%	33.5%			34.4%	34.8%
Total net revenues	$1,172.3	$1,086.3	$86.0	8%	$2,246.7	$2,084.3	$162.4	8%

Americas:
United States	$597.4	$547.3	$50.1	9%	$1,120.5	$1,076.7	$43.8	4%
Other	55.3	61.5	(6.2)	(10)%	115.2	111.6	3.6	3%
Total Americas	652.7	608.8	43.9	7%	1,235.7	1,188.3	47.4	4%
Percentage of net revenues	55.7%	56.0%			55.0%	57.1%
EMEA	323.9	294.1	29.8	10%	635.0	549.1	85.9	16%
Percentage of net revenues	27.6%	27.1%			28.3%	26.3%
APAC	195.7	183.4	12.3	7%	376.0	346.9	29.1	8%
Percentage of net revenues	16.7%	16.9%			16.7%	16.6%
Total net revenues	$1,172.3	$1,086.3	$86.0	8%	$2,246.7	$2,084.3	$162.4	8%

Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Total net revenues increased primarily due to increases in Cloud-Ready Data Center and AI-Driven Enterprise mainly driven by higher sales volume, offset by Automated WAN Solutions.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud, and to a lesser extent, Enterprise, partially offset by a decline in Service Provider.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Cloud, and to a lesser extent, Service Provider.

The Automated WAN Solutions revenue decrease was primarily driven by Cloud and to a lesser extent, Enterprise, partially offset by an increase in Service Provider.

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Total net revenues increased primarily due to increases across all customer solutions mainly driven by higher sales volume.

The Automated WAN Solutions revenue increase was primarily driven by Service Provider, partially offset by decline in Enterprise.

The AI-Driven Enterprise revenue increased across all verticals.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud and Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Software and Related Services	$172.5	$108.4	$64.1	59%	$315.4	$242.0	$73.4	30%
Percentage of net revenues	14.7%	10.0%			14.0%	11.6%
Total Security	$171.7	$154.5	$17.2	11%	$334.7	$301.1	$33.6	11%
Percentage of net revenues	14.6%	14.2%			14.9%	14.4%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product gross margin	$408.8	$370.6	$38.2	10%	$764.7	$710.4	$54.3	8%
Percentage of product revenues	53.8%	53.5%			53.4%	54.6%
Service gross margin	273.1	249.0	24.1	10%	532.8	488.5	44.3	9%
Percentage of service revenues	66.1%	63.2%			65.4%	62.4%
Total gross margin	$681.9	$619.6	$62.3	10%	$1,297.5	$1,198.9	$98.6	8%
Percentage of net revenues	58.2%	57.0%			57.8%	57.5%

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

Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to customer and product mix and lower logistics costs incurred related to COVID-19 pandemic, partially offset by higher intangible amortization associated with the acquisitions of 128 Technology, Apstra, and Netrounds and costs incurred due to supply constraints. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to higher intangible amortization associated with the acquisitions of Apstra, 128 Technology and Netrounds, and increased costs incurred due to supply constraints, partially offset by favorable mix. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$245.8	$241.0	$4.8	2%	$500.5	$473.5	$27.0	6%
Percentage of net revenues	21.0%	22.2%			22.3%	22.7%
Sales and marketing	257.8	224.2	33.6	15%	510.5	463.4	47.1	10%
Percentage of net revenues	22.0%	20.6%			22.7%	22.2%
General and administrative	71.0	59.1	11.9	20%	132.1	118.4	13.7	12%
Percentage of net revenues	6.1%	5.4%			5.9%	5.7%
Restructuring charges	21.6	4.8	16.8	350%	40.9	13.7	27.2	199%
Percentage of net revenues	1.8%	0.4%			1.8%	0.7%
Total operating expenses	$596.2	$529.1	$67.1	13%	$1,184.0	$1,069.0	$115.0	11%
Percentage of net revenues	50.9%	48.7%			52.7%	51.3%

Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Total operating expenses increased primarily due to higher variable compensation and higher restructuring costs, and to a lesser extent, increases in headcount-related costs.

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Total operating expenses increased primarily due to higher variable compensation and higher restructuring costs, and to a lesser extent, increases in headcount-related costs.

Loss on Extinguishment of Debt

During the six months ended June 30, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of the remainder of our outstanding Senior Notes maturing in 2024 and June 2025. The loss primarily consists of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$3.4	$9.3	$(5.9)	(63)%	$7.5	$24.4	$(16.9)	(69)%
Interest expense	(12.6)	(19.3)	6.7	(35)%	(26.3)	(39.5)	13.2	(33)%
(Loss) gain on investments, net	(1.2)	6.5	(7.7)	(118)%	2.6	0.7	1.9	271%
Other	(0.5)	(0.9)	0.4	(44)%	0.3	(1.1)	1.4	(127)%
Total other expense, net	$(10.9)	$(4.4)	$(6.5)	148%	$(15.9)	$(15.5)	$(0.4)	3%
Percentage of net revenues	(0.9)%	(0.4)%			(0.7)%	(0.7)%

Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Total other expense, net increased primarily due to lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance and losses on certain equity investments. This was partially offset by lower interest expense as a result of lower interest rate debt portfolio.

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Total other expense, net increased primarily due to lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance. This was partially offset by lower interest expense as a result of lower interest rate debt portfolio.

Income Tax (Benefit) Provision

The following table presents income tax (benefit) provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax (benefit) provision	$12.8	$24.9	$(12.1)	(49)%	$6.1	$32.8	$(26.7)	(81)%
Effective tax rate	17.1%	28.9%			16.5%	28.7%

The effective tax rate decreased during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to a change in the effect of discrete items in the comparative periods. For further explanation of our income tax (benefit) provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2021	December 31, 2020	$ Change	% Change
Working capital	$955.2	$1,110.1	$(154.9)	(14)%

Cash and cash equivalents	$986.7	$1,361.9	$(375.2)	(28)%
Short-term investments	335.5	412.1	(76.6)	(19)%
Long-term investments	493.2	656.6	(163.4)	(25)%
Total cash, cash equivalents, and investments	1,815.4	2,430.6	(615.2)	(25)%
Short-term portion of long-term debt	—	421.5	(421.5)	(100)%
Long-term debt	1,694.4	1,705.8	(11.4)	(1)%
Cash, cash equivalents, and investments, net of debt	$121.0	$303.3	$(182.3)	(60)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$437.0	$369.8	$67.2	18%
Net cash provided by investing activities	$20.6	$189.5	$(168.9)	(89)%
Net cash used in financing activities	$(829.6)	$(304.7)	$(524.9)	172%

Operating Activities

Net cash provided by operations increased primarily due to higher collections, partially offset by higher supplier payments and headcount related restructuring costs.

Investing Activities

Net cash provided by investing activities decreased during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the $175.0 million payment for the acquisition of Apstra in January 2021.

Financing Activities

Net cash used in financing activities increased during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the $423.8 million redemption of debt and $58.3 million payment for debt extinguishment costs during the six months ended June 30, 2021.

Capital Return

During the six months ended June 30, 2021, we repurchased 9.3 million shares of our common stock in the open market for an aggregate purchase price of $235.0 million at an average price of $25.30 per share.

As of June 30, 2021, there was approximately $1.1 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

We declared and paid a quarterly cash dividend of $0.20 per share, totaling $64.7 million and $129.9 million during the three and six months ended June 30, 2021, respectively. Although we remain committed to paying our dividend, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2021.

Revolving Credit Facility

We have an unsecured revolving credit facility, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of June 30, 2021, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, partners, and customers. The majority of our global workforce has been working remotely since March 2020, and we continue to follow the guidance of local and national governments for employees who have returned or will be returning to our offices. If the COVID-19 pandemic and the reopening process has a substantial impact on our employees, partners or customers health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted.

Moreover, the conditions caused by the pandemic may affect the overall demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, either delay or accelerate customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, lengthen delivery times, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors also faced manufacturing challenges. This has resulted in extended lead-times to our customers and increased logistics costs, which negatively impacted our ability to recognize revenue and decreased our gross margins for these periods. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products.

The duration and extent of the impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease and its variants, the extent and effectiveness of containment actions, the world-wide distribution and acceptance of vaccines, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

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
•increased advance ordering by customers of our products due to industry-wide supply chain concerns and our increased lead times;
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
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, fires, or other natural disasters and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years and in 2021, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect or if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software, subscriptions, and professional support and maintenance services. In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. Further, we build certain products only when orders are received. Since the volume of orders received late in any given fiscal quarter remains unpredictable, if orders for custom products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period or meet our expected quarterly revenues. Similarly, if we were to take actions or events occur, which encourage customers to place orders or accept deliveries earlier than anticipated or our customers were to continue to accelerate ordering of our products in response to global supply constraints, extended lead-times or other market pressures, our ability to meet our expected revenues in future quarters could be adversely affected. We also determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. Any failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add additional manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers that include terms to protect us in the event of an early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products, including delays due to the manufacturing restrictions, travel restrictions and other restrictions to control the spread of COVID-19. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import tariffs, export restrictions, disruptions to our supply chain, pandemics, regional climate-related events, or regional conflicts.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy. For example, there is currently a worldwide shortage of semiconductor products that has caused us to experience extended lead times of over 50 weeks on some semiconductor products, and we expect these extended lead times for semiconductor products to continue for the foreseeable future, which may impact our production and delivery schedules or affect the price of semiconductor products. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to locate alternative sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, we experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages as our component vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic; however, we could still experience an unforeseen disruption to our supply chain that could impact our operations.

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. On an ongoing and regular basis, we have been, and expect to be, subject to cyberattacks and attempted intrusions on our networks and systems by a wide range of actors, including, but not limited to, nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). We expect our third-party vendors to be subject to similar cyberattacks, ransomware and distributed denial-of-service attacks, and attempted intrusions. The increasing occurrence of high-profile data breaches and ransomware attacks provides evidence of an environment increasingly hostile to information security.

Despite our security measures, and those of our third-party vendors, our information technology and infrastructure have experienced breaches and may be subject to or vulnerable to breaches or attacks, including ransomware and distributed denial-of-service attacks, in the future. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns or exploits security vulnerabilities of our products, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our manufacturing supply chain to embed malicious hardware, components and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition. Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused. Further, when vulnerabilities are discovered, we evaluate the risk, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the systems and processes of and IT services provided by third parties, and the interfaces between the two. For example, IBM currently provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices, and end user support including service desk. In October 2020, IBM announced its intention to spin-off its Managed Infrastructure Services (the “IBM Spin-off”), which provides services to us, into a new, publicly traded company. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. Since

IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, including any material, unforeseen transition issues that arise in connection with the IBM Spin-off, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel or if our existing personnel were harmed by COVID-19. Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales and marketing, and support personnel as well as to maintain the health of our personnel, including during the COVID-19 pandemic. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations and future growth prospects could suffer. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have or could impact our business include the following:

•The General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the European Union ("EU") Commission to legitimize the transfer of personal data outside of the EU to certain jurisdictions, including the United States. The standard contractual clauses have been subject to legal challenge. In relation to the “Schrems II” decision by the Court of Justice of the EU on July 16, 2020, and its impact on our data transfer mechanism, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing of data on our behalf. Further, in June 2021, the European Commission issued new standard contractual clauses that we will need to enter into with our customers, which will cause us to incur costs and allocate resources in order to manage the contract updating process. We may face reluctance or resistance by our current and prospective customers to use our products and services. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

•On January 31, 2020, the United Kingdom ("U.K.") withdrew from the EU, commonly referred to as "Brexit". There is significant uncertainty related to how data flows in and out of the U.K. will be affected if the U.K. does not receive a final adequacy decision. We may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties depending on the outcome of the adequacy discussions.

•Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. The effects of the California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020, and other similar laws may require us to modify our data processing practices and policies, adapt our goods and services, and incur substantial costs and expenses to comply. The CCPA also provides for civil penalties for violations and a private right of action for data breaches that may increase the frequency and cost associated with data breach litigation. Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020 and will come into effect on January 1, 2023, with a "lookback" period to January 1, 2022, significantly modifies the CCPA. Likewise, the Virginia Consumer Data Protection Act, which provides similar rights, will take effect on January 1, 2023. These modifications and any new legislation may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply.

•The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

•Both U.S. and non-U.S. governments are considering regulating artificial intelligence ("AI") and machine learning, which may impact our products and services and cause us to incur costs and expenses in order to comply. Specifically, the EU recently published a draft AI regulation; if passed, the new law would cause us to incur costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of June 30, 2021, our goodwill was $3,754.1 million, and our purchased intangible assets were $315.3 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

There are risks associated with our outstanding and future indebtedness. As of June 30, 2021, we had $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as (the "Notes"). In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”).

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

The elimination of LIBOR after June 2023 may affect our financial results. All LIBOR tenors, which are relevant to the Company will cease to be published or will no longer be representative after June 30, 2023, and therefore, any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee, or ARRC, and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended June 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
April 1 - April 30, 2021	0.5	$25.67	0.5	$1,187.5
May 1 - May 31, 2021	3.7	$26.43	3.7	$1,090.0
June 1 - June 30, 2021	—	$—	—	$1,090.0
Total	4.2		4.2
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

In the normal course of business, the Company or its subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the Company or its subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. In the quarter that ended June 30, 2021, as permitted and authorized by the OFAC General License, the Company filed notifications with and/or applied for import licenses and permits from the FSB. There are no gross revenues or net profits directly associated with these activities, and the Company and its subsidiaries do not distribute or sell products or provide services to the FSB. The Company expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Amendment No.7 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

10.2	Amendment No.8 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

10.3	Amendment No.9 to the Master Services Agreement, dated as of December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101	The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
++Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

July 30, 2021	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)