Form 10-Q
period 2021-09-30
JUNIPER NETWORKS INC
filed 2021-10-29
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 325,181,113 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 27, 2021.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Product	$771.9	$733.7	$2,203.5	$2,034.8
Service	416.9	404.5	1,232.0	1,187.7
Total net revenues	1,188.8	1,138.2	3,435.5	3,222.5
Cost of revenues:
Product	343.4	327.7	1,010.3	918.4
Service	153.2	152.7	435.5	447.4
Total cost of revenues	496.6	480.4	1,445.8	1,365.8
Gross margin	692.2	657.8	1,989.7	1,856.7
Operating expenses:
Research and development	251.8	242.4	752.3	715.9
Sales and marketing	263.4	229.3	773.9	692.7
General and administrative	55.0	59.8	187.1	178.2
Restructuring charges	1.9	1.2	42.8	14.9
Total operating expenses	572.1	532.7	1,756.1	1,601.7
Operating income	120.1	125.1	233.6	255.0
Loss on extinguishment of debt	—	—	(60.6)	—
Other expense, net	(8.3)	(13.5)	(24.2)	(29.0)
Income before income taxes	111.8	111.6	148.8	226.0
Income tax provision (benefit)	22.9	(33.8)	29.0	(1.0)
Net income	$88.9	$145.4	$119.8	$227.0

Net income per share:
Basic	$0.27	$0.44	$0.37	$0.69
Diluted	$0.27	$0.43	$0.36	$0.68
Weighted-average shares used to compute net income per share:
Basic	324.0	330.9	325.0	330.9
Diluted	331.1	334.5	331.4	335.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$88.9	$145.4	$119.8	$227.0
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains (losses)	(0.6)	0.5	(0.5)	6.2
Net realized gains reclassified into net income	(0.1)	(0.8)	(1.1)	(0.5)
Net change on available-for-sale debt securities	(0.7)	(0.3)	(1.6)	5.7
Cash flow hedges:
Change in net unrealized gains (losses)	(4.2)	29.8	14.6	21.0
Net realized (gains) and losses reclassified into net income	(5.4)	1.0	(21.5)	8.5
Net change on cash flow hedges	(9.6)	30.8	(6.9)	29.5
Change in foreign currency translation adjustments	(1.6)	7.6	(3.1)	(1.5)
Other comprehensive (loss) income, net	(11.9)	38.1	(11.6)	33.7
Comprehensive income	$77.0	$183.5	$108.2	$260.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,010.7	$1,361.9
Short-term investments	321.1	412.1
Accounts receivable, net of allowances	774.3	964.1
Inventory*	223.2	210.2
Prepaid expenses and other current assets*	410.3	322.9
Total current assets	2,739.6	3,271.2
Property and equipment, net	715.4	762.3
Operating lease assets	174.1	184.6
Long-term investments	504.0	656.6
Purchased intangible assets, net	295.1	266.7
Goodwill	3,754.1	3,669.6
Other long-term assets	539.1	567.3
Total assets	$8,721.4	$9,378.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269.7	$277.0
Accrued compensation	240.9	270.7
Deferred revenue	829.8	867.3
Short-term debt	—	421.5
Other accrued liabilities	298.7	324.6
Total current liabilities	1,639.1	2,161.1
Long-term debt	1,692.0	1,705.8
Long-term deferred revenue	451.3	418.5
Long-term income taxes payable	327.2	312.5
Long-term operating lease liabilities	154.9	163.5
Other long-term liabilities	73.1	73.4
Total liabilities	4,337.6	4,834.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 325.1 shares and 327.7 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	7,036.8	7,156.9
Accumulated other comprehensive income	44.0	55.6
Accumulated deficit	(2,697.0)	(2,669.0)
Total stockholders' equity	4,383.8	4,543.5
Total liabilities and stockholders' equity	$8,721.4	$9,378.3
_______________________
(*): The prior period amount has been reclassified to conform to the current period presentation. Previously, Inventory was reported as Prepaid expenses and other current assets.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$119.8	$227.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	162.9	138.7
Depreciation, amortization, and accretion	179.3	158.0
Operating lease assets expense	34.5	31.5
Loss on extinguishment of debt	60.6	—
Other	6.5	2.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	189.1	126.1
Prepaid expenses and other assets	(70.8)	(43.8)
Accounts payable	(7.4)	50.2
Accrued compensation	(27.2)	(31.6)
Income taxes payable	1.9	(60.1)
Other accrued liabilities	(70.7)	(23.8)
Deferred revenue	(4.8)	(88.6)
Net cash provided by operating activities	573.7	486.2
Cash flows from investing activities:
Purchases of property and equipment	(69.5)	(67.9)
Purchases of available-for-sale debt securities	(508.7)	(831.9)
Proceeds from sales of available-for-sale debt securities	422.3	198.7
Proceeds from maturities and redemptions of available-for-sale debt securities	331.8	746.6
Purchases of equity securities	(8.3)	(9.4)
Proceeds from sales of equity securities	5.6	4.6
Proceeds from Pulse note receivable	—	50.0
Payments for business acquisitions, net of cash and cash equivalents acquired	(175.0)	—
Other	—	(4.7)
Net cash (used in) provided by investing activities	(1.8)	86.0
Cash flows from financing activities:
Repurchase and retirement of common stock	(294.0)	(305.7)
Proceeds from issuance of common stock	56.0	54.5
Payment of dividends	(194.9)	(198.0)
Payment of debt	(423.8)	—
Payment for debt extinguishment costs	(58.3)	—
Other	(3.4)	4.8
Net cash used in financing activities	(918.4)	(444.4)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3.7)	(2.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(350.2)	125.3
Cash, cash equivalents, and restricted cash at beginning of period	1,383.0	1,276.5
Cash, cash equivalents, and restricted cash at end of period	$1,032.8	$1,401.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9
Net income	—	—	—	88.9	88.9
Other comprehensive loss, net	—	—	(11.9)	—	(11.9)
Issuance of common stock	2.8	27.1	—	—	27.1
Repurchase and retirement of common stock	(1.7)	(22.8)	—	(28.1)	(50.9)
Share-based compensation expense	—	54.7	—	—	54.7
Payments of cash dividends ($0.20 per share of common stock)	—	(65.0)	—	—	(65.0)
Balance at September 30, 2021	325.1	$7,036.8	$44.0	$(2,697.0)	$4,383.8

	Three Months Ended September 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2020	331.7	$7,255.7	$(22.9)	$(2,768.5)	$4,464.3
Net income	—	—	—	145.4	145.4
Other comprehensive income, net	—	—	38.1	—	38.1
Issuance of common stock	1.8	26.9	—	—	26.9
Repurchase and retirement of common stock	(4.2)	(54.3)	—	(46.1)	(100.4)
Share-based compensation expense	—	52.7	—	—	52.7
Payments of cash dividends ($0.20 per share of common stock)	—	(66.2)	—	—	(66.2)
Balance at September 30, 2020	329.3	$7,214.8	$15.2	$(2,669.2)	$4,560.8

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net income	—	—	—	119.8	119.8
Other comprehensive loss, net	—	—	(11.6)	—	(11.6)
Issuance of common stock	8.6	58.7	—	—	58.7
Repurchase and retirement of common stock	(11.2)	(146.2)	—	(147.8)	(294.0)
Share-based compensation expense	—	162.3	—	—	162.3
Payments of cash dividends ($0.60 per share of common stock)	—	(194.9)	—	—	(194.9)
Balance at September 30, 2021	325.1	$7,036.8	$44.0	$(2,697.0)	$4,383.8

	Nine Months Ended September 30, 2020
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	227.0	227.0
Other comprehensive income, net	—	—	33.7	—	33.7
Issuance of common stock	8.2	54.5	—	—	54.5
Repurchase and retirement of common stock	(14.8)	(190.9)	—	(154.8)	(345.7)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	40.0	—	—	40.0
Share-based compensation expense	—	138.7	—	—	138.7
Payments of cash dividends ($0.60 per share of common stock)	—	(198.0)	—	—	(198.0)
Balance at September 30, 2020	329.3	$7,214.8	$15.2	$(2,669.2)	$4,560.8

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

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

Acquisition-related costs were not material during the nine months ended September 30, 2021, and were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2021 and December 31, 2020 (in millions):

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$130.5	$—	$—	$130.5	$76.5	$0.2	$—	$76.7
Certificates of deposit	11.0	—	—	11.0	32.9	—	—	32.9
Commercial paper	86.7	—	—	86.7	89.3	—	—	89.3
Corporate debt securities	485.4	2.1	(0.2)	487.3	632.0	5.5	(0.1)	637.4
Foreign government debt securities	12.8	—	—	12.8	4.6	—	—	4.6
Time deposits	45.9	—	—	45.9	255.6	—	—	255.6
U.S. government agency securities	31.3	0.1	(0.1)	31.3	65.3	0.2	—	65.5
U.S. government securities	91.4	0.2	(0.1)	91.5	232.8	1.0	—	233.8
Total fixed income securities	895.0	2.4	(0.4)	897.0	1,389.0	6.9	(0.1)	1,395.8
Privately-held debt and redeemable preferred stock securities	20.7	39.9	—	60.6	18.3	37.4	—	55.7
Total available-for-sale debt securities	$915.7	$42.3	$(0.4)	$957.6	$1,407.3	$44.3	$(0.1)	$1,451.5

Reported as:
Cash equivalents	$79.2	$—	$—	$79.2	$333.7	$—	$—	$333.7
Short-term investments	312.7	1.1	—	313.8	404.3	1.2	—	405.5
Long-term investments	503.1	1.3	(0.4)	504.0	651.0	5.7	(0.1)	656.6
Other long-term assets	20.7	39.9	—	60.6	18.3	37.4	—	55.7
Total	$915.7	$42.3	$(0.4)	$957.6	$1,407.3	$44.3	$(0.1)	$1,451.5

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$391.9	$393.0
Due between one and five years	503.1	504.0
Total	$895.0	$897.0

For available-for-sale debt securities that have unrealized losses, the Company assesses impairment by evaluating various factors, including whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company periodically

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
assesses performance indicators of the investment by evaluating various factors such as (i) changes in the credit ratings and (ii) review of the issuer. As of September 30, 2021, the Company's unrealized loss of $0.4 million resulted from 184 investments that were primarily in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and nine months ended September 30, 2021 and September 30, 2020.

During the three and nine months ended September 30, 2021 and September 30, 2020, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2021 and December 31, 2020 (in millions):

	As of
	September 30, 2021	December 31, 2020
Equity investments with readily determinable fair value:
Money market funds	$531.9	$536.6
Mutual funds	32.5	29.3
Publicly-traded equity securities	7.3	6.6
Equity investments without readily determinable fair value:	146.9	146.2
Total equity securities	$718.6	$718.7

Reported as:
Cash equivalents	$515.2	$519.8
Short-term investments	7.3	6.6
Prepaid expenses and other current assets	10.5	9.9
Other long-term assets	185.6	182.4
Total	$718.6	$718.7

For the three and nine months ended September 30, 2021 and September 30, 2020, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020 and 2021; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of September 30, 2021, the carrying value of restricted cash and investments was $71.3 million, of which $28.8 million was included in prepaid expenses and other current assets, and $42.5 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,010.7	$1,361.9
Restricted cash included in Prepaid expenses and other current assets	18.4	19.2
Restricted cash included in Other long-term assets	3.7	1.9
Total cash, cash equivalents, and restricted cash	$1,032.8	$1,383.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements at September 30, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$130.5	$—	$130.5	$—	$76.7	$—	$76.7
Certificates of deposit	—	11.0	—	11.0	—	32.9	—	32.9
Commercial paper	—	86.7	—	86.7	—	89.3	—	89.3
Corporate debt securities	—	487.3	—	487.3	—	637.4	—	637.4
Foreign government debt securities	—	12.8	—	12.8	—	4.6	—	4.6
Time deposits	—	45.9	—	45.9	—	255.6	—	255.6
U.S. government agency securities	—	31.3	—	31.3	—	65.5	—	65.5
U.S. government securities	68.7	22.8	—	91.5	140.0	93.8	—	233.8
Privately-held debt and redeemable preferred stock securities	—	—	60.6	60.6	—	—	55.7	55.7
Total available-for-sale debt securities	68.7	828.3	60.6	957.6	140.0	1,255.8	55.7	1,451.5
Equity securities:
Money market funds	531.9	—	—	531.9	536.6	—	—	536.6
Mutual funds	32.5	—	—	32.5	29.3	—	—	29.3
Publicly-traded equity securities	7.3	—	—	7.3	6.6	—	—	6.6
Total equity securities	571.7	—	—	571.7	572.5	—	—	572.5
Derivative assets:
Foreign exchange contracts	—	22.4	—	22.4	—	38.0	—	38.0
Interest rate contracts	—	60.0	—	60.0	—	51.0	—	51.0
Total derivative assets	—	82.4	—	82.4	—	89.0	—	89.0
Total assets measured at fair value on a recurring basis	$640.4	$910.7	$60.6	$1,611.7	$712.5	$1,344.8	$55.7	$2,113.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(9.8)	$—	$(9.8)	$—	$(0.5)	$—	$(0.5)
Total derivative liabilities	—	(9.8)	—	(9.8)	—	(0.5)	—	(0.5)
Total liabilities measured at fair value on a recurring basis	$—	$(9.8)	$—	$(9.8)	$—	$(0.5)	$—	$(0.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$515.2	$79.2	$—	$594.4	$519.8	$333.7	$—	$853.5
Short-term investments	49.2	271.9	—	321.1	101.0	311.1	—	412.1
Long-term investments	26.8	477.2	—	504.0	45.6	611.0	—	656.6
Prepaid expenses and other current assets	10.5	18.1	—	28.6	9.9	28.0	—	37.9
Other long-term assets	38.7	64.3	60.6	163.6	36.2	61.0	55.7	152.9
Total assets measured at fair value	$640.4	$910.7	$60.6	$1,611.7	$712.5	$1,344.8	$55.7	$2,113.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(5.2)	$—	$(5.2)	$—	$(0.3)	$—	$(0.3)
Other long-term liabilities	—	(4.6)	—	(4.6)	—	(0.2)	—	(0.2)
Total liabilities measured at fair value on a recurring basis	$—	$(9.8)	$—	$(9.8)	$—	$(0.5)	$—	$(0.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and nine months ended September 30, 2021, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and nine months ended September 30, 2021, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e., when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of September 30, 2021, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,865.8 million and $2,386.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivatives is summarized as follows (in millions):

	As of
	September 30, 2021	December 31, 2020
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$873.8	$722.1
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	300.0
Total designated derivatives	2,123.8	1,672.1

Non-designated derivatives	129.8	174.1
Total	$2,253.6	$1,846.2

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$17.4	$27.8
Foreign currency contracts	Other long-term assets	4.3	10.0
Interest rate lock contracts	Other long-term assets	54.8	30.7
Interest rate swap contracts	Other long-term assets	5.2	20.3
Total derivatives designated as hedging instruments		$81.7	$88.8
Derivatives not designated as hedging instruments	Other current assets	0.7	0.2
Total derivative assets		$82.4	$89.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$5.0	$0.2
Foreign currency contracts	Other long-term liabilities	4.6	0.2
Total derivatives designated as hedging instruments		$9.6	$0.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.1
Total derivative liabilities		$9.8	$0.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate 2030 Notes in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate 2041 Notes. The interest rate swaps will expire within nine years.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuance for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within four years or less.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $3.0 million and an unrealized gain of $23.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2021, respectively. The Company recognized an unrealized gain of $35.3 million and $24.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2020, respectively.

For foreign currency forward contracts, the Company reclassified a gain of $6.2 million and $24.3 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021, respectively, and a loss of $1.4 million and $9.8 million for the comparable periods ended September 30, 2020, respectively. As of September 30, 2021, an estimated $12.5 million of unrealized net gain within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and nine months ended September 30, 2021 and September 30, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity during the nine months ended September 30, 2021 was as follows (in millions):

Total
December 31, 2020	$3,669.6
Additions due to business combinations	84.5
September 30, 2021	$3,754.1

There were no impairments to goodwill during the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of September 30, 2021				As of December 31, 2020
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$903.8	$(644.8)	$(55.1)	$203.9	$823.5	$(598.2)	$(55.1)	$170.2
Customer relationships	136.3	(95.0)	(2.8)	38.5	129.2	(84.4)	(2.8)	42.0
Trade names and other	9.6	(5.9)	—	3.7	9.6	(4.1)	—	5.5
Total	1,049.7	(745.7)	(57.9)	246.1	962.3	(686.7)	(57.9)	217.7
Indefinite-lived intangible assets:
In-process research and development	49.0	—	—	49.0	49.0	—	—	49.0
Total purchased intangible assets	$1,098.7	$(745.7)	$(57.9)	$295.1	$1,011.3	$(686.7)	$(57.9)	$266.7

Amortization expense related to purchased intangible assets with finite lives was $20.2 million and $59.0 million for the three and nine months ended September 30, 2021. Amortization expense related to purchased intangible assets with finite lives was $9.4 million and $28.7 million for the three and nine months ended September 30, 2020. There were no significant impairment charges related to purchased intangible assets for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2021, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2021	$20.1
2022	72.8
2023	66.9
2024	47.4
2025	37.8
Thereafter	1.1
Total	$246.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2021	December 31, 2020
Production and service materials	$177.3	$158.1
Finished goods	56.3	63.8
Total inventory	$233.6	$221.9

Reported as:
Inventory	$223.2	$210.2
Other long-term assets	10.4	11.7
Total inventory	$233.6	$221.9

Deposit

During the third quarter of 2021, the Company's non-interest bearing deposit to a contract manufacturer has been reclassified from other long-term assets to other short-term assets on the Condensed Consolidated Balance Sheets because the deposit is now due on demand.

Warranties

Changes during the nine months ended September 30, 2021 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2020	$30.2
Provisions made during the period	30.7
Actual costs incurred during the period	(28.1)
Balance as of September 30, 2021	$32.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue

See Note 12, Segments, for disaggregated revenue by product and service, customer vertical, and geographic region.

Product revenue of $20.7 million and $63.6 million included in deferred revenue at January 1, 2021 was recognized during the three and nine months ended September 30, 2021, respectively. Service revenue of $162.7 million and $652.9 million included in deferred revenue at January 1, 2021 was recognized during the three and nine months ended September 30, 2021, respectively.

Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from noncancellable contracts for which the Company has not invoiced, has an obligation to perform, and revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of September 30, 2021 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$113.8	$95.4	$14.8	$3.6
Service	1,185.4	748.5	353.8	83.1
Total	$1,299.2	$843.9	$368.6	$86.7

Deferred Commissions

Deferred commissions were $29.1 million as of September 30, 2021. For the three and nine months ended September 30, 2021, amortization expense for the deferred commissions was $46.9 million and $129.8 million, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$3.0	$6.1	$10.5	$30.4
Interest expense	(12.2)	(19.1)	(38.5)	(58.5)
Gain on investments, net	0.7	2.0	3.3	2.7
Other	0.2	(2.5)	0.5	(3.6)
Other expense, net	$(8.3)	$(13.5)	$(24.2)	$(29.0)

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

In connection with the 2021 Restructuring Plan, we incurred charges of $1.9 million and $42.8 million for the three and nine months ended September 30, 2021, respectively. These costs were reported as restructuring charges in the Condensed Consolidated Statements of Operations.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities for the Company's 2021 Restructuring Plan and prior year plan (in millions):

	December 31, 2020	Charges	Cash Payments	Other	September 30, 2021
Severance	$50.7	$13.7	$(63.5)	$1.0	$1.9
Facility consolidations	—	8.4	(0.4)	(8.0)	—
Contract terminations and other	—	20.7	—	(5.4)	15.3
Total	$50.7	$42.8	$(63.9)	$(12.4)	$17.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	September 30, 2021	December 31, 2020
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2024	4.70%	$—	$265.8
4.350% fixed-rate notes ("2025-I Notes")	June 2025	4.47%	—	158.0
1.200% fixed-rate notes ("2025-II Notes")	December 2025	1.37%	400.0	400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	2,123.8
Unaccreted discount and debt issuance costs			(13.3)	(16.8)
Hedge accounting fair value adjustments(*)			5.3	20.3
Total			$1,692.0	$2,127.3
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

As of September 30, 2021, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of September 30, 2021, the Company was in compliance with all covenants and no amounts were outstanding under its credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends:
Per share	$0.20	$0.20	$0.60	$0.60
Amount	$65.0	$66.2	$194.9	$197.9

Repurchased under the 2018 Stock Repurchase Program:
Shares	1.7	4.2	11.0	14.5
Average price per share(*)	$28.43	$23.93	$25.80	$23.86
Amount	$50.0	$100.0	$285.0	$300.0
________________________________
(*)    $23.86 average price per share for the nine months ended September 30, 2020 includes $300.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019.

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2021, the Company declared and paid a quarterly cash dividend of $0.20 per common share, totaling $65.0 million and $194.9 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2021.

Stock Repurchase Activities

During the nine months ended September 30, 2021, the Company repurchased 11.0 million shares of its common stock in the open market for an aggregate purchase price of $285.0 million at an average price of $25.80 per share under the 2018 Stock Repurchase Program.

As of September 30, 2021, there was approximately $1.0 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during the three and nine months ended September 30, 2021 and September 30, 2020.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the nine months ended September 30, 2021 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive income (loss) before reclassifications	(0.5)	14.6	(3.1)	11.0
Amount reclassified from accumulated other comprehensive income (loss)	(1.1)	(21.5)	—	(22.6)
Other comprehensive income (loss), net	(1.6)	(6.9)	(3.1)	(11.6)
Balance as of September 30, 2021	$32.5	$50.8	$(39.3)	$44.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of September 30, 2021, 5.9 million and 8.8 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activity and related information as of and for the nine months ended September 30, 2021 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	19.9	$23.05
Granted(*)	9.0	25.31
Awards assumed upon the acquisition of Apstra	2.2	25.49
Vested	(5.9)	24.08
Canceled	(2.1)	24.16
Balance as of September 30, 2021	23.1	$23.81	1.4	$634.9
________________________________
(*)    Includes 6.9 million service-based, 1.6 million performance-based, and 0.5 million market-based RSUs and PSAs, as applicable. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares purchased	1.4	1.3	2.8	2.7
Average exercise price per share	$19.88	$19.68	$19.81	$19.59

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues - Product	$1.5	$1.4	$3.8	$3.9
Cost of revenues - Service	4.7	4.0	13.1	11.6
Research and development	23.7	22.9	68.0	57.1
Sales and marketing	16.4	16.4	47.8	43.4
General and administrative	8.6	8.0	30.2	22.7
Total	$54.9	$52.7	$162.9	$138.7

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$2.2	$1.5	$7.4	$5.2
RSUs, RSAs, and PSAs	47.9	45.8	142.4	118.0
ESPP	4.8	5.4	13.1	15.5
Total	$54.9	$52.7	$162.9	$138.7

As of September 30, 2021, the total unrecognized compensation cost related to unvested share-based awards was $375.5 million to be recognized over a weighted-average period of 1.91 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer Solutions:
Automated WAN Solutions	$384.5	$437.2	$1,167.0	$1,159.5
Cloud-Ready Data Center	194.7	155.0	554.0	487.0
AI-Driven Enterprise	229.8	170.2	586.1	466.3
Hardware Maintenance and Professional Services	379.8	375.8	1,128.4	1,109.7
Total	$1,188.8	$1,138.2	$3,435.5	$3,222.5

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cloud	$303.3	$253.1	$894.6	$800.5
Service Provider	445.8	475.1	1,327.7	1,286.8
Enterprise	439.7	410.0	1,213.2	1,135.2
Total	$1,188.8	$1,138.2	$3,435.5	$3,222.5

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas:
United States	$609.2	$575.0	$1,729.7	$1,651.7
Other	55.6	49.3	170.8	160.9
Total Americas	664.8	624.3	1,900.5	1,812.6
Europe, Middle East, and Africa	336.3	321.1	971.3	870.2
Asia Pacific	187.7	192.8	563.7	539.7
Total	$1,188.8	$1,138.2	$3,435.5	$3,222.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$111.8	$111.6	$148.8	$226.0
Income tax provision (benefit)	$22.9	$(33.8)	$29.0	$(1.0)
Effective tax rate	20.5%	(30.3)%	19.5%	(0.4)%

The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, research and development tax credits, tax audit settlements, non-deductible compensation, cost sharing of stock-based compensation, and other transfer pricing adjustments.

The Company’s effective tax rate for the nine months ended September 30, 2021 reflects the loss on extinguishment of debt of $60.6 million and restructuring charges of $42.8 million in the period.

The Company’s effective tax rate for the nine months ended September 30, 2020 reflected the cumulative recognition of previously unrecognized tax benefits for transfer pricing of $54.5 million and the expiration of statutes of limitations of $15.2 million, partially offset by the cumulative impact of cost sharing for stock-based compensation of $18.2 million.

As of September 30, 2021, the total amount of gross unrecognized tax benefits was $122.5 million.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Net Income per Share

The Company computed basic and diluted net (loss) income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$88.9	$145.4	$119.8	$227.0
Denominator:
Weighted-average shares used to compute basic income per share	324.0	330.9	325.0	330.9
Dilutive effect of employee stock awards	7.1	3.6	6.4	4.3
Weighted-average shares used to compute diluted income per share	331.1	334.5	331.4	335.2
Net income per share:
Basic	$0.27	$0.44	$0.37	$0.69
Diluted	$0.27	$0.43	$0.36	$0.68

Anti-dilutive shares	0.6	3.4	0.7	5.5

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

Unconditional Purchase Obligations

In the third quarter of 2021, the Company executed a mutual Termination and Release agreement, which ended a 15-year Energy Services Agreement with a supplier, and fully released the Company from further obligations at no cost.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $2,073.0 million as of September 30, 2021.

Guarantees

The Company has financial guarantees consisting of standby letters of credit of $2.4 million and $29.0 million, as of September 30, 2021 and December 31, 2020, respectively.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 16. Subsequent Events

Dividend Declaration

On October 26, 2021, the Company announced that the Board declared a cash dividend of $0.20 per share of common stock to be paid on December 22, 2021 to stockholders of record as of the close of business on December 1, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc., which we refer to as “we,” “us,” "Juniper," or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic and global component shortages, including the semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic and global component shortages, including the semiconductor shortage. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

•Automated WAN Solutions includes MX and PTX product lines, and ACX product line targeting the Metro market. It also includes Netrounds products that are part of Paragon Automation, our WAN Automation suite.

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

COVID-19 Pandemic Update

The COVID-19 pandemic and the containment measures taken by governments and businesses are expected to continue to have a substantial negative impact on businesses around the world and on global, regional, and national economies. As a result, the pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control, such as restrictions on the physical movement of our employees, contract manufacturers, component suppliers, partners, and customers. The majority of our global workforce has been working remotely since March 2020, and we continue to implement our four-phased approach to office reopening. In order to maximize the protection of the health and safety of our employees working in our offices in the U.S. and India during the current voluntary return to office period, on September 15, 2021, we began requiring all personnel working onsite in these offices, or traveling for business on behalf of Juniper, to be fully vaccinated against COVID-19. We also require proof of vaccination for employees and guests returning to our sites, where permitted by local laws and regulations. In addition, we are following the September 9, 2021 Executive Order from the U.S. President, which requires all U.S. federal contractor employees, including those working remotely, to be “fully vaccinated” against COVID-19 by December 8, 2021. We will continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned or will be returning to our offices. Numerous ongoing emerging governmental regulations in the U.S. and other countries, including those regarding vaccination mandates and ongoing testing requirements, may negatively impact our operations and increase the complexity of managing the pandemic.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We have a global supply chain, which consists of primary manufacturing partners and component suppliers. During the third quarter of 2021, the supply constraints we continued to experience were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue.

Challenges to our supply chain due to the impact of the pandemic remain dynamic, and we continue to experience higher logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products as well as cost increases and extended shipping times for ocean transit that have increased our dependence on higher-cost air freight. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the third quarter of 2021. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to continue to maintain access to the capital markets enabled by our strong credit ratings. In the third quarter of 2021, we did not observe any material impairments of our assets or a significant change in the fair value of assets due to the pandemic.

We enter the fourth quarter of fiscal year 2021 with strong momentum and record backlog across all verticals. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. We continue to experience constrained supply, increased logistics costs, and accelerated customer demand, any of which could adversely impact our business, results of operations, and overall financial performance in future periods.

Global Component Shortage

There is a worldwide shortage of various components, including semiconductors, impacting many industries, caused in-part by the COVID-19 pandemic. Similar to others, we are experiencing ongoing component shortages, which have resulted in extended lead times of certain products and significant disruption to our production schedule. We also experienced and may continue to experience increased component costs, which have had a negative impact on our gross margin. During the past quarter, we continued to experience strong product orders across all verticals and customer solutions; we believe some of the strength was attributable to industry supply chain challenges that were causing certain customers to place orders early to secure supply when needed. We continue to work to resolve our supply chain challenges and have increased inventory levels and purchase commitments. We are working closely with our suppliers to further enhance our resiliency and mitigate the effects of recent disruptions outside of our control. We believe the extended lead times and increased cost will likely persist for at least the next few quarters. We expect to take pricing actions to mitigate the effects of rising component costs. While the situation is dynamic, at this point in time we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. Refer to Part II, Item 1A (Risk Factors) of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenues	$1,188.8	$1,138.2	$50.6	4%	$3,435.5	$3,222.5	$213.0	7%
Gross margin	$692.2	$657.8	$34.4	5%	$1,989.7	$1,856.7	$133.0	7%
Percentage of net revenues	58.2%	57.8%			57.9%	57.6%
Operating income	$120.1	$125.1	$(5.0)	(4)%	$233.6	$255.0	$(21.4)	(8)%
Percentage of net revenues	10.1%	11.0%			6.8%	7.9%
Net income	$88.9	$145.4	$(56.5)	(39)%	$119.8	$227.0	$(107.2)	(47)%
Percentage of net revenues	7.5%	12.8%			3.5%	7.0%
Net income per share:
Basic	$0.27	$0.44	$(0.17)	(39)%	$0.37	$0.69	$(0.32)	(46)%
Diluted	$0.27	$0.43	$(0.16)	(37)%	$0.36	$0.68	$(0.32)	(47)%

Operating cash flows					$573.7	$486.2	$87.5	18%
Stock repurchase plan activity	$50.0	$100.0	$(50.0)	(50)%	$285.0	$300.0	$(15.0)	(5)%
Cash dividends declared per common stock	$0.20	$0.20	$—	—%	$0.60	$0.60	$—	—%
DSO	59	60	(1)	(2)%

					As of
					September 30, 2021	December 31, 2020	$ Change	% Change
Deferred revenue:
Deferred product revenue					$108.0	$104.7	$3.3	3%
Deferred service revenue					$1,173.1	$1,181.1	$(8.0)	(1)%
Total					$1,281.1	$1,285.8	$(4.7)	—%

Deferred revenue from customer solutions(*)					$374.2	$316.4	$57.8	18%
Deferred revenue from hardware maintenance and professional services					$906.9	$969.4	$(62.5)	(6)%
Total					$1,281.1	$1,285.8	$(4.7)	—%
______________________
N/M - Not meaningful
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the Cloud and Enterprise verticals, partially offset by decline in the Service Provider vertical. The growth in the Cloud and Enterprise verticals was primarily driven by Cloud-Ready Data Center and AI-Driven Enterprise, and the decline in the Service Provider vertical was primarily driven by Automated WAN Solutions. Net revenues increased across all verticals and all customer solutions during the nine months ended September 30, 2021, compared to the same period in 2020. Service net revenues increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to strong sales of support contracts and software subscriptions.

Of our top ten customers for the third quarter of 2021, six were in Cloud, three were in Service Provider, and one was in Enterprise. Of these customers, one was located outside of the U.S.

•Gross Margin: The gross margin as a percentage of net revenues increased primarily from favorable customer and product mix, higher revenues, and lower delivery costs.

•Operating Margin: The operating income as a percentage of net revenues decreased primarily due to higher personnel-related expenses driven by increases in variable compensation expense and headcount, and higher restructuring charges.

•Operating Cash Flows: Net cash provided by operations increased primarily due to higher collections, partially offset by higher supplier payments and higher payments for employee compensation.

•Capital Return: We continue to return capital to our stockholders. During the nine months ended September 30, 2021, we repurchased 11.0 million shares of our common stock in the open market at an average price of $25.80 per share for an aggregate purchase price of $285.0 million. During the three and nine months ended September 30, 2021, we paid a quarterly dividend of $0.20 per share, for an aggregate amount of $65.0 million and $194.9 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to higher revenues.

•Deferred Revenue: Total deferred revenue decreased as of September 30, 2021, compared to December 31, 2020, primarily due to the timing of maintenance support renewals.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$384.5	$437.2	$(52.7)	(12)%	$1,167.0	$1,159.5	$7.5	1%
Percentage of net revenues	32.3%	38.4%			34.0%	36.0%
Cloud-Ready Data Center	194.7	155.0	39.7	26%	554.0	487.0	67.0	14%
Percentage of net revenues	16.4%	13.6%			16.1%	15.1%
AI-Driven Enterprise	229.8	170.2	59.6	35%	586.1	466.3	119.8	26%
Percentage of net revenues	19.3%	15.0%			17.1%	14.5%
Hardware Maintenance and Professional Services	379.8	375.8	4.0	1%	1,128.4	1,109.7	18.7	2%
Percentage of net revenues	32.0%	33.0%			32.8%	34.4%
Total net revenues	$1,188.8	$1,138.2	$50.6	4%	$3,435.5	$3,222.5	$213.0	7%

Cloud	$303.3	$253.1	$50.2	20%	$894.6	$800.5	$94.1	12%
Percentage of net revenues	25.5%	22.2%			26.0%	24.8%
Service Provider	445.8	475.1	(29.3)	(6)%	1,327.7	1,286.8	40.9	3%
Percentage of net revenues	37.5%	41.7%			38.6%	39.9%
Enterprise	439.7	410.0	29.7	7%	1,213.2	1,135.2	78.0	7%
Percentage of net revenues	37.0%	36.1%			35.4%	35.3%
Total net revenues	$1,188.8	$1,138.2	$50.6	4%	$3,435.5	$3,222.5	$213.0	7%

Americas:
United States	$609.2	$575.0	$34.2	6%	$1,729.7	$1,651.7	$78.0	5%
Other	55.6	49.3	6.3	13%	170.8	160.9	9.9	6%
Total Americas	664.8	624.3	40.5	6%	1,900.5	1,812.6	87.9	5%
Percentage of net revenues	55.9%	54.9%			55.3%	56.3%
EMEA	336.3	321.1	15.2	5%	971.3	870.2	101.1	12%
Percentage of net revenues	28.3%	28.2%			28.3%	27.0%
APAC	187.7	192.8	(5.1)	(3)%	563.7	539.7	24.0	4%
Percentage of net revenues	15.8%	16.9%			16.4%	16.7%
Total net revenues	$1,188.8	$1,138.2	$50.6	4%	$3,435.5	$3,222.5	$213.0	7%

Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Total net revenues increased primarily due to increases in AI-Driven Enterprise and Cloud-Ready Data Center mainly driven by higher sales volume, offset by Automated WAN Solutions.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Cloud, and to a lesser extent, Service Provider.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud, and to a lesser extent, Enterprise and Service Provider.

The Automated WAN Solutions revenue decrease was primarily driven by Service Provider and Enterprise, partially offset by an increase in Cloud.

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Total net revenues increased primarily due to increases across all customer solutions mainly driven by higher sales volume.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Cloud, and to a lesser extent, Service Provider.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud and Enterprise.

The Automated WAN Solutions revenue increase was primarily driven by Service Provider and Cloud, partially offset by a decline in Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Software and Related Services	$204.0	$122.0	$82.0	67%	$519.4	$364.0	$155.4	43%
Percentage of net revenues	17.2%	10.7%			15.1%	11.3%
Total Security	$160.4	$147.4	$13.0	9%	$495.2	$448.5	$46.7	10%
Percentage of net revenues	13.5%	13.0%			14.4%	13.9%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product gross margin	$428.5	$406.0	$22.5	6%	$1,193.2	$1,116.4	$76.8	7%
Percentage of product revenues	55.5%	55.3%			54.2%	54.9%
Service gross margin	263.7	251.8	11.9	5%	796.5	740.3	56.2	8%
Percentage of service revenues	63.3%	62.2%			64.7%	62.3%
Total gross margin	$692.2	$657.8	$34.4	5%	$1,989.7	$1,856.7	$133.0	7%
Percentage of net revenues	58.2%	57.8%			57.9%	57.6%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic and global semiconductor shortage. For more information on the impact of COVID-19 and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to favorable customer and product mix and higher revenue, partially offset by intangible amortization associated with the Netrounds, 128 Technology and Apstra acquisitions and elevated COVID-19 related supply chain costs. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to costs incurred due to supply constraints and higher intangible amortization associated with the acquisitions of Apstra, 128 Technology and Netrounds, partially offset by favorable customer and product mix and higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to lower delivery costs and higher revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$251.8	$242.4	$9.4	4%	$752.3	$715.9	$36.4	5%
Percentage of net revenues	21.1%	21.3%			22.0%	22.2%
Sales and marketing	263.4	229.3	34.1	15%	773.9	692.7	81.2	12%
Percentage of net revenues	22.2%	20.1%			22.5%	21.5%
General and administrative	55.0	59.8	(4.8)	(8)%	187.1	178.2	8.9	5%
Percentage of net revenues	4.6%	5.3%			5.4%	5.5%
Restructuring charges	1.9	1.2	0.7	58%	42.8	14.9	27.9	187%
Percentage of net revenues	0.2%	0.1%			1.2%	0.5%
Total operating expenses	$572.1	$532.7	$39.4	7%	$1,756.1	$1,601.7	$154.4	10%
Percentage of net revenues	48.1%	46.8%			51.1%	49.7%

Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Total operating expenses increased primarily due to higher variable compensation, and to a lesser extent, increases in headcount-related costs primarily due to the recent acquisitions.

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Total operating expenses increased primarily due to higher variable compensation and higher restructuring costs, and to a lesser extent, increases in headcount-related costs primarily due to the recent acquisitions.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of the remainder of our outstanding Senior Notes maturing in 2024 and June 2025. The loss primarily consists of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$3.0	$6.1	$(3.1)	(51)%	$10.5	$30.4	$(19.9)	(65)%
Interest expense	(12.2)	(19.1)	6.9	(36)%	(38.5)	(58.5)	20.0	(34)%
Gain on investments, net	0.7	2.0	(1.3)	(65)%	3.3	2.7	0.6	22%
Other	0.2	(2.5)	2.7	N/M	0.5	(3.6)	4.1	N/M
Total other expense, net	$(8.3)	$(13.5)	$5.2	(39)%	$(24.2)	$(29.0)	$4.8	(17)%
Percentage of net revenues	(0.7)%	(1.2)%			(0.7)%	(0.9)%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Total other expense, net, decreased primarily due to lower interest expense related to our debt portfolio, partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance.

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Total other expense, net, decreased primarily due to lower interest expense related to our debt portfolio, partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance.

Income Tax (Benefit) Provision

The following table presents income tax (benefit) provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax provision (benefit)	$22.9	$(33.8)	$56.7	N/M	$29.0	$(1.0)	$30.0	N/M
Effective tax rate	20.5%	(30.3)%			19.5%	(0.4)%
______________________
N/M - Not meaningful

The effective tax rate increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to a change in the effect of discrete items in the comparative periods. For further explanation of our income tax (benefit) provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Liquidity and Capital Resources

We have funded our business primarily through our operating activities and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2021	December 31, 2020	$ Change	% Change
Working capital	$1,100.5	$1,110.1	$(9.6)	(1)%

Cash and cash equivalents	$1,010.7	$1,361.9	$(351.2)	(26)%
Short-term investments	321.1	412.1	(91.0)	(22)%
Long-term investments	504.0	656.6	(152.6)	(23)%
Total cash, cash equivalents, and investments	1,835.8	2,430.6	(594.8)	(24)%
Short-term portion of long-term debt	—	421.5	(421.5)	(100)%
Long-term debt	1,692.0	1,705.8	(13.8)	(1)%
Cash, cash equivalents, and investments, net of debt	$143.8	$303.3	$(159.5)	(53)%

Summary of Cash Flows

The following table summarizes cash flow activity from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$573.7	$486.2	$87.5	18%
Net cash (used in) provided by investing activities	$(1.8)	$86.0	$(87.8)	(102)%
Net cash used in financing activities	$(918.4)	$(444.4)	$(474.0)	107%

Operating Activities

Net cash provided by operations increased primarily due to higher collections, partially offset by higher supplier payments and higher payments for employee compensation.

Investing Activities

During the nine months ended September 30, 2021, the payment for the acquisition of Apstra was $175.0 million and the payments for the purchases of property and equipment was $69.5 million, which were partially offset by the $242.7 million net proceeds from sales, maturities and redemptions of investment. During the nine months ended September 30, 2020, the net proceeds from sales, maturities and redemptions of investments was $108.6 million.

Financing Activities

Net cash used in financing activities increased during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the $423.8 million redemption of debt and $58.3 million payment for debt extinguishment costs during the nine months ended September 30, 2021.

Capital Return

During the nine months ended September 30, 2021, we repurchased 11.0 million shares of our common stock in the open market for an aggregate purchase price of $285.0 million at an average price of $25.80 per share.

As of September 30, 2021, there was approximately $1.0 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

We declared and paid a quarterly cash dividend of $0.20 per share, totaling $65.0 million and $194.9 million during the three and nine months ended September 30, 2021, respectively. Although we remain committed to paying our dividend, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2021.

Revolving Credit Facility

We have an unsecured revolving credit facility, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of September 30, 2021, we were in compliance with all covenants and no amounts were outstanding under our credit facility.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, component suppliers, partners, and customers. The majority of our global workforce has been working remotely since March 2020, and we continue to follow the guidance of local and national governments for employees who have returned or will be returning to our offices. If the COVID-19 pandemic and the reopening process have a substantial impact on our employees, partners, or customers health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Numerous ongoing emerging governmental regulations in the U.S. and other countries, including those regarding COVID-19 vaccination mandates and ongoing testing requirements, may negatively impact our operations and increase the complexity of managing the pandemic.

Moreover, the conditions caused by the pandemic may affect the overall demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, either delay or accelerate customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, lengthen delivery times, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors also faced manufacturing challenges. This has resulted in extended lead-times to our customers and increased logistics costs, which negatively impacted our ability to recognize revenue and decreased our gross margins for these periods, and may impact our ability to convert backlog into revenue. Our backlog may not be a reliable indicator of future operating results because a customer may cancel an order without significant penalty. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight.

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
•regional economic and political conditions which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, fires, or other natural disasters and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years and in 2021, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufactures, and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there is currently a worldwide shortage of key components, such as semiconductor products, that has caused us to experience increased prices and extended lead times for certain key components. The shortage of semiconductors has caused a significant disruption to our production schedule and may give rise to a substantial adverse effect on our financial condition or results of operations. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers that include terms to protect us in the event of an early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products, including delays due to the manufacturing restrictions, travel restrictions and other restrictions to control the spread of COVID-19. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, disruptions to our supply chain, pandemics, regional climate-related events, or regional conflicts.

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

•Supply-chain Disruption. Any disruptions to our supply chain, significant increase in component costs, or shortages of critical components, could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our supplier's plants or shipping delays due to efforts to limit the spread of COVID-19, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, the imposition of regulations, quotas or embargoes or tariffs on components or our products themselves, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy. For example, there is currently a worldwide shortage of semiconductor products that has caused us to experience increased prices and extended lead times of over 50 weeks on some semiconductor products, and we expect these increased prices and extended lead times for semiconductor products to continue for the foreseeable future, which may impact our production and delivery schedules or affect the price of semiconductor products. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to locate alternative sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, we experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages as our component vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic; however, we could still experience an unforeseen disruption to our supply chain that could impact our operations.

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. On an ongoing and regular basis, we have been, and expect to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions on our networks and systems by a wide range of actors, including, but not limited to, nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). We expect our third-party vendors to be subject to similar cyberattacks, ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions. The increasing occurrence of high-profile data breaches and ransomware attacks provides evidence of an environment increasingly hostile to information security.

Despite our security measures, and those of our third-party vendors, our information systems, infrastructure, and data have experienced breaches and may be subject to or vulnerable to breaches or attacks, including ransomware and distributed denial-of-service attacks, in the future. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns, or exploits security vulnerabilities or critical security defects of our products and services, which have not been remedied and cannot be disclosed without compromising security, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our software, including the open-source software used in our products, and our manufacturing supply chain to embed malicious hardware, components, and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused or other inevitable vulnerabilities or security defects. Further, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate. Exploitation of vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the systems and processes of and IT services provided by third parties, and the interfaces between the two. For example, IBM currently provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices, and end user support including service desk. In October 2020, IBM announced its intention to spin-off its Managed Infrastructure Services (the “IBM Spin-off”), which provides services to us, into a new, publicly traded company. These cloud providers, third party providers, and off-site facilities are vulnerable to damage, interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, including any material, unforeseen transition issues that arise in connection with the IBM Spin-off, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel or if our existing personnel were harmed by COVID-19. Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales, marketing, and support personnel, which may be impacted by various COVID-19 vaccine and testing mandates, as well as our ability to maintain the health of our personnel, including during the COVID-19 pandemic. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations and future growth prospects could suffer. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

The SEC requires us, as a public company who uses certain raw materials that are considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

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

Moreover, our customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating and implementing regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or in particular geographies, which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

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

Governmental regulations, economic sanctions and other legal restrictions that affect international trade or affect movement and disposition of our products and component parts could negatively affect our revenues and operating results. The U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products are telecommunications products that contain or use encryption technology and, consequently, are subject to restrictions. The scope, nature, and severity of such controls vary widely across different countries and may change frequently over time. In many cases, these government restrictions require a license prior to importing or exporting a good. Such licensing requirements can introduce delays into our operations as we or our channel partners must apply for the license and wait for government officials to process it or perform pre-shipment inspections; it is possible that lengthy delays will lead to the cancellation of orders by customers. Moreover, if we, our suppliers, or our channel partners fail to obtain necessary licenses prior to importing or exporting covered goods, we can be subject to government sanctions, including monetary penalties, conditions and restrictions. Such license requirements, and any fines or other sanctions imposed for their violation could negatively affect our revenues and operating results.

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

In May 2021, the U.S. President issued an executive order on cybersecurity that signals the U.S. government’s interest in developing standards and guidelines pertaining to Information and Communications Technology supply chains, government network capabilities and requirements, and cyber threat and vulnerability remediation. Any or all of these standards and guidelines could impact how we develop hardware and software, what features our products have, and our role in helping the U.S. government respond to cyber threats and vulnerabilities.

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

•The General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the European Union (“EU”) Commission to legitimize the transfer of personal data outside of the EU to certain jurisdictions, including the U.S. The standard contractual clauses have been subject to legal challenge. In relation to the “Schrems II” decision by the Court of Justice of the EU on July 16, 2020, and its impact on our data transfer mechanism, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing of data on our behalf. Further, in June 2021, the European Commission issued new standard contractual clauses that we will need to enter into with our customers, which will cause us to incur costs and allocate resources in order to manage the contract updating process. We may face reluctance or resistance by our current and prospective customers to use our products and services. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

•On January 31, 2020, the United Kingdom (“U.K.”) withdrew from the EU, commonly referred to as “Brexit”. There is significant uncertainty related to how data flows in and out of the U.K. will be affected if the U.K. does not receive a final adequacy decision. We may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties depending on the outcome of the adequacy discussions.

•Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. The effects of the California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020, and other similar laws may require us to modify our data processing practices and policies, adapt our goods and services, and incur substantial costs and expenses to comply. The CCPA also provides for civil penalties for violations and a private right of action for data breaches that may increase the frequency and cost associated with data breach litigation. Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020 and will come into effect on January 1, 2023, with a “lookback” period to January 1, 2022, significantly modifies the CCPA. Likewise, the Virginia Consumer Data Protection Act, which provides similar rights, will take effect on January 1, 2023. These modifications and any new legislation may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply.

•The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

•Both U.S. and non-U.S. governments are considering regulating artificial intelligence (“AI”) and machine learning, which may impact our products and services and cause us to incur costs and expenses in order to comply. Specifically, the EU recently published a draft AI regulation; if passed, the new law would cause us to incur costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of September 30, 2021, our goodwill was $3,754.1 million, and our purchased intangible assets were $295.1 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Currently, as part of a plan to modernize the nation’s infrastructure, the U.S. President has proposed raising taxes on corporations by increasing the federal statutory rate and eliminating certain favorable provisions, some of which were adopted in the Tax Cuts and Jobs Act of 2017. If adopted, these proposals may have a material effect on the Company’s earnings. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Recently, 136 out of 140 member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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
•laws that restrict sales of products that are developed, manufactured, or incorporate components or assemblies sourced from certain countries or suppliers to specific customers (e.g., U.S. federal government departments and agencies) and industry segments, or for particular uses;

•varying and potentially conflicting laws and regulations, changes in laws and interpretation of laws, misappropriation of intellectual property and reduced intellectual property protection;
•political uncertainty, including demonstrations, that could have an impact on product delivery;
•fluctuations in local economies, including inflation;
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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations. Certain countries (such as Russia, China and EU member nations with regard to Iran trade) prohibit individuals and companies resident in or operating within their borders to comply with foreign sanctions imposed on such countries themselves or on third countries. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our outstanding and future indebtedness. As of September 30, 2021, we had $1,700.0 million in aggregate principal amount of senior notes, which we refer to collectively as (the “Notes”). In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”).

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

The elimination of LIBOR after June 2023 may affect our financial results. All LIBOR tenors, which are relevant to the Company will cease to be published or will no longer be representative after June 30, 2023, and therefore, any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee, or ARRC, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended September 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
July 1 - July 31, 2021	0.3	$27.94	0.3	$1,082.5
August 1 - August 31, 2021	1.4	$28.51	1.4	$1,040.0
September 1 - September 30, 2021	—	$—	—	$1,040.0
Total	1.7		1.7
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

In the normal course of business, the Company or its subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the Company or its subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. In the quarter that ended September 30, 2021, as permitted and authorized by the OFAC General License, the Company filed notifications with and/or applied for import licenses and permits from the FSB. There are no gross revenues or net profits directly associated with these activities, and the Company and its subsidiaries do not distribute or sell products or provide services to the FSB. The Company expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101	The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
++Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

October 29, 2021	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)