Form 10-K
period 2021-12-31
JUNIPER NETWORKS INC
filed 2022-02-11
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $8,749,000,000 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date).
As of February 9, 2022, there were 322,758,505 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2021.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” "will," “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic and the global semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic and the global semiconductor shortage. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

PART I

ITEM 1. Business

Overview

Juniper Networks designs, develops, and sells products and services for high-performance networks to enable customers to build scalable, reliable, secure, and cost-effective networks for their businesses, while achieving agility and improved operating efficiency through automation. Our high-performance network and service offerings include routing, switching, Wi-Fi, network security, artificial intelligence ("AI") or AI-enabled enterprise networking operations ("AIOps"), and software-defined networking ("SDN") technologies. In addition to our products, we offer our customers a variety of services, including maintenance and support, professional services, Software-as-a-Service ("SaaS"), and education and training programs. We sell our solutions in more than 150 countries in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC.

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

Further, we have been expanding our software business by introducing new software solutions to our product and service portfolios that simplify the operation of networks, and allow our customers across our key verticals flexibility in consumption and deployment. Our acquisition of Mist Systems, Inc. ("Mist") in 2019 accelerated our ability to execute this belief in cloud-managed AI or AIOps through a combination of cloud-based intelligence, enterprise-grade access points, and EX series switches. Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform. In 2020, we acquired 128 Technology, Inc. ("128 Technology") and Netrounds. Our Session Smart Router ("SSR") portfolio acquired from 128 Technology extended the value of Mist’s secure AI-engine and cloud management capabilities from client to cloud. Also, our acquisition of Netrounds enables service and cloud providers to rapidly deliver software-defined network services with end-to-end service quality. In 2021, we acquired Apstra, Inc. ("Apstra"), an intent-based networking solution that leverages closed-loop automation and assurance along with multivendor support to provide a complete fabric management solution. Additionally, in 2021, we announced an IP licensing arrangement with Netsia, Inc. ("Netsia"), giving us exclusive rights to their RAN Intelligent Controller ("RIC") source code and patents, and expanded our existing team of Open RAN ("O-RAN") and 5G with key subject matter experts from Netsia.

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

We believe the networking needs for our customers in our Cloud, Service Provider, and Enterprise verticals are converging as these customers recognize the need for high-performance networks and are adopting cloud architectures for their infrastructure and service delivery, such as large public and private data centers and service provider edge data centers, for improved agility and greater levels of operating efficiency. We believe this industry trend presents an opportunity for us, and we have focused our strategy on maximizing user and IT experiences with secure client-to-cloud automation, insight, and AI-driven actions that we call Experience-First Networking. We have focused our strategy on providing customer solutions for the following use cases and verticals.

Experience-First Networking
Automated WAN Solutions
Cloud-Ready Data Center
AI-Driven Enterprise
Connected Security
Cloud
Service Provider
Enterprise

Cloud-Ready Data Center

We are focused on continuing to power public and private cloud data centers with high-performance infrastructure. These data centers are the core of cloud transformation by enabling service delivery in a hybrid cloud environment, which is a combination of public cloud, private cloud, and SaaS delivery. We are a recognized leader in data center networking innovation in both software and hardware solutions. Our Junos Operating System, or Junos OS, application-specific integrated circuits, or ASIC, technology, and management and automation software investments across routing, switching, and network security technologies will continue to be key elements to maintaining our technology leadership and transforming the economics and experience of our public and private cloud customers. In 2019, we introduced our next-generation operating system, Junos Evolved, which enables higher availability, accelerated deployment, greater innovation, and improved operational efficiencies. In 2020, we accelerated our investments in operations experience focused automation, to stay ahead of an industry-wide trend to address size and complexity of data centers driven by a rapidly increasing number of cloud-ready workloads. Our Apstra intent-based networking technology enables users to minimize the time and costs associated with deploying and managing complex data center networks.

Our Service Provider customers are investing in the build-out of high-performance networks and distributed cloud environments to enable high-speed and low-latency applications. We are committed to support them to rearchitect their infrastructure to enable next-generation mobile network build-outs, or 5G, Internet of Things, or IoT, and service delivery close to their end users.

Automated Wide Area Networking Solutions

In developing our solutions, we strive to design and build best-in-class products and solutions for core, edge, and metro networking infrastructure for connecting users and devices securely to the cloud and to each other. Cloud providers, service providers and enterprises have deployed our product offerings in their wide area networks, or WAN, such as our highly efficient Internet Protocol, or IP, transport PTX product which can cost effectively manage incredible capacity from their end users to the data centers from which they deliver value to those users. We also offer a robust portfolio of SDN-enabled MX series routing platforms that provide system capacity, density, security, and performance with investment protection. MX series routers play at the heart of the digital transformation that service providers, cloud providers, and Enterprises are undergoing. Our SDN Controller for the WAN, Paragon Pathfinder (formerly NorthStar), enables granular visibility and control of IP/Multiprotocol Label Switching, or IP/MPLS, flows for large networks. Our acquisition of Netrounds enhanced our automated WAN solutions with innovative testing and service assurance capabilities for fixed and mobile networks. Netrounds’ solutions (named Paragon Active Assurance) strengthened and complemented our existing capabilities, such as Paragon Insights (formerly Healthbot), Paragon Pathfinder, Paragon Planner, and our partnership with Anuta Networks International LLC to simplify network operations. Leveraging the Netrounds acquisition, we developed the Juniper Paragon Automation, which is a modular portfolio of cloud-native software applications that deliver closed-loop automation in the most demanding 5G and multicloud environments. We are committed to continued investment in cost effective and high-performance IP transport platforms and automation software, which form the basis of these high-performance networks.

AI-Driven Enterprise

Enterprises are consuming more value-as-a-service, where value is delivered in the form of cloud-based software and services driven by AI. We have introduced cloud management and security products, which enable enterprises to consume cloud infrastructure and services securely. We believe the transition to AIOps and SaaS presents an opportunity for us to come to market with innovative network and security solutions for our Enterprise customers, which facilitate their transition to cloud architecture and operational experience. Our Mist AI uses a combination of artificial intelligence, machine learning, and data science techniques to optimize user experiences and simplify operations across the wireless access, wired access, and SD-WAN domains. Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform. Also, our SSR portfolio acquired from 128 Technology extended the value of Mist’s secure AI-engine and cloud management capabilities from client to cloud. Session Smart is the third generation of Software Defined-Wide Area Network (“SD-WAN”), which delivers unique technology that materially reduces WAN overhead, minimizes network latency, and replaces outdated and cumbersome network policies with flexible and real-time actions that are tied to real business and user needs. In recognition of our ability to execute and the completeness of our vision, Juniper was recognized as a Gartner Magic Quadrant Leader for Enterprise Wired and Wireless LAN Infrastructure in 2021, for the second year in a row.

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

Cloud providers continue to grow as more organizations take advantage of public infrastructure to run their business. As their businesses grow, we expect they will continue to invest in their networks, which dictates the quality and experience of the products and the services they deliver to their end-customers. Further, as cloud providers adopt new technologies, including the 400-gigabit Ethernet, or 400GbE, and in anticipation of the future adoption of 800-gigabit Ethernet, or 800GbE, and beyond, we believe this should present further opportunities for us across our portfolio as our cloud customers value high-performance, highly compact, power efficient infrastructures, which we support and continue to develop.

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

We expect that Network Function Virtualization and SDN will be critical elements to enable our Service Provider customers the flexibility to support enhanced mobile video and dynamic new service deployments. We are engaging with these customers to transition their operations to next-generation cloud operations as the need for a highly efficient infrastructure to handle large amounts of data along with low latency, or minimal delay, plays into the need to have a high performance, scalable infrastructure in combination with the automation and flexibility required to drive down operational costs and rapid provision applications. We consistently deliver leading technologies that transform the economics and experience of networking while significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them.

In addition to reducing operating costs, service providers are seeking to create new or additional revenue opportunities to support their evolving business models. These customers are beginning to deploy 5G, which we expect will continue to roll out over the next few years, and IoT, which we believe will give rise to new services like connected cars, smart cities, robotic manufacturing, and agricultural transformation. 5G and IoT require a highly distributed cloud data center architecture from which services are delivered to the end users and will involve a great degree of analytics and embedded security. We expect this trend will present further opportunities for Juniper with our focus on delivering a strong portfolio of network virtualization and software-based orchestration solutions, which position us to deliver on the automation and agility requirements of service providers.

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding enterprises. We offer enterprise solutions and services for data centers as well as branch and campus applications. Our Enterprise vertical includes enterprises not included in the Cloud vertical. They are industries with high performance, high agility requirements, including retail companies, healthcare institutions, financial services; national, federal, state, and local governments; as well as research and educational institutions. We believe that our Enterprise customers are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications.

We believe that as our Enterprise customers continue to transition their workloads to the cloud, they continue to seek greater flexibility in how they consume networking and security services, such as pay-per-use models. Additionally, Enterprises are deploying AI-driven architectures, which require end-to-end solutions for managing, orchestrating, and securing distributed cloud resources as a single pool of resources. Also, we are increasingly seeing a convergence of networking and security, such as Secure Access Service Edge ("SASE"), resulting in security becoming an embedded capability in every solution that we offer to our customers.

High-performance enterprises require IP networks that are global, distributed, and always available. We are innovating in key technology areas to meet the needs of our Enterprise customers whether they plan to move to a public cloud architecture or hybrid cloud architecture (which is a mix of public and private cloud, as well as a growing number of SaaS applications).

In 2021, 2020, and 2019, no single customer accounted for 10% or more of our net revenues.

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

Significant Product Development Projects and Solutions

In 2021, we continued to execute on our product and service solution strategy and announced several new innovations.

We announced our continuing investment in the SASE market with the introduction of Juniper Security Director Cloud, a cloud-based portal that distributes connectivity and security services to sites, users, and applications, as well as manages customers’ SASE transformations. We also announced version 4.0 of Apstra software, Apstra 4.0, which builds on the unique multivendor capabilities of the Apstra solution to support VMware NSXC-T 3.0 and Enterprise SONiC, in addition to continuing to support data center switching from Juniper, Nvidia (Nvidia Cumulus), Arista Networks, and Cisco Systems. Further, we announced new features within the AI-driven enterprise portfolio that enable customers to scale and simplify the rollout of their campus wired and wireless networks while bringing greater insight and automation to network operators. The enhancements to the Juniper Mist cloud and AI engine, which include EVPN-VXLAN campus fabric management and Marvis Actions for proactive problem remediation, expand on Juniper’s unique automation, AIOps, and cloud capabilities to streamline IT operations, lower costs and deliver agility and scale.

Moreover, we announced our collaboration with Intel to accelerate advancement in the O-RAN ecosystem. This joint initiative represents another milestone for us in our continuing efforts to bring openness and innovation to a traditionally closed-off part of the network, providing a faster route-to-market for service providers and enterprises to deliver 5G, edge computing and AI.

The following is an overview of our principal product families and service offerings in 2021:

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

•Paragon Pathfinder: Our wide-area network SDN controller automates the creation of traffic-engineering paths across the network, increasing network utilization and enabling a customized programmable networking experience.

•Session Smart Routers: Our SSR enables agile, secure, and resilient WAN connectivity with breakthrough economics and simplicity. SSR routers transcend inherent inefficiencies and cost constraints of conventional networking products and legacy SD-WAN solutions, delivering a flexible, application-aware network fabric that meets stringent enterprise performance, security, and availability requirements.

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

•Juniper Access Points: Our access points provide Wi-Fi access and performance, which is automatically optimized through reinforcement learning algorithms. Our access points also have a dynamic virtual Bluetooth low energy element antenna array for accurate and scalable location services.

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

•Virtual Firewall: Our vSRX Firewall delivers all of the features of our physical firewalls, including NGFW functionality, advanced security, and automated lifecycle management capabilities. The vSRX provides scalable, secure protection across private, public, and hybrid clouds. We also offer the cSRX, which has been designed and optimized for container and cloud environments.

•Advanced Malware Protection: Our Advanced Threat Prevention portfolio consists of Sky ATP, a cloud-based service and Juniper ATP, or JATP, a premises-based solution. These products are designed to use both static and dynamic analysis with machine learning to find unknown threat signatures (zero-day attacks).

Services

In addition to our products, we offer maintenance and support, professional, SaaS, and educational services, making it easier for service providers, enterprises, cloud providers, and partners to optimize the operation of their networks. We utilize a multi-tiered support model to deliver services that leverage the capabilities of our own direct resources, channel partners, and other third-party organizations with a focus on personalized, proactive, and predictive experience.

In 2021, we introduced the next phase of our service offerings called Juniper Support Insights. It is a new AI-Driven support offering that transforms the customer experience from reactive to proactive support.

We also train our channel partners in the delivery of support, professional, and educational services to ensure these services can be locally delivered.

As of December 31, 2021, we employed 2,004 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants, and educators with proven network experience to provide those services.

Platform Software

In addition to our major product families and services, our software portfolio has been a key technology element in our goal to be a leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. At the heart of the Junos Platform is Junos Evolved. We believe Junos Evolved is fundamentally differentiated from other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos Evolved include:

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

Junos Evolved is designed to improve the availability, performance, and security of business applications running across the network. Junos Evolved helps to automate network operations by providing a single consistent implementation of features across the network in a single release train that seeks to minimize the complexity, cost, and risk associated with implementing network features and upgrades.

Orchestration and Monitoring Software

As many of our customers continue moving to programmable and automated network operations, managing, orchestrating, and securing that complex journey can be a challenge. Network automation is the process of automating the configuration, management, testing, deployment, and operations of physical and virtual devices within a network. We believe the keys to achieving success with network and security automation include:

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

We are committed to providing solutions to help our customers to optimize their programmable and automated networking operations with the following offerings:

•Contrail Networking: Our Contrail Networking offers an open-source, standards-based platform for SDN. This platform enables our customers to securely deploy workloads in any environment. It offers continuous overlay connectivity to any workload, and can run on any compute technologies from traditional bare-metal servers, virtual machines, to containers.

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

•Marvis Virtual Network Assistant driven by Mist AI: Our Marvis Virtual Network Assistant identifies the root cause of issues across the information technology, or IT, domains and automatically resolves many issues proactively. It recommends actions for those connected systems outside of the Mist domain, while offering a real-time network health dashboard that reports issues from configuration to troubleshooting. Marvis has unique Natural Language Processing ("NLP") capabilities with a conversational interface so that IT staff can get accurate answers to normal English language queries.

•Juniper Paragon Automation: Juniper Paragon Automation is a modular portfolio of cloud-native software applications that deliver closed-loop automation in the most demanding 5G and multicloud environments. These solutions translate business intent into real-world performance across the lifecycle of a network and services. They eliminate manual tasks and processes, empowering operations teams to work more quickly, efficiently, and accurately. Also, they protect customers and business by measuring real service quality on the data plane, assuring that users have a consistent, high-quality experience throughout the life of their service.

•Juniper Apstra: Juniper Apstra enables our customers to automate the entire network lifecycle in a single system, easing the adoption of network automation. Juniper Apstra ties the architect’s design to everyday operations with a single source of truth, continuous validation, and powerful analytics and root cause identification. It raises efficiency and results by providing visibility and insights, incident management, change management, compliance and audit, and maintenance and updates.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2021, we employed 4,019 people in our worldwide research and development, or R&D, organization.

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

Sales and Marketing

As of December 31, 2021, we employed 3,025 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

•Strategic worldwide reseller relationships with established Juniper alliances, comprised of Nippon Telegraph and Telephone Corporation; Ericsson Telecom A.B.; International Business Machines, or IBM; NEC Corporation; Fujitsu Limited; and Atos SE. These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a non-exclusive and generally global basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

Manufacturing and Operations

As of December 31, 2021, we employed 343 people in worldwide manufacturing and operations who manage our supply chain including relationships with our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics service providers.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers in China, Malaysia, Mexico, and Taiwan. As of December 31, 2021, we utilized Celestica Incorporated, Flextronics International Ltd., Accton Technology Corporation, Foxconn Technology Group and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototypes to full production including activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required to ensure that our products meet internal and external quality standards. We believe that these arrangements provide us with the following benefits:

•We can quickly ramp up and deliver products to customers with turnkey manufacturing;

•We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Our contract manufacturing partners procure the majority of the components used in our products. To address supply-chain challenges, including increases in component and logistics costs related to the COVID-19 pandemic and global component shortages, we take specific procurement action, including the exercise of strategic purchases of raw material in addition to our partners' normal procurement. Once the components necessary to assemble the products in our forecast are procured, our manufacturing partners assemble and test the products according to agreed-upon specifications. Products are then shipped to our distributors, resellers, or end-customers. However, we also purchase and hold inventory, consisting primarily of components for the production of finished goods, for strategic reasons and to mitigate the risk of shortages of certain critical components. As a result, we may incur additional holding costs and obsolescence charges, particularly resulting from uncertainties in future product demand. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's or original design manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or charges for excess or obsolete materials.

Our contracts with our contract manufacturers and original design manufacturers set forth a framework within which the contract manufacturer and original design manufacturer, as applicable, may accept purchase orders from us. These contracts do not represent long-term commitments.

Some of our custom components, such as ASICs and communication integrated circuits, are manufactured primarily by sole or limited sources, each of which is responsible for all aspects of production using our proprietary designs. To ensure the security and integrity of Juniper products during manufacture, assembly and distribution, we have implemented a supply chain risk management framework as part of our overall Brand Integrity Management System. This framework encompasses all aspects of the supply chain as well as enhanced elements specific to security issues applicable to Juniper products and our customers.

By working collaboratively with our suppliers and as members of coalitions such as the Responsible Business Alliance, Responsible Minerals Initiative, and the CDP Supply Chain program, we endeavor to promote socially and environmentally responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a business partner code of conduct and promote compliance with such code of conduct to our suppliers. Our business partner code of conduct expresses support for and is aligned with the Ten Principles of the United Nations Global Compact and the Responsible Business Alliance Code of Conduct. The Responsible Business Alliance, a coalition of electronics, retail, auto and toy companies, provides guidelines and resources to drive performance and compliance with critical corporate social responsibility policies. Its goals are to promote ethical business practices, to ensure that working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. By using standard audit and assessment protocols and tools, we measure and monitor manufacturing partners’ and select direct material suppliers’ compliance to the codes of conduct and applicable environmental, health and safety, labor and ethics legal requirements, including but not limited to: onsite audits; risk assessments; CDP climate change and water requests; and conflict minerals surveys. Our Corporate Social Responsibility Report, which details our supply chain efforts, and Business Partner Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under master sales agreements either with our distributors, resellers, or end-customers. At any given time, we have a backlog of orders for products that have not shipped. Because certain orders are cancellable or delivery schedules may be changed, we believe that our backlog at any given date may not be a reliable indicator of future operating results. The COVID-19 pandemic resulted in unprecedented industry-wide supply constraints, and the pandemic continues to play a role with ongoing delays to the global logistics environment. As a result, we experienced a shortage of component parts and logistics timing issues in 2021, which resulted in significantly higher levels of our product backlog. We expect these challenging supply chain conditions to persist in the near term.

As of December 31, 2021 and December 31, 2020, our total product backlog was approximately $1,833.0 million and $419.6 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to our distributors, resellers, or end-customers, generally within six months for 2020 and within twelve months for 2021, extended primarily for the ongoing impact of supply chain constraints. Backlog excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

For further discussion on the risks, uncertainties and actions taken in response to the pandemic, see the section entitled “Risk Factors” in Item 1A of Part I of this Report.

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

In addition, there are a number of other competitors in the security network infrastructure space, including Cisco, Huawei, Nokia, A10 Networks, Inc.; Palo Alto Networks, Inc.; Check Point Software Technologies, Ltd.; Fortinet, Inc.; Zscaler, Inc.; Netskope, Inc.; and Forcepoint LLC; among others, who tend to be focused specifically on security solutions and, therefore, may be considered specialized compared to our broader product line.

We expect that over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Nokia, and Huawei, will introduce new products designed to compete more effectively in the market. There are also several other companies that aim to build products with greater capabilities to compete with our products. Further, there has been significant consolidation in the networking industry, with smaller companies being acquired by larger, established suppliers of network infrastructure products. We believe this trend is likely to continue, which may increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios.

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

Material Government Regulations

Our business activities are worldwide and subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our products and services are subject to laws and regulations affecting the sale of our products. To date, costs and accruals incurred to comply with these governmental regulations have not been material to our capital expenditures, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations, and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that environmental and global trade regulations could potentially have a material impact on our business.

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local, and foreign regulations that have been adopted with respect to the environment, such as the Waste Electrical and Electronic Equipment Directive; Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment; Registration, Evaluation, Authorization, and Restriction of Chemicals; and Substances of Concern In Products, regulations adopted by the European Union, or EU, and China.

Juniper’s greatest impact on the environment is through our products and services. Our product sustainability approach prioritizes: (1) designing products with the environment in mind, (2) providing solutions for responsible end-of-life management and (3) empowering our customers to save energy and reduce their network-related carbon emissions. To help execute on this, Juniper has an environmental program, based on our new product introduction process, that supports a circular economy model for environmental sustainability and focuses on energy efficiency, materials innovation, and recyclability. We consider opportunities to minimize resource impacts and improve efficiencies over a product’s life cycle, from the materials we use and a product’s energy consumption, to packaging and end-of-life activities such as reuse, refurbishment, and recycling. For example, the Juniper Certified Pre-Owned program offers a broad range of refurbished high-performance network solutions from Juniper’s current line and end-of-production hardware portfolios with available Juniper-backed warranty and support services.

We also voluntarily participate in the annual CDP climate change and water security disclosures and encourage our manufacturing partners and select direct material suppliers to do the same. Additionally, we are a signatory supporter of the United Nations Global Compact and a member of the Responsible Business Alliance, or RBA, and have adopted and promote the adoption by our suppliers of the RBA Code of Conduct, as discussed above in the section entitled Manufacturing and Operations. We continue to invest in the infrastructure and systems required to execute on, monitor and drive environmental improvements in our global operations and within our supply chain.

Global Trade

As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. The scope, nature, and severity of such controls varies widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply with domestic preference programs, laws concerning transfer and disclosure of sensitive or controlled technology or source code, unique technical standards, localization mandates, and duplicative in-country testing and inspection requirements. In particular, the U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products are telecommunications products and contain or use encryption technology and, consequently, are subject to restrictions. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business globally. We continue to support open trade policies that recognize the importance of integrated cross-border supply chains that are expected to continue to contribute to the growth of the global economy and measures that standardize compliance for manufacturers to ensure that products comply with safety and security requirements.

For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, see the section entitled “Risk Factors” in Item 1A of Part I of this Report.

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

Patents

As of December 31, 2021, we had over 4,900 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

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

Trademarks

JUNIPER NETWORKS, JUNIPER, the Juniper Networks logo, JUNOS, RUNNING JUNOS, and other trademarks are registered trademarks of Juniper Networks, Inc. and/or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

Human Capital Resources

We believe our success in delivering high-performance networks in the digital transformation era relies on our culture, values, and the creativity and commitment of our people. As of December 31, 2021, we had 10,191 full-time employees, of whom approximately 45%, 41% and 14% resided in the Americas, APAC, and EMEA, respectively. We invest in our people. We strive to maintain healthy, safe, and secure working conditions - a workplace where our employees are treated with respect and dignity. Our vision is to create an inclusive, diverse and authentic community that inspires collaboration, integrity, engagement, and innovation. We are striving to create a world-class employee experience, one that offers opportunity for personal and professional growth, and enables work-life balance that aligns with the core values embodied in the Juniper Way.

Our Values： The Juniper Way

Our mission is to power connections and empower change – to be a responsible global citizen and influence meaningful differences in the world around us. We believe that powering connections will bring us closer together while empowering us all to solve some of the world’s greatest challenges of health and well-being, sustainability, and equity.

To deliver our mission to power connections and empower change, we rely on a committed and consistent practice that we call the Juniper Way. More than a set of shared values, the Juniper Way reflects the company’s commitment to inspire every Juniper employee to do their best work. This foundation is embodied in three values – Be Bold, Build Trust, and Deliver Excellence - along with a set of refined behaviors for each.

Inclusion and Diversity

As a company, we are committed to innovation and representing diversity with employees of many backgrounds, experiences, and identities. We believe that inclusion and diversity are competitive assets that drive positive change to our company and communities. At our core, we believe excellence depends on seeking out diverse ideas and fostering a culture where all employees belong. We aim to lead with vision and empathy, promoting understanding and awareness across our workforce, and we are committed to improving inclusivity by being engaged and accountable at the highest level of leadership.

We monitor our progress against our inclusion and diversity strategy of diversifying our talent base, creating an environment where all employees feel included and valued, and driving accountability across the organization. In 2021, we continued to make progress in our inclusion and diversity efforts. Our global Women's Sponsorship Program, which aims to empower the next generation of women leaders, continued in 2021, providing our female employees with opportunities for development, visibility and growth. We also continued our global Inclusion and Diversity Ambassadors program to extend the reach of our inclusion and diversity efforts throughout Juniper, add new perspectives to the corporate team, uplift the voices of employees, and increase Juniper’s access to diverse talent.

Employee Engagement and Development

We use a framework called Talent Matters to encourage an open and interactive culture between employees and their managers, where individual needs are recognized and met, and company goals are supported. Our professional development approach includes reviewing and assessing our management teams as well as facilitating personal employee development and growth. For employees, growth goals are tied to our corporate objectives and key results to ensure that employees are progressing and are supported by management teams. In early 2020, we launched a People Manager Network to create global consistency in how managers lead teams and support employees, including a specific focus on leading during the COVID-19 pandemic. With this program, managers are empowered and provided with the training and resources to scale employee career growth and provide their teams with the necessary tools to facilitate that growth. Managers are encouraged to schedule Conversation Days with their direct reports to identify opportunities for the company to better support employees and set goals for professional and personal growth. 86% of managers participated in a People Manager Network experience in 2021.

To ensure our employees’ personal and professional growth, we continue to provide training courses focused on building personal capabilities as well as skill development. In response to employee feedback, we launched LinkedIn Learning for all employees, offering online courses on business, technology, and creative skills. Additionally, each year, Juniper employees receive role-specific trainings, which include topics such as human rights, environmental performance, compliance with the Juniper Worldwide Code of Business Conduct, engineering, information security, and other compliance and industry-specific subjects.

We consistently work to improve the employee experience by addressing feedback collected through the annual Juniper Voice Survey and topic-specific surveys, including employee benefits and total rewards packages and Juniper's response to the COVID-19 pandemic.

Employee Retention, Benefits, and Wellness

We continue to prioritize our commitment to retaining and attracting a diverse workforce with the skills needed to deliver Experience-First Networking. We aim to provide benefits and programs that are holistic, flexible, and inclusive. We are committed to pay equity and benefits innovation. From offering childcare and working mother support, to expanding medical coverage for infertility and gender-affirming procedures, to foster and adoptive parent assistance, we have provided benefit offerings that are intended to be as inclusive and diverse as our employees’ needs.

Our community engagement program empowers employees to participate authentically, so they can make an impact where it matters most to them. We offer five paid working days per year for employees to give back to their communities and engage with causes of their choice. In 2021, Juniper expanded our employee matching gift program to all global employees and launched the “Empower Change” Challenge in celebration of our 25th anniversary. All employees were given $25 of Juniper Foundation funds to donate to a charity or non-governmental organization of their choice to power connections and empower change.

The health, safety, and well-being of our employees are vital to Juniper's success. In 2021, we continued to offer global programs to support our employees working remotely during the ongoing COVID-19 pandemic, including COVID-19 crisis leave, Employee Assistance Program, remote ergonomic support, work reimbursement for office equipment, furniture and service essentials and TaskHuman. Employees have unlimited access to the TaskHuman platform, a virtual wellness coaching application, which covers hundreds of wellness topics from yoga and nutrition to financial guidance.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Rami Rahim	51	Chief Executive Officer and Director
Anand Athreya	58	Executive Vice President, Chief Development Officer
Manoj Leelanivas	52	Executive Vice President, Chief Product Officer
Robert Mobassaly	43	Senior Vice President, General Counsel and Secretary
Kenneth B. Miller	50	Executive Vice President, Chief Financial Officer
Thomas A. Austin	54	Vice President, Corporate Controller and Chief Accounting Officer
Marcus Jewell	49	Executive Vice President, Chief Revenue Officer

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
ROBERT MOBASSALY joined Juniper in February 2012 and has served as Senior Vice President, General Counsel since July 2021. From July 2016 to July 2021, he served as Vice President, Deputy General Counsel, where he was responsible for managing a team focused on legal functions, including those associated with Juniper’s corporate securities, mergers and acquisitions, corporate governance, stockholder administration, and insurance matters. From May 2015 to July 2016, Mr. Mobassaly served as Associate General Counsel, Senior Director and previously served as Assistant General Counsel, Director. Prior to joining Juniper, Mr. Mobassaly was in private practice. He holds a bachelor’s degree from the University of California, Berkeley, and a J.D. from the University of Pennsylvania Law School.

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

MARCUS JEWELL joined Juniper in June 2017 and has served as our Executive Vice President, Chief Revenue Officer since January 2019. From June 2017 to January 2019, Mr. Jewell was Senior Vice President of our EMEA business, where he was responsible for sales operations across the region, including its go-to-market and channel strategies. Mr. Jewell joined Juniper from Brocade Communications, where he ran the EMEA business from March 2011 to June 2017 and was also the global head of the company’s software sales. Mr. Jewell has worked in the technology industry for more than 20 years and has held several senior global sales leadership positions in networking organizations. Mr. Jewell holds a bachelor of engineering (Hons) degree from the University of New South Wales.

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

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (http://investor.juniper.net), press releases, SEC filings and public conference calls and webcasts. We also use the Twitter account @JuniperNetworks and the Company’s blogs as a means of disclosing information about the

Company and for complying with our disclosure obligations under Regulation FD. The social media channels that we use as a means of disclosing information described above may be updated from time to time as listed on our Investor Relations website.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control such as restrictions on the physical movement of our employees, contract manufacturers, component suppliers, partners, and customers. The majority of our global workforce has been working remotely since March 2020, and we continue to follow the guidance of local and national governments for employees who have returned or will be returning to our offices. If the COVID-19 pandemic and corresponding governmental regulations and reopening process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted. Numerous ongoing and emerging regulations in the U.S. and other countries, including those regarding COVID-19 vaccination mandates and ongoing testing requirements, may also negatively impact our operations and increase the complexity of managing the pandemic.

Moreover, the conditions caused by the pandemic may affect the overall demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, either delay or accelerate customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, lengthen delivery times, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors also faced manufacturing challenges. This has resulted in extended lead-times to our customers and increased logistics costs, which has negatively impacted our ability to recognize revenue and decreased our gross margins for these periods, and may impact our ability to convert backlog into revenue. Our backlog may not be a reliable indicator of future operating results because a customer may place orders early in an effort to secure supply when needed and then cancel an order without significant penalty. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight.

The impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease and its variants, the worldwide distribution and acceptance of vaccines, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

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

•changing market and economic conditions, including rising interest rates and inflationary pressures, such as those pressures the market is currently experiencing, that could make our solutions more expensive or could increase our costs for materials, supplies, and services;
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

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, inflation, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years and in 2021, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control. There can be no assurance that our previous or future acquisitions will be successful or that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy. Further, we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future divest, businesses, product lines, or assets. These initiatives may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments. No assurance can be given that any acquisitions or divestitures will not materially adversely affect our business, operating results or financial condition.

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities (both known and unknown), incur tax expenses, record goodwill and amortizable intangible assets as well as restructuring and other related expenses. We may incur additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs, thereby limiting our ability to borrow. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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

Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software, subscriptions, and professional support and maintenance services. In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. Further, we build certain products only when orders are received. Since the volume of orders received late in any given fiscal quarter remains unpredictable, if orders for custom products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period or meet our expected quarterly revenues. Similarly, if we were to take actions or events occur, which encourage customers to place orders or accept deliveries earlier than anticipated or our customers were to continue to accelerate ordering of our products in response to global supply constraints, extended lead times or other market pressures, our ability to meet our expected revenues in future quarters could be adversely affected. We also determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. Any failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

In addition, services revenue accounts for a significant portion of our revenue, comprising 35%, 36%, and 35% of total revenue in 2021, 2020, and 2019, respectively. We expect our sales of new or renewal professional services, support, and maintenance contracts to fluctuate due to end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services when delivered, and we recognize support and maintenance and SaaS revenue periodically over the term of the relevant service period.

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

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending, or the building of network capacity in excess of demand (all of which have, in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and may be due to events beyond our control, such as the COVID-19 pandemic. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufactures and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there is currently a worldwide shortage of key components, such as semiconductor products, that has caused us to experience increased prices and extended lead times for certain key components. The shortage of semiconductors has caused a significant disruption to our production schedule and may give rise to a substantial adverse effect on our financial condition or results of operations. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers that include terms to protect us in the event of an early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products, including delays due to the manufacturing restrictions, travel restrictions and other restrictions to control the spread of COVID-19. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, disruptions to our supply chain, cyberattacks, pandemics, regional climate-related events, or regional conflicts.

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

•Supply-chain Disruption. Any disruptions to our supply chain, significant increase in component costs, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays due to efforts to limit the spread of COVID-19, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, the imposition of regulations, quotas or embargoes or tariffs on components or our products themselves, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

•Component Supply Forecast. We provide demand forecasts for our products to our manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our manufacturers may assess charges, or we may have liabilities for excess inventory or raw materials, each of which could negatively affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products. This could increase costs or delay or interrupt manufacturing of our products, resulting in delays in shipments and deferral or loss of revenues and could negatively impact customer satisfaction. Any future spike in growth in our business, in the use of certain components we share in common with other companies, in IT spending, or in the economy in general, is likely to create greater short-term pressure on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins and customer relationships could suffer.

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy. For example, there is currently a worldwide shortage of semiconductor products that has caused us to experience increased prices and extended lead times on some semiconductor products, and we expect these increased prices and extended lead times for semiconductor products to continue for the foreseeable future, which may impact our production and delivery schedules or affect the price of semiconductor products. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or increase the cost of carrying inventory. In the event of a component shortage, supply interruption or significant price increase from these suppliers, we may not be able to locate alternative sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, we have experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages as our component vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the COVID-19 pandemic; however, we could still experience an unforeseen disruption to our supply chain that could impact our operations.

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

Despite our security measures, and those of our third-party vendors, our information systems, infrastructure, and data have experienced security incidents and breaches and may be subject to or vulnerable to breaches or attacks, including ransomware and distributed denial-of-service attacks, in the future. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns, or exploits security vulnerabilities or critical security defects of our products and services, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our software, including the open-source software used in our products, or our manufacturing supply chain to embed malicious hardware, components, and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused or other potential vulnerabilities or security defects. Further, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers as appropriate. Exploitation of vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.

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

Additionally, we could be subject to measures that regulate the security of the types of products we sell. Such regulations may result in increased costs and delays in product releases and changes in features to achieve compliance, which may impact customer demand for our products, and result in regulatory investigations, potential fines, and litigation in connection with a compliance concern, security breach or related issue, and potential liability to third parties arising from such breaches. Further, in response to actual or anticipated cybersecurity regulations or contractual security requirements negotiated with our customers, we may need to make changes to existing policies, processes and supplier relationships that could impact product offerings, release schedules and service response times, which could adversely affect the demand for and sales of our products and services. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the IT systems and processes of third parties, and the interfaces between the two. For example, IBM currently provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices; and end user support including service desk. IBM provides services to us through cloud providers, third party providers, and off-site facilities that may be vulnerable to damage or interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failure, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

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

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and environmental, social, governance (“ESG”) matters. From time to time, we may communicate certain initiatives, including goals, regarding environmental matters, diversity, responsible sourcing and social investments and other corporate citizenship and ESG matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement. We could fail, or be perceived to fail, in our achievement of such initiatives or goals. In addition, we could be criticized for the scope or nature of such initiatives or goals. As our required and voluntary disclosures about corporate citizenship and other ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our reputation or other aspects of our business could be negatively impacted by all such matters, with potential material adverse effects.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including employment matters, commercial transactions, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, certain U.S. governmental agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Non-standard contract terms with telecommunications, cable and cloud service provider companies, and other large customers, including large enterprise customers, could have an adverse effect on our business or impact the amount of revenues to be recognized. Telecommunications, cable and cloud service provider companies, and other large companies, including large enterprise customers, generally have greater purchasing power than smaller entities and often request and receive more favorable terms from suppliers. We may be required to agree to such terms and conditions, which may include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms from us.

In addition, other vendors may have promised but failed to deliver certain functionality to these types of customers and/or had products that caused problems or outages in their networks. For these or other reasons, these customers may request additional features from us and require substantial penalties for failure to deliver such features or for any network outages that may or may not have been caused by our products. If we are required to agree to these requests or incur penalties, the amount of revenue recognized from such sales may be negatively impacted and as a result, may negatively affect our business, financial condition and results of operations.

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing security products that do not meet country-specific safety, conformance or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

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

Environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products, climate change laws, and regulations and product take-back legislation, which could require us to cease selling non-compliant products and to reengineer our products to use compliant components, which could result in additional costs to us, disrupt our operations, and result in an adverse impact on our operating results. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, our customers may refuse to purchase our products and we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. The amount and timing of costs to comply with environmental laws are difficult to predict.

In addition, as a contractor and subcontractor to the U.S. government, we are subject to federal regulations pertaining to our IT systems that require compliance with certain security and privacy controls. Failure to comply with these requirements could result in a loss of federal government business, subject us to claims or other remedies for non-compliance, or negatively impact our business, financial condition, and results of operations.

Further, some governments and government agencies have implemented and could continue to implement procurement policies that impact our profitability. Procurement policies favoring more non-commercial purchases, different pricing, or evaluation criteria or government contract negotiation offers based upon the customer’s view of what our pricing should be, could affect the margins on such contracts or make it more difficult to compete on certain types of programs. Moreover, the failure to comply with government contracting provisions could result in penalties or the ineligibility to compete for future contracts. Governments and government agencies are continually evaluating their contract pricing and financing practices, and we have no assurance regarding what changes will be proposed, if any, and their impact on our financial position, cash flows, or results of operations.

Moreover, our customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating and implementing regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or made in particular geographies, or satisfy local regulations for critical infrastructure projects, either of which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China, Russia, and other regions. As a result, Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). U.S. regulations also permit the U.S. government to investigate and possibly mandate the unwinding of commercial transactions between U.S. companies and foreign suppliers. This introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

In May 2021, the U.S. President issued an executive order on cybersecurity that signals the U.S. government’s interest in developing standards and guidelines pertaining to Information and Communication Technology supply chains, government network capabilities and requirements, and cyber threat and vulnerability remediation. Any or all of these standards and guidelines could impact how we develop hardware and software, what features our products have, and our role in helping the U.S. government respond to cyber threats and vulnerabilities.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have or could impact our business include the following:

•The General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the European Union (“EU”) Commission to legitimize the transfer of personal data outside of the EU to certain jurisdictions, including the U.S. The standard contractual clauses have been subject to legal challenge. In relation to the “Schrems II” decision by the Court of Justice of the EU on July 16, 2020, and its impact on our data transfer mechanism, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing of data on our behalf. Further, in June 2021, the EU issued new standard contractual clauses that we will need to enter into with our customers, which will cause us to incur costs and allocate resources in order to manage the contract updating process. We may face reluctance or resistance by our current and prospective customers to use our products and services. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

•Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. The effects of the California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020, and other similar laws may require us to modify our data processing practices and policies, adapt our goods and services, and incur substantial costs and expenses to comply. The CCPA also provides for civil penalties for violations and a private right of action for data breaches that may increase the frequency and cost associated with data breach litigation. Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020 and will come into effect on January 1, 2023, with a “lookback” period to January 1, 2022, significantly modifies the CCPA. Likewise, both Virginia and Colorado provide similar rights in the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, and the Colorado Privacy Act which will take effect on July 1, 2023. These modifications and any new legislation may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of December 31, 2021, our goodwill was $3,762.1 million, and our purchased intangible assets were $284.3 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

Changes in effective tax rates, the adoption of new U.S. or international tax legislation, or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results. Our future effective tax rates and the amount of our taxable income could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the research and development (“R&D”) tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. Our future effective tax rate may be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance.

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals may become law, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Recently, substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations. We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the U.S. In addition, a portion of our R&D and our general and administrative operations are conducted outside the U.S. As a result of our international operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•changes in general IT spending;
•the impact of the COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or where our customers are located;
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
•fluctuations in local economies, including inflationary conditions that could make our solutions more expensive or could increase our costs of doing business in certain countries;
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

There are risks associated with our outstanding and future indebtedness. As of December 31, 2021, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as (the “Notes”). In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

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

Our investments are subject to risks, which may cause losses and affect the liquidity of these investments. We have substantial investments in asset-backed and mortgage-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have investments in privately-held companies. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value related to creditworthiness of our publicly traded debt investments is judged to be material. In addition, should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns, which could have a material adverse effect on our liquidity, financial condition, and results of operations.

The elimination of LIBOR after June 2023 may affect our financial results. All LIBOR tenors, which are relevant to the Company will cease to be published or will no longer be representative after June 30, 2023, and therefore, any of our LIBOR-based borrowings and interest rate derivatives that extend beyond June 30, 2023 will need to be converted to a replacement rate.

GENERAL RISK FACTORS

Failing to adequately evolve our financial and managerial control and reporting systems and processes, or any weaknesses in our internal controls may adversely affect investor perception, and our stock price. We will need to continue to improve our financial and managerial control and our reporting systems and procedures to manage and grow our business effectively in the future. We are required to assess the effectiveness of our internal control over financial reporting annually and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. If in the future, our internal controls over financial reporting are determined to not be effective, resulting in a material weakness, investor perceptions regarding the reliability of our financial statements may be adversely affected, which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters is located at an owned site in Sunnyvale, California. As of December 31, 2021, we leased space (including offices and other facilities) in locations throughout the United States and in various places outside the United States. We believe that our current offices and other facilities are in good condition and appropriately support our current business needs.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol JNPR.

Stockholders
As of February 9, 2022, there were 563 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended December 31, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(*)
October 1 - October 31, 2021	0.2	$29.58	0.2	$1,035.0
November 1 - November 30, 2021	4.5	$31.82	4.5	$891.7
December 1 - December 31, 2021	—	$—	—	$891.7
Total	4.7		4.7
________________________________
(*)    Shares were repurchased during the periods set forth in the table above under our stock repurchase program, which had been approved by the Board and authorized us to purchase an aggregate of up to $3.0 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 10, Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our share repurchase program.

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

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2016, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index. Total stockholder return assumes reinvestment of all dividends.

Stock Performance Graph
250
225
200
175
150
125
100
75
2016
2017
2018
2019
2020
2021
JNPR
S&P 500
NASDAQ Telecommunications Index

	As of December 31,
	2016	2017	2018	2019	2020	2021
JNPR	$100.00	$102.29	$99.16	$93.58	$88.54	$144.65
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
NASDAQ Telecommunications Index	$100.00	$120.23	$126.56	$143.83	$178.63	$189.61

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Business section in Item 1 of Part I and the Consolidated Financial Statements and the related notes in Item 8 of Part II of this Report. We intend the discussion of our financial condition and results of operations to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our Consolidated Financial Statements. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a financial results and key performance metrics overview and a discussion of material events and uncertainties known to management such as the COVID-19 pandemic and global component shortage. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 7, our “Risk Factors” section included in Item 1A of Part I, and our Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Report.

Executive Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	As of and for the Years Ended December 31,
	2021	2020	$ Change	% Change

Net revenues	$4,735.4	$4,445.1	$290.3	7%
Gross margin	$2,740.1	$2,573.7	$166.4	6%
Percentage of net revenues	57.9%	57.9%
Operating income	$387.5	$353.1	$34.4	10%
Percentage of net revenues	8.2%	7.9%
Net income	$252.7	$257.8	$(5.1)	(2)%
Percentage of net revenues	5.3%	5.8%
Net income per share
Basic	$0.78	$0.78	$—	—%
Diluted	$0.76	$0.77	$(0.01)	(1)%

Operating cash flows	$689.7	$612.0	$77.7	13%
Stock repurchase plan activity	$433.3	$375.0	$58.3	16%
Cash dividends declared per common stock	$0.80	$0.80	$—	—%
DSO(1)	69	71	(2)	(3)%

Deferred revenue:
Deferred product revenue	$129.1	$104.7	$24.4	23%
Deferred service revenue	$1,284.5	$1,181.1	$103.4	9%
Total	$1,413.6	$1,285.8	$127.8	10%

Deferred revenue from customer solutions(2)	$442.1	$316.4	$125.7	40%
Deferred revenue from hardware maintenance and professional services	$971.5	$969.4	$2.1	—%
Total	$1,413.6	$1,285.8	$127.8	10%
________________________________
(1)     DSO is for the fourth quarter ended December 31, 2021, and 2020.
(2)     Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during 2021 compared to 2020 across all of our verticals, customer solutions, and geographies. Service net revenues increased primarily due to strong sales of hardware maintenance and software subscriptions.

•Gross Margin: Gross margin as a percentage of net revenues was flat during 2021 compared to 2020. Product gross margin decreased primarily due to higher intangible amortization associated with the acquisitions of Apstra, 128 Technology and Netrounds, and to a lesser extent, logistics and other supply chain costs related to the COVID-19 pandemic, partially offset by favorable product and software mix and higher volume. The decrease in product gross margin was offset by the increase in service gross margin, which was primarily due to higher revenue and lower service delivery costs.

•Operating Margin: Operating income as a percentage of net revenues increased primarily from the drivers described in the gross margin discussion above and lower restructuring charges. The increase in operating margin was partially offset by higher personnel-related costs.

•Operating Cash Flows: Net cash provided by operations increased primarily due to higher invoicing activity, partially offset by higher supplier payments and higher payments for employee compensation.

•Capital Return: We continue to return capital to our stockholders. During 2021, we repurchased a total of 15.7 million shares of our common stock in the open market at an average price of $27.56 per share for an aggregate purchase price of $433.3 million. During 2021, we paid quarterly dividends of $0.20 per share, for an aggregate amount of $259.1 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased, primarily driven by higher revenue.

•Deferred Revenue: Total deferred revenue increased, primarily driven by an increase in deferrals of SaaS and software license subscriptions.

COVID-19 Pandemic Update

The ongoing COVID-19 pandemic and the containment measures taken by governments and businesses are expected to continue to have a substantial negative impact on businesses around the world and on global, regional, and national economies. As a result, the pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control, such as restrictions on the physical movement of our employees, contract manufacturers, component suppliers, partners, and customers. The majority of our global workforce has been working remotely since March 2020, and we continue to implement our four-phased approach to office reopening. In order to maximize the protection of the health and safety of our employees working in our offices in the U.S. and India during the current voluntary return to office period, subject to certain exceptions, we require all personnel working onsite in these offices, or traveling for business on behalf of Juniper, to be fully vaccinated against COVID-19. We also require proof of vaccination for employees and guests returning to our sites, where permitted by local laws and regulations. We will continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned or will be returning to our offices. Numerous ongoing emerging governmental regulations in the U.S. and other countries, including those regarding vaccination mandates and ongoing testing requirements, may negatively impact our operations and increase the complexity of managing the pandemic.

We continue to support healthy customer demand for our products by working with our suppliers and distributors to address supply chain disruptions as well as travel restrictions that have impacted our operations. We have a global supply chain, which consists of primary manufacturing partners and component suppliers. During 2021, the supply constraints we continued to experience were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue.

Challenges to our supply chain due to the impact of the pandemic remain dynamic, and we continue to experience higher costs, including logistics costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products as well as cost increases and extended shipping times for ocean transit that have increased our dependence on higher-cost air freight. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in 2021. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to continue to maintain access to the capital markets enabled by our strong credit ratings. In 2021, we did not observe any material impairments of our assets or a significant change in the fair value of assets due to the pandemic.

We enter fiscal year 2022 with strong momentum and record backlog across all verticals, customers, and geographies. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. We continue to experience constrained supply, increased logistics costs, and accelerated customer demand, any of which could adversely impact our business, results of operations, and overall financial performance in future periods. For more information on the impact of the COVID-19 pandemic and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part I of this Report.

Global Component Shortage

There is a worldwide shortage of various components, including semiconductors, impacting many industries, caused in-part by the COVID-19 pandemic. Similar to others, we are experiencing ongoing component shortages, which have resulted in extended lead times of certain products and significant disruption to our production schedule. We also experienced and may continue to experience increased component costs, which have had a negative impact on our gross margin. During the past year, we experienced strong product orders across all verticals and customer solutions; we believe some of the strength was attributable to industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed. We continue to work to resolve our supply chain challenges and have increased inventory levels and purchase commitments. We are working closely with our suppliers to further enhance our resiliency and mitigate the effects of recent disruptions outside of our control. We believe the extended lead times and increased component and logistic costs will likely persist for at least the next few quarters. We have taken pricing actions to mitigate the effects of rising component costs and do not expect these actions to have an impact until later in fiscal year 2022. While the situation is dynamic, at this point in time we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. See the section entitled “Risk Factors” in Item 1A of Part I of this Report for further discussion of this risk.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

The below accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

•Revenue Recognition: We enter into contracts to sell our products and services, and while most of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment are sometimes required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

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

•Income Taxes: We are subject to income taxes in the United States and numerous foreign jurisdictions. We apply the authoritative accounting guidance for uncertainty in income taxes to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. Significant judgment is required in evaluating our uncertain tax positions and determining our taxes including the interpretation and application of GAAP and complex domestic and international tax laws and matters related to the allocation of international taxation rights between countries. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2020 compared to 2019 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at http://investor.juniper.net.

Revenues

The following table presents net revenues by customer solution (in millions, except percentages):

	Years Ended December 31,
	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
				$ Change	% Change	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$1,665.0	$1,622.2	$1,604.4	$42.8	3%	$17.8	1%
Percentage of net revenues	35.2%	36.5%	36.1%
Cloud-Ready Data Center	727.1	677.1	726.5	50.0	7%	(49.4)	(7)%
Percentage of net revenues	15.4%	15.2%	16.3%
AI-Driven Enterprise	830.4	656.2	613.8	174.2	27%	42.4	7%
Percentage of net revenues	17.5%	14.8%	13.8%
Hardware Maintenance and Professional Services	1,512.9	1,489.6	1,500.7	23.3	2%	(11.1)	(1)%
Percentage of net revenues	31.9%	33.5%	33.8%
Total net revenues	$4,735.4	$4,445.1	$4,445.4	$290.3	7%	$(0.3)	—%

The following table presents net revenues by customer vertical and geographic region (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Cloud	$1,228.0	$1,081.2	$146.8	14%
Percentage of net revenues	25.9%	24.3%
Service Provider	1,839.1	1,761.7	77.4	4%
Percentage of net revenues	38.8%	39.6%
Enterprise	1,668.3	1,602.2	66.1	4%
Percentage of net revenues	35.3%	36.1%
Total net revenues	$4,735.4	$4,445.1	$290.3	7%

Americas:
United States	$2,426.9	$2,233.9	$193.0	9%
Other	222.2	211.2	11.0	5%
Total Americas	2,649.1	2,445.1	204.0	8%
Percentage of net revenues	55.9%	55.0%
EMEA	1,314.5	1,233.8	80.7	7%
Percentage of net revenues	27.8%	27.8%
APAC	771.8	766.2	5.6	1%
Percentage of net revenues	16.3%	17.2%
Total net revenues	$4,735.4	$4,445.1	$290.3	7%

Total net revenues increased primarily due to increases across all customer solutions mainly driven by higher sales volume.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Cloud, and to a lesser extent, Service Provider.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud, partially offset by a decline in Service Provider.

The Automated WAN Solutions revenue increase was primarily driven by Service Provider and Cloud, partially offset by a decline in Enterprise.

Effective in the first quarter of 2021, we began presenting revenues from software and related services as well as total security, as these offerings represent key areas of strategic focus that are critical components to our business success. Software and related services offerings include revenue from software license, software support and maintenance and SaaS contracts. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Years Ended December 31,
	2021	2020	2019	2021 vs. 2020		2020 vs 2019
				$ Change	% Change	$ Change	% Change
Software and Related Services	$760.9	$535.7	$550.9	$225.2	42%	$(15.2)	(3)%
Percentage of net revenues	16.1%	12.1%	12.4%
Total Security	$656.9	$610.8	$638.2	$46.1	8%	$(27.4)	(4)%
Percentage of net revenues	13.9%	13.7%	14.4%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Product gross margin	$1,668.7	$1,566.4	$102.3	7%
Percentage of product revenues	54.2%	55.1%
Service gross margin	1,071.4	1,007.3	64.1	6%
Percentage of service revenues	64.6%	63.0%
Total gross margin	$2,740.1	$2,573.7	$166.4	6%
Percentage of net revenues	57.9%	57.9%

Our gross margins as a percentage of net revenues have been and will continue to be affected by general inflationary pressure and a variety of other factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic and global component shortage. For more information on the impact of COVID-19 and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part I of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to higher intangible amortization associated with the acquisitions of Apstra, 128 Technology and Netrounds, and to a lesser extent, logistics and other supply chain costs related to the COVID-19 pandemic, partially offset by favorable product and software mix and higher volume. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue and lower service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Research and development	$1,007.2	$958.4	$48.8	5%
Percentage of net revenues	21.3%	21.6%
Sales and marketing	1,052.7	938.8	113.9	12%
Percentage of net revenues	22.2%	21.1%
General and administrative	249.8	255.4	(5.6)	(2)%
Percentage of net revenues	5.3%	5.7%
Restructuring charges	42.9	68.0	(25.1)	(37)%
Percentage of net revenues	0.9%	1.5%
Total operating expenses	$2,352.6	$2,220.6	$132.0	6%
Percentage of net revenues	49.7%	50.0%

Our operating expenses have historically been driven in large part by personnel-related costs, including salaries and wages; commissions and bonuses, which we refer to collectively as variable compensation; benefits; share-based compensation; and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 10,191 and 9,950 employees as of December 31, 2021, and 2020, respectively. Our headcount increased by 241 employees, or 2%, primarily from hiring for the sales and marketing organization. We expect inflationary pressures to impact operating expense, at least for the next twelve months.

Research and development

Research and development expense, or R&D, increased primarily due to higher personnel-related costs driven by higher variable compensation and share-based compensation expenses.

Sales and marketing

Sales and marketing expense, or S&M, increased primarily due to higher personnel-related costs driven by headcount growth, higher variable compensation and share-based compensation expenses, as well as higher costs associated with marketing initiatives. The increase was partially offset by lower professional services costs and decreased travel expenses due to the COVID-19 pandemic.

Restructuring charges

Restructuring charges decreased primarily due to higher severance costs related to voluntary and involuntary workforce reductions recorded under the 2020 Restructuring Plan, partially offset by higher facility consolidation, contract termination and other exit costs recorded under the 2021 Restructuring Plan.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Loss on extinguishment of debt	$(60.6)	$(55.0)	$(5.6)	10%
Percentage of net revenues	(1.3)%	(1.2)%

In 2021 and 2020, we incurred a loss on extinguishment of debt related to the redemption of our Senior Notes maturing in March 2024 and June 2025. The loss primarily consists of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Interest income	$14.9	$36.3	$(21.4)	(59)%
Interest expense	(50.8)	(77.0)	26.2	(34)%
Gain on investments, net	17.6	13.3	4.3	32%
Other	1.5	(5.5)	7.0	N/M
Total other expense, net	$(16.8)	$(32.9)	$16.1	(49)%
Percentage of net revenues	(0.4)%	(0.7)%
_______________________________
N/M - percentage is not meaningful.

Interest income primarily includes interest earned on our cash, cash equivalents and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Gain on investments, net, primarily includes gains from the sale of investments in public and privately-held companies, and any observable changes in fair value and impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Total other expense, net, decreased primarily due to lower interest expense related to our debt portfolio, partially offset by lower interest income related to our fixed income investment portfolio, as a result of lower yields from a lower average portfolio balance.

Income Tax Provision

The following table presents the income tax provision (benefit) (in millions, except percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change

Income tax provision	$57.4	$7.4	$50.0	676%
Effective tax rate	18.5%	2.8%

The effective tax rate for fiscal year 2021 was higher than fiscal year 2020, primarily due to the net difference in discrete items in fiscal year 2021 compared to fiscal year 2020 and a change in the geographic mix of earnings. For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our income tax provision, see Note 13, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

As a result of the Tax Act, beginning January 1, 2022, all U.S. and non-U.S. based R&D expenditures must be capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, cash taxes are expected to increase significantly for several years and the Company’s effective tax rate may be adversely impacted.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of shares of our common stock, and payment of cash dividends on our common stock. Since the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), we have repatriated a significant amount of cash from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, or M&A, and fund our return of capital to stockholders.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, cash generated from operations together with the revolving credit facility and our ability to access to capital markets will be sufficient to fund our operations; planned stock repurchases and dividends; capital expenditures; purchase commitments and other liquidity requirements; and anticipated growth for at least the next twelve months. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate; the timing and amount we spend to support development efforts; the expansion of sales and marketing activities; the introduction of new and enhanced products and services; the costs to acquire or invest in businesses and technologies; an increase in manufacturing or component costs; and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part I of this Report.

The Company's material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2021, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1,700.0 million (collectively the "Notes"), none of which is payable within 12 months. Future interest payments associated with the Notes total $705.3 million, with $55.4 million payable within 12 months.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. As of December 31, 2021, we had purchase commitments of $2,632.2 million, with $2,094.3 million payable within 12 months.

Tax

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Act. The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. As of December 31, 2021, the balance of our transition tax obligation was $250.6 million, with none payable within 12 months.

As of December 31, 2021, the Company had $79.9 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

As a result of the Tax Act, beginning January 1, 2022, all U.S. and non-U.S. based R&D expenditures must be capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, cash taxes are expected to increase significantly for the next several years.

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 10 years and 1 to 4 years, respectively. As of December 31, 2021, we had fixed lease payment obligations of $203.6 million, with $48.7 million payable within 12 months.

Unconditional Purchase Obligations

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. As of December 31, 2021, we had unconditional purchase obligations of $129.3 million, with $61.0 million payable within 12 months. See Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our unconditional purchase obligations.

Guarantees

We have financial guarantees consisting of guarantees of product and service performance and standby letters of credit for certain lease facilities, insurance programs, and customs of $2.4 million as of December 31, 2021.

In addition to our cash requirements, we have a capital return program authorized by the Board of Directors (the "Board"). In January 2018, the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

During the fiscal year ended December 31, 2021, we repurchased 15.7 million shares of our common stock in the open market at an average price of $27.56 per share for an aggregate purchase price of $433.3 million, under the 2018 Stock Repurchase Program. As of December 31, 2021, there was $0.9 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for discussion of our dividend declaration subsequent to December 31, 2021.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Interest Income Risk - Available-for-Sale Fixed Income Securities

The primary objectives of our investment activities are, in order of priority, to preserve principal, maintain liquidity, and maximize yield. The value of our investments is subject to market price volatility. To minimize this risk, we maintain an investment portfolio of various holdings, types, and maturities, which includes asset-backed and mortgage-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, time deposits, U.S. government agency securities, and U.S. government securities. At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures.

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2021 and 2020 that are sensitive to changes in interest rates assuming immediate parallel shifts in the yield curve of 50 basis points, or BPS, 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate (in millions):

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2021	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$820.2	$816.7	$813.5	$810.1	$806.7	$803.4	$800.1

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2020	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$1,411.5	$1,406.3	$1,401.1	$1,395.8	$1,390.7	$1,385.5	$1,380.3

Interest rate swaps

The Company uses interest rate swaps to convert certain of our fixed interest rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR), resulting in a net increase or decrease in interest expense. These swaps hedge against the interest rate risk exposures of the designated debt issuances. As of December 31, 2021 and December 31, 2020, the aggregate notional amount of the interest rate swaps was $600.0 million and $300.0 million, respectively. As of December 31, 2021, the fair value of the interest rate swaps resulted in an asset of $2.1 million and a liability of $2.5 million. As of December 31, 2020, the aggregate fair value of the interest rate swaps resulted in an asset of $20.3 million. A hypothetical 10% change in the interest rates as of December 31, 2021 would not have had a material impact to our operating results or the fair value of the interest rate swaps.

Interest Rate Locks

The Company uses interest rate locks, which hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon closing of our future debt issuance. We record changes in the fair value of these cash flow hedges of interest rate risk in accumulated other comprehensive income (loss) until the anticipated refinancing. Upon refinancing of our debt and termination of the derivative instruments, the fair value of these interest rate locks will be amortized over the term of our new debt to interest expense. As of December 31, 2021 and December 31, 2020, the aggregate notional amount of the interest rate locks was $650.0 million. As of December 31, 2021 and December 31, 2020, the fair value of these contracts resulted in an asset of $45.0 million and $30.7 million, respectively. A hypothetical 10% change in the interest rates as of December 31, 2021 would not have had a material impact to the fair value of the interest rate locks.

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 81% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of thirty-six months or less. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was a reduction to operating expenses of $10.7 million, or 0.2% and of $11.6 million, or 0.3% for years ended December 31, 2021 and December 31, 2020, respectively. See Note 5, Derivative Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our derivative and hedging activity.

We have performed a sensitivity analysis as of December 31, 2021 and as of December 31, 2020, using a modeling technique that measures the change in the amount of non-U.S. Dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2021 and December 31, 2020, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2021 and December 31, 2020 by $37.0 million, or 2.2%, and by $33.4 million, or 1.4%, respectively.

Equity Price Risk

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and others can be carried at fair value. The carrying values of our investments in privately-held companies were $197.1 million and $201.9 million as of December 31, 2021 and December 31, 2020, respectively. The privately-held companies in which we invest can still be considered to be in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juniper Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Apstra, Inc. and WiteSand Systems Inc., which are included in the 2021 consolidated financial statements of the Company and constituted less than 2.0% of total assets and less than 4.0% of net assets, respectively as of December 31, 2021 and less than 1.0% of net revenues and less than 1.0% of net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Apstra, Inc. and WiteSand Systems Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 11, 2022, expressed an unqualified opinion thereon.

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
February 11, 2022

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Management has excluded from its assessment, the internal control over financial reporting of Apstra, Inc. and WiteSand Systems Inc., which are included in the December 31, 2021 Consolidated Financial Statements, and constituted less than 2.0% of total assets and less than 4.0% of net assets, respectively as of December 31, 2021, and less than 1.0% of net revenues and less than 1.0% of net income for the year then ended. Based on that assessment, management concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net revenues:
Product	$3,078.1	$2,845.0	$2,867.7
Service	1,657.3	1,600.1	1,577.7
Total net revenues	4,735.4	4,445.1	4,445.4
Cost of revenues:
Product	1,409.4	1,278.6	1,227.0
Service	585.9	592.8	601.6
Total cost of revenues	1,995.3	1,871.4	1,828.6
Gross margin	2,740.1	2,573.7	2,616.8
Operating expenses:
Research and development	1,007.2	958.4	955.7
Sales and marketing	1,052.7	938.8	939.3
General and administrative	249.8	255.4	244.3
Restructuring charges	42.9	68.0	35.3
Total operating expenses	2,352.6	2,220.6	2,174.6
Operating income	387.5	353.1	442.2
Loss on extinguishment of debt	(60.6)	(55.0)	(15.3)
Other expense, net	(16.8)	(32.9)	(12.5)
Income before income taxes	310.1	265.2	414.4
Income tax provision	57.4	7.4	69.4
Net income	$252.7	$257.8	$345.0

Net income per share:
Basic	$0.78	$0.78	$1.01
Diluted	$0.76	$0.77	$0.99
Shares used in computing net income per share:
Basic	324.4	330.4	343.2
Diluted	331.6	335.2	348.2

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$252.7	$257.8	$345.0
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(5.0)	5.7	4.6
Net realized gains reclassified into net income	(1.2)	(1.3)	(0.4)
Net change on available-for-sale debt securities	(6.2)	4.4	4.2
Cash flow hedges:
Change in net unrealized gains and losses	(13.5)	54.4	(8.9)
Net realized (gains) and losses reclassified into net income	(25.2)	7.6	5.5
Net change on cash flow hedges	(38.7)	62.0	(3.4)
Change in foreign currency translation adjustments	(12.8)	7.7	(1.1)
Other comprehensive (loss) income, net	(57.7)	74.1	(0.3)
Comprehensive income	$195.0	$331.9	$344.7

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$922.5	$1,361.9
Short-term investments	315.5	412.1
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $9.9 as of December 31, 2021 and 2020, respectively	994.4	964.1
Inventory*	272.6	210.2
Prepaid expenses and other current assets*	451.6	322.9
Total current assets	2,956.6	3,271.2
Property and equipment, net	703.0	762.3
Operating lease assets	161.3	184.6
Long-term investments	455.5	656.6
Purchased intangible assets, net	284.3	266.7
Goodwill	3,762.1	3,669.6
Other long-term assets	564.2	567.3
Total assets	$8,887.0	$9,378.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$273.7	$277.0
Accrued compensation	336.0	270.7
Deferred revenue	937.9	867.3
Short-term debt	—	421.5
Other accrued liabilities	328.9	324.6
Total current liabilities	1,876.5	2,161.1
Long-term debt	1,686.8	1,705.8
Long-term deferred revenue	475.7	418.5
Long-term income taxes payable	330.5	312.5
Long-term operating lease liabilities	142.2	163.5
Other long-term liabilities	58.4	73.4
Total liabilities	4,570.1	4,834.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 321.6 shares and 327.7 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	6,972.6	7,156.9
Accumulated other comprehensive (loss) income	(2.1)	55.6
Accumulated deficit	(2,653.6)	(2,669.0)
Total stockholders' equity	4,316.9	4,543.5
Total liabilities and stockholders' equity	$8,887.0	$9,378.3
_______________________
(*): The prior period amount has been reclassified to conform to the current period presentation. Previously, Inventory was reported as Prepaid expenses and other current assets.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$252.7	$257.8	$345.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	222.6	190.2	202.2
Depreciation, amortization, and accretion	237.4	212.4	210.3
Operating lease assets expense	44.9	42.3	42.0
Loss on extinguishment of debt	60.6	55.0	15.3
Deferred income taxes	71.7	(52.3)	2.9
Other	(1.1)	(2.9)	3.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(31.8)	(76.1)	(118.1)
Prepaid expenses and other assets	(310.0)	(117.8)	(100.7)
Accounts payable	0.2	56.0	6.4
Accrued compensation	70.3	38.7	6.5
Income taxes payable	24.3	(57.2)	(40.5)
Other accrued liabilities	(80.8)	4.4	(46.8)
Deferred revenue	128.7	61.5	0.9
Net cash provided by operating activities	689.7	612.0	528.9
Cash flows from investing activities:
Purchases of property and equipment	(100.0)	(100.4)	(109.6)
Purchases of available-for-sale debt securities	(649.8)	(967.0)	(3,209.8)
Proceeds from sales of available-for-sale debt securities	546.1	360.4	1,520.0
Proceeds from maturities and redemptions of available-for-sale debt securities	394.0	865.0	1,642.3
Purchases of equity securities	(10.1)	(17.4)	(107.1)
Proceeds from sales of equity securities	25.6	9.7	14.2
Proceeds from Pulse note receivable	—	50.0	—
Payments for business acquisitions, net of cash and cash equivalents acquired	(182.6)	(438.1)	(270.9)
Subsequent payments related to acquisitions in prior years	(10.1)	(45.9)	(7.3)
Other	0.7	(5.2)	—
Net cash provided by (used in) investing activities	13.8	(288.9)	(528.2)
Cash flows from financing activities:
Repurchase and retirement of common stock	(443.5)	(381.1)	(554.9)
Proceeds from issuance of common stock	56.4	54.7	55.6
Payment of dividends	(259.1)	(264.1)	(260.1)
Payment of debt	(423.8)	(376.2)	(950.0)
Issuance of debt, net	—	792.4	495.2
Payment for debt extinguishment costs	(58.3)	(52.9)	(14.6)
Other	(3.4)	4.8	—
Net cash used in financing activities	(1,131.7)	(222.4)	(1,228.8)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(12.1)	5.8	(1.2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(440.3)	106.5	(1,229.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,383.0	1,276.5	2,505.8
Cash, cash equivalents, and restricted cash at end of period	$942.7	$1,383.0	$1,276.5

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$62.6	$87.2	$90.6
Cash paid for income taxes, net	$113.2	$84.1	$98.8
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)

	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	346.4	$7,672.8	$(18.2)	$(2,831.4)	$4,823.2
Net income	—	—	—	345.0	345.0
Other comprehensive loss, net	—	—	(0.3)	—	(0.3)
Issuance of common stock	9.8	55.6	—	—	55.6
Common stock assumed upon business combination	—	4.6	—	—	4.6
Repurchase and retirement of common stock	(20.3)	(264.6)	—	(250.3)	(514.9)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	(40.0)	—	—	(40.0)
Share-based compensation expense	—	202.2	—	—	202.2
Payments of cash dividends ($0.76 per share of common stock)	—	(260.1)	—	—	(260.1)
Cumulative adjustment upon adoption of ASU 2017-12 ("Topic 815"), net	—	—	—	0.1	0.1
Cumulative adjustment upon adoption of ASU 2016-02 ("Topic 842"), net	—	—	—	(4.8)	(4.8)
Balance at December 31, 2019	335.9	7,370.5	(18.5)	(2,741.4)	4,610.6
Net income	—	—	—	257.8	257.8
Other comprehensive loss, net	—	—	74.1	—	74.1
Issuance of common stock	10.0	54.7	—	—	54.7
Common stock assumed upon business combination	—	1.5	—	—	1.5
Repurchase and retirement of common stock	(18.2)	(235.7)	—	(185.4)	(421.1)
Purchase of forward contract under ASR	—	40.0	—	—	40.0
Share-based compensation expense	—	190.0	—	—	190.0
Payments of cash dividends ($0.80 per share of common stock)	—	(264.1)	—	—	(264.1)
Balance at December 31, 2020	327.7	7,156.9	55.6	(2,669.0)	4,543.5
Net income	—	—	—	252.7	252.7
Other comprehensive loss, net	—	—	(57.7)	—	(57.7)
Issuance of common stock	9.9	56.4	—	—	56.4
Common stock assumed upon business combination	—	2.7	—	—	2.7
Repurchase and retirement of common stock	(16.0)	(206.2)	—	(237.3)	(443.5)
Share-based compensation expense	—	221.9	—	—	221.9
Payments of cash dividends ($0.80 per share of common stock)	—	(259.1)	—	—	(259.1)
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9

 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

Juniper Networks, Inc. (the “Company” or “Juniper”) designs, develops, and sells products and services for high-performance networks, to enable customers to build scalable, reliable, secure and cost-effective networks for their businesses, while achieving agility and improved operating efficiency through automation. Juniper challenges the inherent complexity that comes with networking in the multicloud era. Juniper does this with products, solutions and services that transform the way people connect, work and live. Juniper simplifies the process of transitioning to a secure and automated multicloud environment to enable secure, AI-driven networks that connect the world.

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the amounts for the prior year in order to conform to the current year's presentation.

Use of Estimates

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Fixed income securities primarily consist of corporate debt securities, U.S. treasury securities, time deposits, asset-backed and mortgage-backed securities, certificate of deposits, commercial paper, U.S. government agency securities, and foreign government debt securities. Fixed income securities are initially recorded at cost and periodically adjusted to fair value in the Consolidated Balance Sheets. The Company periodically evaluates these investments to determine if impairment charges are required. The Company determines whether a credit loss exists for available-for-sale debt securities in an unrealized loss position. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value and the resulting loss will be recorded in Consolidated Statements of Operations, if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and review of the issuer's financial statements. If factors indicate a credit loss exists, an allowance for credit loss is recorded through other expense, net, limited by the amount that the fair value is less than the amortized cost basis.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

For all available-for-sale debt securities, unrealized gains and the amount of unrealized loss relating to factors other than credit loss are reported as a separate component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses are determined based on the specific identification method and are reported in the Consolidated Statements of Operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Derivative Instruments

The Company uses derivative instruments, primarily foreign currency forward and interest rate contracts, to hedge certain foreign currency and interest rate exposures. The Company does not enter into derivatives for speculative or trading purposes.

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

The Company uses interest rate swaps to convert certain of our fixed interest rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). All interest rate swaps will expire within nine years. The change in fair value of the derivative instrument substantially offsets the change in the fair value of the hedged item. These derivatives are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item.

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

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on set-off with certain counterparties, subject to applicable requirements, the Company is allowed to net-settle transactions, with a single net amount payable by one party to the other. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. As of December 31, 2021, the Company did not have any finance leases. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities, and operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Goodwill and Intangible Assets

Goodwill is tested for impairment annually on November 1 or more frequently if certain circumstances indicate the carrying value of goodwill is impaired. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment is first performed to determine whether it is necessary to quantitatively test goodwill for impairment. This initial assessment includes, among others, consideration of macroeconomic conditions and financial performance. If the qualitative assessment indicates that it is more likely than not that an impairment exists, a quantitative analysis is performed by determining the fair value of the reporting unit using a combination of the discounted cash flow and the market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for hardware and certain software licenses, are recognized at a point in time, which is generally upon shipment or delivery. Certain software licenses combined with post-contract support and maintenance are recognized over time on a ratable basis over the term of the license. Revenue for maintenance, software post-contract support and maintenance, and SaaS is recognized over time on a ratable basis over the contract term. Revenue from education, training, and professional services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $26.6 million, $21.7 million, and $14.6 million, for 2021, 2020, and 2019, respectively.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended December 31, 2021, 2020, and 2019, no single customer accounted for 10% or more of net revenues.

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

Recent Accounting Standards Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments were effective upon issuance and may be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company does not expect adoption and transition to alternative reference rates to have a material impact on its Consolidated Financial Statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October, 2021, the FASB issued ASU No. 2021-08 (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Business Combinations

2021 Acquisitions

Pro forma results of operations for the acquisitions have not been presented, as the financial impact to the Company's consolidated results of operations is not material. The goodwill recognized for these acquisitions is primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes.

Apstra

On January 27, 2021, the Company acquired 100% ownership of Apstra, Inc. ("Apstra"), a company that provides intent-based networking, open programmability, and automated closed loop assurance for the management of data center networks. The purchase consideration was $179.4 million, consisting of $176.7 million in cash and $2.7 million in share-based awards attributable to services prior to the acquisition. The acquisition is expected to expand upon the Company's data center networking portfolio to advance its vision to transform data center operations.

WiteSand

During the fourth quarter of 2021, Juniper acquired 100% ownership of WiteSand Systems Inc. ("WiteSand"), a company that provides cloud-based network infrastructure solutions, for a purchase consideration of $21.8 million in cash. The preliminary purchase price allocation is subject to potential measurement period adjustments relating to certain tax and legal matters. The acquisition is expected to expand upon the Company's AI-driven enterprise network solution.

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

Acquisition Costs

The Company recognized $8.9 million and $24.6 million of acquisition-related costs during the years ended December 31, 2021 and December 31, 2020, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Consolidated Statements of Operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	2021		2020
	Apstra	WiteSand	128 Technology	Netrounds
Cash and cash equivalents	$1.8	$1.5	$29.1	$1.0
Goodwill	84.0	10.2	298.8	24.7
Intangible assets	87.8	9.3	116.7	8.7
Other assets acquired	12.6	0.8	14.3	0.8
Liabilities assumed	(6.8)	—	(10.7)	(1.6)
Total	$179.4	$21.8	$448.2	$33.6

The following table summarizes the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized (in millions, except years):

	2021				2020
	Apstra		WiteSand		128 Technology		Netrounds
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Intangible assets:
Existing technology	5	$80.5	5	$9.3	5	$88.0	4	$5.3
Customer relationships	1.5	7.3	—	—	5	27.0	5	3.4
Backlog	—	—	—	—	1.5	1.7	—	—
Total intangible assets acquired		$87.8		$9.3		$116.7		$8.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of December 31, 2021 and December 31, 2020 (in millions):

	As of December 31, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$139.1	$—	$(0.5)	$138.6	$76.5	$0.2	$—	$76.7
Certificates of deposit	5.0	—	—	5.0	32.9	—	—	32.9
Commercial paper	75.8	—	—	75.8	89.3	—	—	89.3
Corporate debt securities	443.3	0.7	(1.5)	442.5	632.0	5.5	(0.1)	637.4
Foreign government debt securities	12.8	—	(0.1)	12.7	4.6	—	—	4.6
Time deposits	35.2	—	—	35.2	255.6	—	—	255.6
U.S. government agency securities	26.8	—	(0.1)	26.7	65.3	0.2	—	65.5
U.S. government securities	73.5	0.1	—	73.6	232.8	1.0	—	233.8
Total fixed income securities	811.5	0.8	(2.2)	810.1	1,389.0	6.9	(0.1)	1,395.8
Privately-held debt and redeemable preferred stock securities	9.6	37.4	—	$47.0	18.3	37.4	—	55.7
Total available-for-sale debt securities	$821.1	$38.2	$(2.2)	$857.1	$1,407.3	$44.3	$(0.1)	$1,451.5

Reported as:
Cash equivalents	$47.2	$—	$—	$47.2	$333.7	$—	$—	$333.7
Short-term investments	306.8	0.7	(0.1)	307.4	404.3	1.2	—	405.5
Long-term investments	457.5	0.1	(2.1)	455.5	651.0	5.7	(0.1)	656.6
Other long-term assets	9.6	37.4	—	47.0	18.3	37.4	—	55.7
Total	$821.1	$38.2	$(2.2)	$857.1	$1,407.3	$44.3	$(0.1)	$1,451.5

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$354.0	$354.6
Due between one and five years	457.5	455.5
Total	$811.5	$810.1

As of December 31, 2021, the Company's unrealized loss of $2.2 million resulted from 393 investments that were primarily in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2021 and December 31, 2020.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
During the year ended December 31, 2021, the Company had gross realized gains of $15.3 million and no material gross realized losses from available-for-sale debt securities. During the years ended December 31, 2020, and 2019, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of December 31, 2021 and 2020 (in millions):

	As of December 31,
	2021	2020
Equity investments with readily determinable fair value
Money market funds	$382.0	$536.6
Mutual funds	33.4	29.3
Publicly-traded equity securities	8.1	6.6
Equity investments without readily determinable fair value	150.1	146.2
Total equity securities	$573.6	$718.7

Reported as:
Cash equivalents	$371.5	$519.8
Short-term investments	8.1	6.6
Prepaid expenses and other current assets	15.1	9.9
Other long-term assets	178.9	182.4
Total	$573.6	$718.7

During the years ended December 31, 2021, 2020, and 2019, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020 and 2021; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts under the Company's non-qualified deferred compensation plan for senior-level employees. Restricted investments consist of equity investments. As of December 31, 2021, the carrying value of restricted cash and investments was $64.1 million, of which $32.2 million was included in prepaid expenses and other current assets and $31.9 million was included in other long-term assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (in millions):

	As of December 31,
	2021	2020
Cash and cash equivalents	$922.5	$1,361.9
Restricted cash included in Prepaid expenses and other current assets	17.2	19.2
Restricted cash included in Other long-term assets	3.0	1.9
Total cash, cash equivalents, and restricted cash	$942.7	$1,383.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$138.6	$—	$138.6	$—	$76.7	$—	$76.7
Certificates of deposit	—	5.0	—	5.0	—	32.9	—	32.9
Commercial paper	—	75.8	—	75.8	—	89.3	—	89.3
Corporate debt securities	—	442.5	—	442.5	—	637.4	—	637.4
Foreign government debt securities	—	12.7	—	12.7	—	4.6	—	4.6
Time deposits	—	35.2	—	35.2	—	255.6	—	255.6
U.S. government agency securities	—	26.7	—	26.7	—	65.5	—	65.5
U.S. government securities	42.3	31.3	—	73.6	140.0	93.8	—	233.8
Privately-held debt and redeemable preferred stock securities	—	—	47.0	47.0	—	—	55.7	55.7
Total available-for-sale debt securities	42.3	767.8	47.0	857.1	140.0	1,255.8	55.7	1,451.5
Equity securities:
Money market funds	382.0	—	—	382.0	536.6	—	—	536.6
Mutual funds	33.4	—	—	33.4	29.3	—	—	29.3
Publicly-traded equity securities	8.1	—	—	8.1	6.6	—	—	6.6
Total equity securities	423.5	—	—	423.5	572.5	—	—	572.5
Derivative assets:
Foreign exchange contracts	—	9.2	—	9.2	—	38.0	—	38.0
Interest rate contracts	—	47.1	—	47.1	—	51.0	—	51.0
Total derivative assets	—	56.3	—	56.3	—	89.0	—	89.0
Total assets measured at fair value on a recurring basis	$465.8	$824.1	$47.0	$1,336.9	$712.5	$1,344.8	$55.7	$2,113.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(24.0)	$—	$(24.0)	$—	$(0.5)	$—	$(0.5)
Interest rate contracts	—	(2.5)	—	(2.5)	—	—	—	—
Total derivative liabilities	—	(26.5)	—	(26.5)	—	(0.5)	—	(0.5)
Total liabilities measured at fair value on a recurring basis	$—	$(26.5)	$—	$(26.5)	$—	$(0.5)	$—	$(0.5)

Total assets, reported as:
Cash equivalents	$371.6	$47.2	$—	$418.8	$519.8	$333.7	$—	$853.5
Short-term investments	41.5	274.0	—	315.5	101.0	311.1	—	412.1
Long-term investments	8.8	446.7	—	455.5	45.6	611.0	—	656.6
Prepaid expenses and other current assets	15.1	8.8	—	23.9	9.9	28.0	—	37.9
Other long-term assets	28.8	47.4	47.0	123.2	36.2	61.0	55.7	152.9
Total assets measured at fair value on a recurring basis	$465.8	$824.1	$47.0	$1,336.9	$712.5	$1,344.8	$55.7	$2,113.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2021				Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(14.9)	$—	$(14.9)	$—	$(0.3)	$—	$(0.3)
Other long-term liabilities	—	(11.6)	—	(11.6)	—	(0.2)	—	(0.2)
Total liabilities measured at fair value on a recurring basis	$—	$(26.5)	$—	$(26.5)	$—	$(0.5)	$—	$(0.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the years ended December 31, 2021 and 2020, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the year ended December 31, 2021, the Company realized a gain of $13.4 million from disposal of securities with an aggregate cost of $9.6 million related to privately-held debt and redeemable preferred stock.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e. when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of December 31, 2021 and December 31, 2020, there have been no material adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the years ended December 31, 2021, 2020, and 2019.

As of December 31, 2021 and 2020, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company's total outstanding debt in the Consolidated Balance Sheets was $1,845.6 million and $2,386.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Derivative Instruments

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of December 31,
	2021	2020
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$873.9	$722.1
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	300.0
Total designated derivatives	$2,123.9	$1,672.1

Non-designated derivatives	144.6	174.1
Total	$2,268.5	$1,846.2

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of December 31,
	Balance Sheet Location	2021	2020
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$8.7	$27.8
Foreign currency contracts as cash flow hedges	Other long-term assets	0.4	10.0
Interest rate lock contracts	Other long-term assets	45.0	30.7
Interest rate swap contracts	Other long-term assets	2.1	20.3
Total derivatives designated as hedging instruments		$56.2	$88.8
Derivatives not designated as hedging instruments	Other current assets	0.1	0.2
Total derivative assets		$56.3	$89.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$14.8	$0.2
Foreign currency contracts	Other long-term liabilities	9.1	0.2
Interest rate swap contracts	Other long-term liabilities	2.5	—
Total derivatives designated as hedging instruments		$26.4	$0.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.1
Total derivative liabilities		$26.5	$0.5

Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020 the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $17.5 million and $0.5 million, respectively.

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

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuance for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within four years.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $9.1 million, unrealized gain of $63.5 million and unrealized loss of $6.3 million in accumulated other comprehensive loss for the effective portion of its derivative instruments during the years ended December 31, 2021, 2020, and 2019, respectively.

For foreign currency forward contracts, the Company reclassified a gain of $28.9 million, and losses of $9.0 million and $3.8 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Consolidated Statement of Operations during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, an estimated $6.1 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives recorded in other expense, net within the Consolidated Statements of Operations were not material during the years ended December 31, 2021, 2020, and 2019, respectively.

See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for the Company’s policy regarding the offsetting of derivative assets and derivative liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity was as follows (in millions):

Total
December 31, 2019	$3,337.1
Additions due to business combinations	332.5
December 31, 2020	3,669.6
Additions due to business combinations	92.5
December 31, 2021	$3,762.1

We conducted our annual impairment test of goodwill during the fourth quarter of 2021; the estimated fair value of our reporting unit was substantially in excess of the carrying value. There was no goodwill impairment during the years ended December 31, 2021, 2020, and 2019.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of December 31, 2021				As of December 31, 2020
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$913.1	$(660.7)	$(55.1)	$197.3	$823.5	$(598.2)	$(55.1)	$170.2
Customer contracts, support agreements, and related relationships	136.3	(98.6)	(2.8)	34.9	129.2	(84.4)	(2.8)	42.0
Trade names and other	9.6	(6.5)	—	3.1	9.6	(4.1)	—	5.5
Total	1,059.0	(765.8)	(57.9)	235.3	962.3	(686.7)	(57.9)	217.7
Indefinite-lived intangible assets:
IPR&D	49.0	—	—	49.0	49.0	—	—	49.0
Total purchased intangible assets	$1,108.0	$(765.8)	$(57.9)	$284.3	$1,011.3	$(686.7)	$(57.9)	$266.7

Amortization expense related to purchased intangible assets with finite lives was $79.5 million, $40.6 million, and $34.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no significant impairment charges related to purchased intangible assets during the years ended December 31, 2021, 2020, and 2019.

As of December 31, 2021, the estimated future amortization expense of purchased intangible assets with finite lives was as follows (in millions):

Years Ending December 31,	Amount
2022	$74.9
2023	68.7
2024	49.2
2025	39.6
2026	2.9
Total	$235.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of December 31,
	2021	2020
Production and service materials	$208.6	$158.1
Finished goods	75.6	63.8
Total inventory	$284.2	$221.9

Reported as:
Inventory	$272.6	$210.2
Other long-term assets	11.6	11.7
Total inventory	$284.2	$221.9

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2021	2020
Computers and equipment	$1,023.5	$1,057.5
Software	226.8	231.1
Leasehold improvements	197.6	223.8
Furniture and fixtures	46.8	49.6
Building and building improvements	269.3	256.0
Land and land improvements	243.5	243.5
Construction-in-process	11.2	17.7
Property and equipment, gross	2,018.7	2,079.2
Accumulated depreciation	(1,315.7)	(1,316.9)
Property and equipment, net	$703.0	$762.3

Depreciation expense was $151.0 million, $166.2 million, and $184.0 million in 2021, 2020, and 2019, respectively.

Warranties

Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2021	2020
Beginning balance	$30.2	$31.4
Provisions made during the period, net	39.5	37.1
Actual costs incurred during the period	(36.7)	(38.3)
Ending balance	$33.0	$30.2

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Revenue

See Note 12, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $74.0 million included in deferred revenue at January 1, 2021 was recognized during the year ended December 31, 2021. Service revenue of $770.4 million included in deferred revenue at January 1, 2021 was recognized during the year ended December 31, 2021.

Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of December 31, 2021 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$135.8	$117.1	$15.6	$3.1
Service	1,296.0	828.7	371.1	96.2
Total	$1,431.8	$945.8	$386.7	$99.3

Deferred Commissions

Deferred commissions were $34.9 million and $27.4 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, amortization expense for the deferred commissions were $189.8 million and $145.9 million, respectively, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Interest income	$14.9	$36.3	$79.1
Interest expense	(50.8)	(77.0)	(88.7)
Gain (loss) on investments, net	17.6	13.3	(3.8)
Other	1.5	(5.5)	0.9
Other expense, net	$(16.8)	$(32.9)	$(12.5)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Gain (loss) on investments, net, primarily includes gains (losses) from the sale of investments in public and privately-held companies, and any observable changes in fair value and impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Restructuring Charges

The following table presents restructuring charges included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2021	2020	2019
Severance	$13.6	$62.8	$21.5
Facility consolidations	8.1	5.2	2.1
Contract terminations and other	21.2	—	11.7
Total	$42.9	$68.0	$35.3

Reported as:
Restructuring charges	$42.9	$68.0	$35.3
Total	$42.9	$68.0	$35.3

2021 Restructuring Plan

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

In connection with the 2021 Restructuring Plan, we incurred cumulative charges of $42.9 million for the twelve months ended December 31, 2021. These costs were reported as restructuring charges in the Consolidated Statements of Operations.

Prior Restructuring Activities

In 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, enhance productivity and cost efficiencies, and enable reinvestment in certain key priority areas, which resulted in severance costs and other exit related costs, including impairment charges. In connection with the 2020 Restructuring Plan, during the fourth quarter of 2020, the Company implemented a voluntary early retirement program for employees who met certain eligibility requirements, which resulted in additional severance costs that were recorded to restructuring charges in the Consolidated Statement of Operations.

In 2019, the Company initiated a restructuring plan (the "2019 Restructuring Plan") to realign its workforce with the Company's sales strategy, improve productivity, and enhance cost efficiencies, which resulted in severance, facility consolidation, and contract termination costs that were recorded to restructuring charges in the Consolidated Statement of Operations.

Restructuring Liabilities

Restructuring liabilities are reported within other accrued liabilities in the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities associated with the 2021 Restructuring Plan and 2020 Restructuring Plan (in millions):

	December 31, 2020	Charges/ (Benefits)	Cash Payments	Other	December 31, 2021
Severance	$50.7	$13.6	$(63.9)	$1.0	$1.4
Facility consolidations	—	8.1	—	(8.1)	—
Contract terminations and other	—	21.2	(4.5)	(5.8)	10.9
Total	$50.7	$42.9	$(68.4)	$(12.9)	$12.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Debt and Financing

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of December 31,
	Maturity Date	Effective Interest Rates	2021	2020
Senior Notes ("Notes"):
4.500% fixed-rate notes ("2024 Notes")	March 2024	4.70%	$—	$265.8
4.350% fixed-rate notes ("2025-I Notes")	June 2025	4.47%	—	158.0
1.200% fixed-rate notes ("2025-II Notes")	December 2025	1.37%	400.0	400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	2,123.8
Unaccreted discount and debt issuance costs			(12.9)	(16.8)
Hedge accounting fair value adjustments(*)			(0.3)	20.3
Total			$1,686.8	$2,127.3
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the Company's aggregate debt maturities based on outstanding principal were as follows (in millions):

Years Ending December 31,	Amount
2022	$—
2023	—
2024	—
2025	400.0
2026	—
Thereafter	1,300.0
Total	$1,700.0

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

Interest on the Notes is payable in cash semiannually. The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. The indenture that governs the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

As of December 31, 2021, the Company was in compliance with all covenants in the indenture governing the Notes.

Revolving Credit Facility

In April 2019, the Company entered into a credit agreement (the "Credit Agreement") with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes. The Revolving Credit Facility will terminate in April 2024.

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

On December 17, 2021, an amendment to the Credit Agreement was executed that defines the Secured Overnight Financing Rate (SOFR) as the benchmark rate for U.S. dollar borrowings in the absence of LIBOR, and the Sterling Overnight Index Average (SONIA) as the benchmark rate for Pounds Sterling borrowings following the cessation of GBP LIBOR on December 31, 2021.

The Revolving Credit Facility requires the Company to maintain a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, the Company is permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters) and an interest coverage ratio no less than 3.0x during the term of the credit facility.

As of December 31, 2021, the Company had not borrowed any funds under the Credit Agreement and was in compliance with all covenants in the Credit Agreement.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $31.9 million, $57.5 million and $64.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company received cash proceeds from financing providers of $32.5 million, $57.4 million, and $69.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and December 31, 2020, the amounts owed by the financing providers were $3.2 million and $3.9 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase programs, and stock repurchases for tax withholdings (in millions, except per share amounts):

	Dividends		Stock Repurchases				Total
Year	Per Share	Amount	Shares	Average price per share (*)	Amount	Tax Withholding Amount	Amount
2021	$0.80	$259.1	15.7	$27.56	$433.3	$10.2	$702.6
2020	$0.80	$264.1	17.9	$23.47	$375.0	$6.2	$645.3
2019	$0.76	$260.1	20.1	$25.36	$550.0	$5.0	$815.1
________________________________
(*)    $23.47 average price per share for 2020 includes $375.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019.

Cash Dividends on Shares of Common Stock

During 2021, 2020, and 2019, the Company declared and paid quarterly cash dividends of $0.20, $0.20 and $0.19 per common share, totaling $259.1 million, $264.1 million, and $260.1 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2021.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

As part of the 2018 Stock Repurchase Program, in April 2019, the Company entered into an accelerated share repurchase program ("ASR") and repurchased $300.0 million of the Company's common stock. The aggregate number of shares ultimately repurchased of 11.6 million shares of the Company's common stock was determined based on a volume weighted average repurchase price, less an agreed upon discount, of $25.79 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

As part of the 2018 Stock Repurchase Program, in October 2019, the Company entered into an ASR with a financial institution to repurchase an aggregate of $200.0 million of the Company's outstanding common stock. The Company made an up-front payment of $200.0 million pursuant to the ASR and received and retired an initial 6.4 million shares of the Company's common stock for an aggregate price of $160.0 million based on the market price of $25.15 per share of the Company’s common stock on the date of the transaction. In January 2020, the ASR was completed, and an additional 1.8 million shares were received for a total repurchase of 8.2 million shares of the Company's common stock at a volume weighted average repurchase price, less an agreed upon discount, of $24.44 per share. The shares received by the Company were retired, accounted for as a reduction to stockholder’s equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the fiscal year ended December 31, 2021, the Company repurchased 15.7 million shares of its common stock in the open market at an average price of $27.56 per share for an aggregate purchase price of $433.3 million under the 2018 Stock Repurchase Program.

As of December 31, 2021, there were $0.9 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 16, Subsequent Events, for a discussion of the Company's stock repurchase activity subsequent to December 31, 2021.

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

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the years ended December 31, 2021, 2020, and 2019 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2018	$25.5	$(0.9)	$(42.8)	$(18.2)
Other comprehensive income (loss) before reclassifications	4.6	(8.9)	(1.1)	(5.4)
Amount reclassified from accumulated other comprehensive income (loss)	(0.4)	5.5	—	5.1
Other comprehensive income (loss), net	4.2	(3.4)	(1.1)	(0.3)
Balance as of December 31, 2019	$29.7	$(4.3)	$(43.9)	$(18.5)
Other comprehensive income before reclassifications	5.7	54.4	7.7	67.8
Amount reclassified from accumulated other comprehensive income (loss)	(1.3)	7.6	—	6.3
Other comprehensive income, net	4.4	62.0	7.7	74.1
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive loss before reclassifications	(5.0)	(13.5)	(12.8)	(31.3)
Amount reclassified from accumulated other comprehensive income (loss)	(1.2)	(25.2)	—	(26.4)
Other comprehensive loss, net	(6.2)	(38.7)	(12.8)	(57.7)
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
________________________________
(1)    The reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2021, 2020, and 2019 for realized gains on available-for-sale debt securities were not material, and were included in other expense, net, in the Consolidated Statements of Operations.
(2)    The reclassifications out of accumulated other comprehensive income (loss) for realized gains and losses on cash flow hedges was $28.9 million for the year ended December 31, 2021 and not material for the years ended 2020 and 2019. The reclassified amounts were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations.

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock, plus the addition of any shares subject to outstanding awards under the 2006 Equity Incentive Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. In May 2017, the Company's stockholders approved an additional 23.0 million shares of common stock for issuance under the 2015 Plan, and in May 2019, the Company's stockholders approved an additional 3.7 million shares of common stock for issuance under the 2015 Plan. As of December 31, 2021, an aggregate of 16.5 million shares were subject to outstanding equity awards and 5.1 million shares were available for future issuance under the 2015 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. In May 2020, the Company's stockholders approved an additional 8.0 million shares of common stock for issuance under the ESPP. To date, the Company's stockholders have approved a share reserve of 43.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP. As of December 31, 2021, approximately 34.2 million shares have been issued and 8.8 million shares remain available for future issuance under the ESPP.

In 2021, in connection with the acquisitions of Apstra and WiteSand, the Company assumed an aggregate of 2.5 million shares of stock options, RSUs, RSAs, and PSAs. In 2020, in connection with the acquisition of 128 Technology, the Company assumed an aggregate of 3.9 million shares of stock options, RSUs, RSAs, and PSAs. No additional awards can be granted under the stock plans of the acquired companies. As of December 31, 2021, approximately 5.8 million shares of common stock were outstanding under all awards assumed or substituted through the Company's acquisitions.

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

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the year ended December 31, 2021 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	19.9	$23.05
Granted(1)(2)	10.2	26.19
Awards assumed upon the acquisitions of Apstra and WiteSand(2)	2.5	26.28
Vested(3)	(7.8)	23.66
Canceled	(2.6)	23.91
Balance at December 31, 2021	22.2	$24.55	1.3	$791.3

As of December 31, 2021
Vested and expected-to-vest RSUs, RSAs, and PSAs	19.7	$24.96	1.3	$703.7
________________________________
(1)Includes 8.2 million service-based, 1.5 million performance-based, and 0.5 million market-based RSUs and PSAs, as applicable. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.
(2)The weighted-average grant-date fair value of RSUs, RSAs, and PSAs granted and assumed or substituted during 2021, 2020, and 2019 was $26.21, $21.59, and $25.26, respectively. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During 2021, the Company declared a quarterly cash dividend of $0.20 per share of common stock on January 28, 2021, April 27, 2021, July 27, 2021 and October 26, 2021.
(3)Total fair value of RSUs, RSAs, and PSAs vested during 2021, 2020, and 2019 was $184.2 million, $174.7 million, and $170.0 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan (in millions):

Number of Shares
Balance as of December 31, 2020	12.1
Additional shares authorized	—
RSUs and PSAs granted(*)	(10.5)
RSUs and PSAs canceled(*)	3.5
Balance as of December 31, 2021	5.1
________________________________
(*)    In May 2019, the 2015 Plan was amended, and the amendment removed the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2015 Plan, RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant were counted against shares authorized under the plan as two and one-tenth shares of common stock ("the prior fungible rate") for each share subject to such award. Pursuant to the amendment, beginning on May 14, 2019, each share award granted under the 2015 Plan reduces the share reserve by one share and all share awards granted on May 14, 2019 and thereafter that are later forfeited, canceled or terminated are returned to the share reserve in the same manner. During 2021, among the total 3.5 million of canceled shares, 2.2 million shares represent the shares returned to the share reserve at the prior fungible rate. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

Employee Stock Purchase Plan

During 2021, 2020, and 2019, employees purchased 2.8 million, 2.7 million and 2.4 million shares of common stock through the ESPP at an average exercise price of $19.81, $19.59, and $22.04 per share, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP purchase rights and market-based RSUs were as follows:

	Years Ended December 31,
	2021	2020	2019
ESPP Purchase Rights:
Volatility	32%	31%	27%
Risk-free interest rate	0.1%	0.8%	2.1%
Expected life (years)	1.3	1.3	1.2
Dividend yield	3.0%	3.3%	2.9%
Weighted-average fair value per share	$6.96	$6.34	$6.65

Market-based RSUs:
Volatility	30%	25%	25%
Risk-free interest rate	0.2%	1.3%	2.4%
Dividend yield	3.4%	3.3%	2.8%
Weighted-average fair value per share	$30.70	$26.32	$27.32

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues - Product	$5.3	$5.4	$5.7
Cost of revenues - Service	18.2	15.8	17.3
Research and development	93.1	78.8	94.0
Sales and marketing	65.9	58.2	56.0
General and administrative	40.1	31.4	29.2
Total	$222.6	$189.6	$202.2

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2021	2020	2019
Stock options	$9.3	$7.3	$7.7
RSUs, RSAs, and PSAs	196.2	162.6	176.5
ESPP Purchase Rights	17.1	19.7	18.0
Total	$222.6	$189.6	$202.2

For the years ended December 31, 2021, 2020 and 2019, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the income tax provision in the Consolidated Statements of Operations, of $28.2 million, $23.5 million, and $29.6 million, respectively.

For the years ended December 31, 2021, 2020, and 2019, the realized tax benefit related to awards vested or exercised during the period was $31.7 million, $21.7 million and $30.6 million, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

As of December 31, 2021, the total unrecognized compensation cost related to unvested share-based awards was $357.4 million to be recognized over a weighted-average period of 1.8 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $22.3 million, $22.0 million, and $20.2 million during 2021, 2020, and 2019, respectively.

Deferred Compensation Plan

The Company’s NQDC plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. As of December 31, 2021, the liability of the Company to the plan participants was $33.3 million, of which $4.4 million was included within other accrued liabilities and $28.9 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $33.3 million correlating to the deferred compensation obligations, of which $4.4 million was included within prepaid expenses and other current assets and $28.9 million was included within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2020, the liability of the Company was $29.3 million, of which $3.1 million was included within other accrued liabilities and $26.2 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $29.3 million correlating to

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
the deferred compensation obligations, of which $3.1 million was included within prepaid expenses and other current assets and $26.2 million was included within other long-term assets on the Consolidated Balance Sheets.

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

Effective in the first quarter of fiscal year 2021, the Company began reporting its revenue by customer solution in the following three categories: Automated WAN Solutions, Cloud-Ready Data Center, AI-Driven Enterprise. In addition, the Company began reporting Hardware Maintenance and Professional Services in the first quarter of fiscal year 2021. The change provides for alignment on key growth drivers that is aligned with the Company's strategy.

The following table presents net revenues by customer solution (in millions):

	Years Ended December 31,
	2021	2020	2019
Customer Solutions:
Automated WAN Solutions	$1,665.0	$1,622.2	$1,604.4
Cloud-Ready Data Center	727.1	677.1	726.5
AI-Driven Enterprise	830.4	656.2	613.8
Hardware Maintenance and Professional Services	1,512.9	1,489.6	1,500.7
Total	$4,735.4	$4,445.1	$4,445.4

The following table presents net revenues by customer vertical (in millions):

	Years Ended December 31,
	2021	2020	2019
Cloud	$1,228.0	$1,081.2	$1,059.8
Service Provider	1,839.1	1,761.7	1,827.8
Enterprise	1,668.3	1,602.2	1,557.8
Total	$4,735.4	$4,445.1	$4,445.4

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2021	2020	2019
Americas:
United States	$2,426.9	$2,233.9	$2,299.8
Other	222.2	211.2	218.2
Total Americas	2,649.1	2,445.1	2,518.0
Europe, Middle East, and Africa	1,314.5	1,233.8	1,215.3
Asia Pacific	771.8	766.2	712.1
Total	$4,735.4	$4,445.1	$4,445.4

During the years ended December 31, 2021, 2020, and 2019, no customer accounted for greater than 10% of the Company's net revenues.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents geographic information for property and equipment, net (in millions).

	As of December 31,
	2021	2020
United States	$623.4	$667.4
International	79.6	94.9
Property and equipment, net	$703.0	$762.3

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2021 and December 31, 2020, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13. Income Taxes

The components of pretax income are summarized as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Domestic	$264.6	$204.2	$296.2
Foreign	45.5	61.0	118.2
Total pretax income	$310.1	$265.2	$414.4

The provision (benefit) for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Current provision (benefit):
Federal	$63.4	$73.4	$6.2
States	15.9	20.3	14.4
Foreign	48.2	(21.6)	48.5
Total current provision (benefit)	127.5	72.1	69.1
Deferred (benefit) provision:
Federal	(54.3)	(58.7)	0.8
States	(4.1)	(6.6)	2.8
Foreign	(11.7)	0.6	(3.3)
Total deferred (benefit) provision	(70.1)	(64.7)	0.3
Total provision (benefit) for income taxes	$57.4	$7.4	$69.4

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory tax rate of 21% to pretax income for each of the years presented as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Expected provision at statutory rate	$65.1	$55.7	$87.0
State taxes, net of federal benefit	6.5	8.7	9.4
Foreign income at different tax rates	(0.2)	(5.9)	1.8
R&D tax credits	(16.6)	(16.4)	(18.8)
Share-based compensation	(2.2)	9.0	3.8
Non-deductible compensation	4.2	3.5	3.3
Temporary differences not currently benefited	—	(0.9)	12.9
Recognition of previously unrecognized tax benefits	—	(63.7)	(25.4)
Cost sharing adjustment- Altera	—	20.1	—
Lapses in federal statutes of limitations	—	—	(7.5)
Other	0.6	(2.7)	2.9
Total provision (benefit) for income taxes	$57.4	$7.4	$69.4

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$72.5	$48.2
Research and other credit carry-forwards	272.2	252.8
Deferred revenue	47.7	43.4
Share-based compensation	17.9	15.0
Capitalized R&D expenditure	102.0	60.5
Reserves and accruals not currently deductible	61.0	43.5
Operating lease liabilities	45.4	51.3
Other	9.9	10.6
Total deferred tax assets	628.6	525.3
Valuation allowance	(300.9)	(261.5)
Deferred tax assets, net of valuation allowance	327.7	263.8
Deferred tax liabilities:
Property and equipment basis differences	(1.3)	(20.1)
Purchased intangible assets	(56.5)	(45.6)
Unremitted foreign earnings	(25.5)	(25.5)
Net unrealized gain	(21.0)	(21.1)
Operating lease assets	(39.9)	(44.9)
Total deferred tax liabilities	(144.2)	(157.2)
Net deferred tax assets	$183.5	$106.6
As of December 31, 2021 and 2020, the Company had a valuation allowance on its U.S. and foreign deferred tax assets of $300.9 million and $261.5 million, respectively. The balance at December 31, 2021 consisted of $2.0 million , $288.7 million and $10.2 million against the Company's U.S. federal, state, and foreign deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The valuation allowance increased in 2021 and 2020 by $39.4 million and $12.1 million, respectively, primarily related to the changes in state R&D tax credits.

As of December 31, 2021, the Company had federal, California and other states net operating loss carry-forwards of approximately $205.5 million, $197.9 million and $144.6 million, respectively. The California net operating loss carry-forwards of $197.9 million are expected to expire unused. The Company also had federal and California tax credit carry-forwards of approximately $6.6 million and $292.4 million, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2022. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides deferred tax liabilities for all tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. The Company has made no provision for deferred taxes on approximately $83.1 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2021. These earnings are considered indefinitely invested in operations of the subsidiaries, as the Company intends to utilize these amounts to fund future expansion of its operations. If these earnings were distributed to the parent, the Company would be subject to additional taxes of approximately $16.9 million.

As of December 31, 2021, 2020, and 2019, the total amount of gross unrecognized tax benefits was $113.4 million, $116.0 million, and $151.3 million, respectively. As of December 31, 2021, approximately $110.5 million of the $113.4 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate before considering valuation allowance.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$116.0	$151.3	$178.1
Tax positions related to current year:
Additions	7.7	5.3	5.9
Tax positions related to prior years:
Additions	3.3	18.1	0.8
Reductions	(3.6)	(52.0)	(3.3)
Settlements	(9.4)	(1.8)	(22.5)
Lapses in statutes of limitations	(0.6)	(4.9)	(7.7)
Balance at end of year	$113.4	$116.0	$151.3

As of December 31, 2021, 2020, and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $8.1 million, $5.3 million, and $29.9 million, respectively, as other long-term liabilities in the Consolidated Balance Sheets. Due to the changes in the level of gross unrecognized tax benefits, the Company recognized a benefit for net interest and penalties of $2.7 million, $20.7 million and $2.8 million in its Consolidated Statements of Operations during the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $7.3 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the Netherlands, U.K., France, Germany, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2012.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2017 tax years, respectively. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2021, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$252.7	$257.8	$345.0
Denominator:
Weighted-average shares used to compute basic net income per share	324.4	330.4	343.2
Dilutive effect of employee stock awards	7.2	4.8	5.0
Weighted-average shares used to compute diluted net income per share	331.6	335.2	348.2
Net income per share:
Basic	$0.78	$0.78	$1.01
Diluted	$0.76	$0.77	$0.99

Anti-dilutive shares	0.5	5.3	4.7

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

The following table summarizes the Company’s unconditional purchase obligations as of December 31, 2021 (in millions):

Years Ending December 31,	Unconditional Purchase Obligations
2022	$61.0
2023	43.9
2024	16.5
2025	7.3
2026	0.6
Total	$129.3

In December 2018, the Company entered into a Master Services Agreement and certain Statements of Work, as subsequently amended (collectively, the “Agreement”) with International Business Machines Corporation ("IBM"). As of December 31, 2021, the Company expects to pay IBM $145.3 million over the remaining initial term of the Agreement. The table above does not include fees payable to IBM under the contract as the Company is unable to make a reasonably reliable estimate of the amount of the payments related to each of the years under this contract due to uncertainties in the usage of the services.

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

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2021	2020
Operating lease cost	$57.4	$50.8
Variable lease cost	11.5	13.4
Total lease cost	$68.9	$64.2

Operating cash outflows from operating leases	$57.8	$54.2
ROU assets obtained in exchange for new operating lease liabilities	$29.7	$54.7

	As of December 31,
	2021	2020
Weighted average remaining lease term (years)	4.6	4.9
Weighted average discount rate	3.3%	3.7%

As of December 31, 2021, future operating lease payments for each of the next five years and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2022	$48.7
2023	47.6
2024	43.1
2025	34.6
2026	14.3
Thereafter	15.3
Total lease payments	203.6
Less: interest	(14.2)
Total	$189.4

Balance Sheet Information
Other accrued liabilities	$47.2
Long-term operating lease liabilities	142.2
Total	$189.4

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. The following table summarizes the Company’s purchase commitments as of December 31, 2021 (in millions):

Years Ending December 31,	Purchase Commitments
2022	$2,094.3
2023	523.0
2024	14.4
2025	0.5
Total	$2,632.2

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2021, the Company had accrued $19.8 million based on its estimate of such charges.

Debt and Interest Payment on Debt

As of December 31, 2021, the Company held total outstanding debt consisting of the Notes with a carrying value of $1,686.8 million. See Note 9, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The long-term income taxes payable of $250.6 million represents the remaining balance of the Company's transition tax obligation.

As of December 31, 2021, the Company had $79.9 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third-party products, infringe the intellectual property rights of a third-party. As of December 31, 2021 and 2020, the Company recorded $1.9 million and $6.7 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company also has financial guarantees consisting of standby letters of credit for certain lease facilities, insurance programs and customs of $2.4 million and $29.0 million, as of December 31, 2021 and December 31, 2020, respectively.

Legal Proceedings

The Company is involved in investigations, disputes, litigation, and legal proceedings. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company intends to aggressively defend itself in these matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that these existing claims or proceedings are not likely, individually and in the aggregate, to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Note 16. Subsequent Events

Dividend Declaration

On January 27, 2022, the Company announced a cash dividend of $0.21 per share of common stock to be paid on March 22, 2022 to stockholders of record as of the close of business on March 1, 2022.

Stock Repurchase Activities

Subsequent to December 31, 2021, through the date of filing of this Report (the "filing date"), the Company repurchased 2.6 million shares of its common stock in the open market, for an aggregate purchase price of $91.1 million at an average price of $34.75 per share, under the 2018 Stock Repurchase Program. Repurchases of approximately 2.0 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $0.8 billion of authorized funds remaining under the 2018 Stock Repurchase Program as of the filing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

ITEM 9B. Other Information

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

In the normal course of business, the Company or its subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the Company or its subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. In the fiscal year ended December 31, 2021, as permitted and authorized by the OFAC General License, the Company filed notifications with and/or applied for import licenses and permits from the FSB. There are no gross revenues or net profits directly associated with these activities, and the Company and its subsidiaries do not distribute or sell products or provide services to the FSB. The Company expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters” and “Election of Directors” and is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

                        Juniper Networks, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020, and 2019
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2021	$9.9	$(3.2)	$—	$6.7
2020	$5.5	$4.4	$—	$9.9
2019	$4.9	$1.7	$(1.1)	$5.5

Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Used	Balance at End of Year
2021	$28.4	$57.6	$(54.6)	$31.4
2020	$24.8	$60.7	$(57.1)	$28.4
2019	$32.7	$59.5	$(67.4)	$24.8

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment	S-8	4.1	333-218344	5/30/2017
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.2	001-34501	5/30/2017
4.1	Description of Juniper Networks, Inc. Registered Securities	10-K	4.1	001-34501	2/20/2020
4.2	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.3	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.4	Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	8/26/2019
4.5	Seventh Supplemental Indenture, dated December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	12/10/2020
4.6	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.8	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.’s 1.200% Senior Notes due 2025	8-K	4.1	001-34501	12/10/2020
4.8	Form of Note for Juniper Networks, Inc.’s 2.000% Senior Notes due 2030	8-K	4.1	001-34501	12/10/2020
4.9	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029	8-K	4.1	001-34501	8/26/2019
10.1	Juniper Networks, Inc. Performance Bonus Plan (As Amended and Restated Effective February 19, 2020)+	10-Q	10.1	001-34501	5/5/2020
10.2	Juniper Networks, Inc. Deferred Compensation Plan+	S-8	4.4	333-151669	6/16/2008
10.3	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	10-Q	10.4	001-34501	8/7/2019
10.4	Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended and restated as of May 14, 2020+	10-Q	10.1	001-34501	8/4/2020
10.5	Form of Restricted Stock Unit Agreement effective as of May 19, 2015+	8-K	10.2	001-34501	5/20/2015
10.6	Form of Performance Share Agreement effective as of May 19, 2015+	8-K	10.3	001-34501	5/20/2015
10.7	Form of Indemnification Agreement entered into by Juniper Networks, Inc. with each of its directors, officers and certain employees, approved for use on August 9, 2018+	8-K	10.1	001-34501	8/10/2018
10.8	Form of Stock Option Agreement effective as of May 19, 2015+	8-K	10.4	001-34501	5/20/2015
10.9	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*+
10.10	Amended and Restated Juniper Networks, Inc. Form of Performance Share Agreement effective as of December 1, 2021*+
10.11	Form of Change of Control Agreement for Certain Officers, approved for use on November 2, 2020+	10-Q	10.1	001-34501	11/2/2020
10.12	Form of Severance Agreement for Certain Officers, approved for use on November 2, 2020+	10-Q	10.2	001-34501	11/2/2020
10.13	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.14
Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, as amended by Amendment No. 1 dated as of December 17, 2021*

10.15	Master Services Agreement, dated December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation, and Amendment No.1 dated as of January 4, 2019†	10-K	10.29	001-34501	2/22/2019

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.16	Amendment No.2 to the Master Services Agreement, dated as of June 26, 2020, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.2	001-34501	8/4/2020
10.17	Amendment No.3 to the Master Services Agreement, dated as of December 18, 2020, between Juniper Networks, Inc. and International Business Machines Corporation	10-K	10.19	001-34501	2/12/2021
10.18	Amendment No.4 to the Master Services Agreement, dated as of January 20, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-Q	10.1	001-34501	4/30/2021
10.19	Amendment No.5 to the Master Services Agreement, dated as of March 8, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-Q	10.2	001-34501	4/30/2021
10.20	Amendment No.6 to the Master Services Agreement, dated as of March 10, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.3	001-34501	4/30/2021
10.21	Amendment No.7 to the Master Services Agreement, dated as of June 1, 2021 between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.1	001-34501	7/30/2021
10.22	Amendment No.8 to the Master Services Agreement, dated as of May 17, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.2	001-34501	7/30/2021
10.23	Amendment No.9 to the Master Services Agreement, dated as of June 1, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.3	001-34501	7/30/2021
10.24	Amendment No.10 to the Master Services Agreement, dated as of August 31, 2021, between Juniper Networks, Inc. and International Business Machines Corporation*
10.25	Amendment No.11 to the Master Services Agreement, dated as of October 6, 2021, between Juniper Networks, Inc. and International Business Machines Corporation*††
10.26	Amendment No.12 to the Master Services Agreement, dated as of November 9, 2021, between Juniper Networks, Inc. and International Business Machines Corporation*
10.27	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015+	10-K	10.60	001-34501	2/29/2016
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text*
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been separately filed with the Securities and Exchange Commission.

††	Portion of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

(b) Exhibits

See Exhibits in Item 15(a)(3) above in this Report.

(c) None

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 11, 2022	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 11, 2022	By:	/s/ Thomas A. Austin
Thomas A. Austin
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2022
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2022
Kenneth B. Miller

/s/ Thomas A. Austin	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2022
Thomas A. Austin

/s/ Scott Kriens	Chairman of the Board	February 11, 2022
Scott Kriens

/s/ Gary Daichendt	Director	February 11, 2022
Gary Daichendt

/s/ Anne T. DelSanto	Director	February 11, 2022
Anne T. DelSanto

/s/ Kevin DeNuccio	Director	February 11, 2022
Kevin DeNuccio

/s/ James Dolce	Director	February 11, 2022
James Dolce

/s/ Christine M. Gorjanc	Director	February 11, 2022
Christine M. Gorjanc

/s/ Janet B. Haugen	Director	February 11, 2022
Janet B. Haugen

/s/ Rahul Merchant	Director	February 11, 2022
Rahul Merchant

/s/ William R. Stensrud	Director	February 11, 2022
William R. Stensrud