Form 10-Q
period 2022-03-31
JUNIPER NETWORKS INC
filed 2022-04-29
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 323,095,442 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 27, 2022.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues:
Product	$744.3	$672.4
Service	423.9	402.0
Total net revenues	1,168.2	1,074.4
Cost of revenues:
Product	378.5	316.5
Service	140.3	142.3
Total cost of revenues	518.8	458.8
Gross margin	649.4	615.6
Operating expenses:
Research and development	248.6	254.7
Sales and marketing	273.3	252.7
General and administrative	60.2	61.1
Restructuring charges	8.8	19.3
Total operating expenses	590.9	587.8
Operating income	58.5	27.8
Loss on extinguishment of debt	—	(60.6)
Other expense, net	(12.9)	(5.0)
Income (loss) before income taxes	45.6	(37.8)
Income tax benefit	(10.1)	(6.7)
Net income (loss)	$55.7	$(31.1)

Net income (loss) per share:
Basic	$0.17	$(0.10)
Diluted	$0.17	$(0.10)
Weighted-average shares used to compute net income (loss) per share:
Basic	321.8	326.3
Diluted	331.1	326.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$55.7	$(31.1)
Other comprehensive income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(5.7)	(1.2)
Net realized losses (gains) reclassified into net income	0.1	(0.8)
Net change on available-for-sale debt securities	(5.6)	(2.0)
Cash flow hedges:
Change in net unrealized gains and losses	20.8	38.5
Net realized losses (gains) reclassified into net income	0.1	(8.9)
Net change on cash flow hedges	20.9	29.6
Change in foreign currency translation adjustments	(1.5)	(1.9)
Other comprehensive income, net	13.8	25.7
Comprehensive income (loss)	$69.5	$(5.4)

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,013.3	$922.5
Short-term investments	293.4	315.5
Accounts receivable, net of allowances	848.8	994.4
Inventory	317.0	272.6
Prepaid expenses and other current assets	480.3	451.6
Assets held for sale	85.5	—
Total current assets	3,038.3	2,956.6
Property and equipment, net	689.4	703.0
Operating lease assets	153.1	161.3
Long-term investments	362.2	455.5
Purchased intangible assets, net	215.6	284.3
Goodwill	3,733.9	3,762.1
Other long-term assets	635.4	564.2
Total assets	$8,827.9	$8,887.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$318.3	$273.7
Accrued compensation	238.8	336.0
Deferred revenue	967.0	937.9
Other accrued liabilities	334.3	328.9
Total current liabilities	1,858.4	1,876.5
Long-term debt	1,648.4	1,686.8
Long-term deferred revenue	499.6	475.7
Long-term income taxes payable	332.6	330.5
Long-term operating lease liabilities	133.7	142.2
Other long-term liabilities	88.3	58.4
Total liabilities	4,561.0	4,570.1
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 321.8 shares and 321.6 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,933.1	6,972.6
Accumulated other comprehensive income (loss)	11.7	(2.1)
Accumulated deficit	(2,677.9)	(2,653.6)
Total stockholders' equity	4,266.9	4,316.9
Total liabilities and stockholders' equity	$8,827.9	$8,887.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$55.7	$(31.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	45.2	57.5
Depreciation, amortization, and accretion	56.3	60.4
Operating lease assets expense	10.1	11.7
Loss on extinguishment of debt	—	60.6
Other	6.8	(3.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	145.5	204.8
Prepaid expenses and other assets	(153.7)	(39.1)
Accounts payable	44.6	(29.4)
Accrued compensation	(95.4)	(61.5)
Income taxes payable	25.5	(23.1)
Other accrued liabilities	(0.7)	(72.6)
Deferred revenue	53.2	45.5
Net cash provided by operating activities	193.1	179.8
Cash flows from investing activities:
Purchases of property and equipment	(25.0)	(19.7)
Purchases of available-for-sale debt securities	(58.1)	(104.8)
Proceeds from sales of available-for-sale debt securities	33.3	283.7
Proceeds from maturities and redemptions of available-for-sale debt securities	123.6	118.1
Purchases of equity securities	(9.3)	(1.5)
Proceeds from sales of equity securities	2.2	2.9
Payments for business acquisitions, net of cash and cash equivalents acquired	(3.3)	(175.0)
Other	0.5	(1.3)
Net cash provided by investing activities	63.9	102.4
Cash flows from financing activities:
Repurchase and retirement of common stock	(126.3)	(131.9)
Proceeds from issuance of common stock	28.6	28.2
Payment of dividends	(67.5)	(65.2)
Payment of debt	—	(423.8)
Payment for debt extinguishment costs	—	(58.3)
Net cash used in financing activities	(165.2)	(651.0)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1.7)	(2.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	90.1	(370.8)
Cash, cash equivalents, and restricted cash at beginning of period	942.7	1,383.0
Cash, cash equivalents, and restricted cash at end of period	$1,032.8	$1,012.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	55.7	55.7
Other comprehensive income, net	—	—	13.8	—	13.8
Issuance of common stock	4.8	28.6	—	—	28.6
Repurchase and retirement of common stock	(3.6)	(46.3)	—	(80.0)	(126.3)
Share-based compensation expense	—	45.7	—	—	45.7
Payments of cash dividends ($0.21 per share of common stock)	—	(67.5)	—	—	(67.5)
Balance at March 31, 2022	322.8	$6,933.1	$11.7	$(2,677.9)	$4,266.9

	Three Months Ended March 31, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net loss	—	—	—	(31.1)	(31.1)
Other comprehensive income, net	—	—	25.7	—	25.7
Issuance of common stock	5.0	31.1	—	—	31.1
Repurchase and retirement of common stock	(5.3)	(69.4)	—	(62.5)	(131.9)
Share-based compensation expense	—	57.5	—	—	57.5
Payments of cash dividends ($0.20 per share of common stock)	—	(65.2)	—	—	(65.2)
Balance at March 31, 2021	327.4	$7,110.9	$81.3	$(2,762.6)	$4,429.6

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

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

Summary of Significant Accounting Policies

Except for the change in certain policies upon adoption of the accounting standards described below, there have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: On January 1, 2022, the Company early adopted ASU No. 2021-08 (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the contracts were originated by the acquirer. Upon adoption, the standard did not have a material impact on the Condensed Consolidated Financial Statements.

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR through December 31, 2022. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2. Assets Held for Sale

The Company classifies its long-lived assets or disposal groups to be sold as held for sale in the period in which all of the held for sale criteria are met. The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the transaction is closed.

To align the value of the silicon photonics intellectual property and enable broader market access to innovative technologies, on March 24, 2022, the Company entered into a definitive agreement to divest 75% of its silicon photonics business for $90 million. The transaction was closed on April 4, 2022. The related assets and liabilities to be sold have been presented as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2022.

The following table presents the carrying value of the major components of assets and liabilities held for sale as of March 31, 2022 (in millions):

As of
March 31, 2022
Assets:
Total current assets	$0.1
Property and equipment, net	3.6
Deferred tax assets	3.9
Purchased intangible assets, net	49.0
Goodwill	28.9
Total assets held for sale	$85.5
Liabilities:
Accounts payable	$0.4
Total liabilities held for sale(*)	$0.4
________________________________
(*)      $0.4 million of liabilities held for sale was included in other accrued liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2022 and December 31, 2021 (in millions):

	As of March 31, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$117.2	$—	$(1.4)	$115.8	$139.1	$—	$(0.5)	$138.6
Certificates of deposit	1.4	—	—	1.4	5.0	—	—	5.0
Commercial paper	34.5	—	—	34.5	75.8	—	—	75.8
Corporate debt securities	413.1	0.1	(6.6)	406.6	443.3	0.7	(1.5)	442.5
Foreign government debt securities	12.8	—	(0.3)	12.5	12.8	—	(0.1)	12.7
Time deposits	17.5	—	—	17.5	35.2	—	—	35.2
U.S. government agency securities	25.7	—	(0.5)	25.2	26.8	—	(0.1)	26.7
U.S. government securities	57.8	—	(0.2)	57.6	73.5	0.1	—	73.6
Total fixed income securities	680.0	0.1	(9.0)	671.1	811.5	0.8	(2.2)	810.1
Privately-held debt and redeemable preferred stock securities	17.0	37.4	—	54.4	9.6	37.4	—	47.0
Total available-for-sale debt securities	$697.0	$37.5	$(9.0)	$725.5	$821.1	$38.2	$(2.2)	$857.1

Reported as:
Cash equivalents	$23.0	$—	$—	$23.0	$47.2	$—	$—	$47.2
Short-term investments	286.7	0.1	(0.9)	285.9	306.8	0.7	(0.1)	307.4
Long-term investments	370.3	—	(8.1)	362.2	457.5	0.1	(2.1)	455.5
Other long-term assets	17.0	37.4	—	54.4	9.6	37.4	—	47.0
Total	$697.0	$37.5	$(9.0)	$725.5	$821.1	$38.2	$(2.2)	$857.1

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$309.7	$308.9
Due between one and five years	370.3	362.2
Total	$680.0	$671.1

As of March 31, 2022, the Company's unrealized loss of $9.0 million resulted from 446 investments that were primarily in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three months ended March 31, 2022 and March 31, 2021.

During the three months ended March 31, 2022 and March 31, 2021, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2022 and December 31, 2021 (in millions):

	As of
	March 31, 2022	December 31, 2021
Equity investments with readily determinable fair value:
Money market funds	$469.1	$382.0
Mutual funds	32.1	33.4
Publicly-traded equity securities	7.5	8.1
Equity investments without readily determinable fair value:	156.8	150.1
Total equity securities	$665.5	$573.6

Reported as:
Cash equivalents	$459.1	$371.5
Short-term investments	7.5	8.1
Prepaid expenses and other current assets	13.4	15.1
Other long-term assets	185.5	178.9
Total	$665.5	$573.6

For the three months ended March 31, 2022 and March 31, 2021, there were no material unrealized gains or losses recognized for equity investments.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020. Restricted investments consist of equity investments. As of March 31, 2022, the carrying value of restricted cash and investments was $61.6 million, of which $29.9 million was included in prepaid expenses and other current assets, and $31.7 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in millions):

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,013.3	$922.5
Restricted cash included in Prepaid expenses and other current assets	16.5	17.2
Restricted cash included in Other long-term assets	3.0	3.0
Total cash, cash equivalents, and restricted cash	$1,032.8	$942.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements at March 31, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$115.8	$—	$115.8	$—	$138.6	$—	$138.6
Certificates of deposit	—	1.4	—	1.4	—	5.0	—	5.0
Commercial paper	—	34.5	—	34.5	—	75.8	—	75.8
Corporate debt securities	—	406.6	—	406.6	—	442.5	—	442.5
Foreign government debt securities	—	12.5	—	12.5	—	12.7	—	12.7
Time deposits	—	17.5	—	17.5	—	35.2	—	35.2
U.S. government agency securities	—	25.2	—	25.2	—	26.7	—	26.7
U.S. government securities	36.6	21.0	—	57.6	42.3	31.3	—	73.6
Privately-held debt and redeemable preferred stock securities	—	—	54.4	54.4	—	—	47.0	47.0
Total available-for-sale debt securities	36.6	634.5	54.4	725.5	42.3	767.8	47.0	857.1
Equity securities:
Money market funds	469.1	—	—	469.1	382.0	—	—	382.0
Mutual funds	32.1	—	—	32.1	33.4	—	—	33.4
Publicly-traded equity securities	7.5	—	—	7.5	8.1	—	—	8.1
Total equity securities	508.7	—	—	508.7	423.5	—	—	423.5
Derivative assets:
Foreign exchange contracts	—	14.3	—	14.3	—	9.2	—	9.2
Interest rate contracts	—	67.1	—	67.1	—	47.1	—	47.1
Total derivative assets	—	81.4	—	81.4	—	56.3	—	56.3
Total assets measured at fair value on a recurring basis	$545.3	$715.9	$54.4	$1,315.6	$465.8	$824.1	$47.0	$1,336.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(23.2)	$—	$(23.2)	$—	$(24.0)	$—	$(24.0)
Interest rate contracts	—	(39.2)	—	(39.2)	—	(2.5)	—	(2.5)
Total derivative liabilities	—	(62.4)	—	(62.4)	—	(26.5)	—	(26.5)
Total liabilities measured at fair value on a recurring basis	$—	$(62.4)	$—	$(62.4)	$—	$(26.5)	$—	$(26.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at March 31, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$459.1	$23.0	$—	$482.1	$371.6	$47.2	$—	$418.8
Short-term investments	39.2	254.2	—	293.4	41.5	274.0	—	315.5
Long-term investments	4.8	357.4	—	362.2	8.8	446.7	—	455.5
Prepaid expenses and other current assets	13.5	9.8	—	23.3	15.1	8.8	—	23.9
Other long-term assets	28.7	71.5	54.4	154.6	28.8	47.4	47.0	123.2
Total assets measured at fair value	$545.3	$715.9	$54.4	$1,315.6	$465.8	$824.1	$47.0	$1,336.9

Total liabilities, reported as:
Other accrued liabilities	$—	$(16.2)	$—	$(16.2)	$—	$(14.9)	$—	$(14.9)
Other long-term liabilities	—	(46.2)	—	(46.2)	—	(11.6)	—	(11.6)
Total liabilities measured at fair value on a recurring basis	$—	$(62.4)	$—	$(62.4)	$—	$(26.5)	$—	$(26.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three months ended March 31, 2022, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three months ended March 31, 2022, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value on a nonrecurring basis (i.e., when an observable transaction occurs) using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of March 31, 2022, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,675.0 million and $1,845.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	March 31, 2022	December 31, 2021
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$969.6	$873.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	2,219.6	2,123.9

Non-designated derivatives	157.6	144.6
Total	$2,377.2	$2,268.5

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$9.3	$8.7
Foreign currency contracts	Other long-term assets	4.5	0.4
Interest rate lock contracts	Other long-term assets	67.1	45.0
Interest rate swap contracts	Other long-term assets	—	2.1
Total derivatives designated as hedging instruments		$80.9	$56.2
Derivatives not designated as hedging instruments	Other current assets	0.5	0.1
Total derivative assets		$81.4	$56.3
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$16.1	$14.8
Foreign currency contracts	Other long-term liabilities	7.0	9.1
Interest rate swap contracts	Other long-term liabilities	39.2	2.5
Total derivatives designated as hedging instruments		$62.3	$26.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.1
Total derivative liabilities		$62.4	$26.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate 2030 Notes in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate 2041 Notes. The interest rate swaps will expire within nine years.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $28.1 million and an unrealized gain of $53.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three months ended March 31, 2022 and March 31, 2021, respectively.

For foreign currency forward contracts, the Company reclassified a gain of $0.4 million and $10.0 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, an estimated $6.7 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to seven months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three months ended March 31, 2022 and March 31, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2022	December 31, 2021
Production and service materials	$247.2	$208.6
Finished goods	84.8	75.6
Total inventory	$332.0	$284.2

Reported as:
Inventory	$317.0	$272.6
Other long-term assets	15.0	11.6
Total inventory	$332.0	$284.2

Warranties

Changes during the three months ended March 31, 2022 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2021	$33.0
Provisions made during the period	5.3
Actual costs incurred during the period	(8.5)
Balance as of March 31, 2022	$29.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue

See Note 11, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $21.0 million included in deferred revenue at January 1, 2022 was recognized during the three months ended March 31, 2022. Service revenue of $286.9 million included in deferred revenue at January 1, 2022 was recognized during the three months ended March 31, 2022, respectively.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of March 31, 2022 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$116.8	$100.8	$13.2	$2.8
Service	1,365.8	875.5	385.6	104.7
Total	$1,482.6	$976.3	$398.8	$107.5

Deferred Commissions

Deferred commissions were $31.1 million as of March 31, 2022. For the three months ended March 31, 2022, amortization expense for previously deferred commissions was $47.1 million, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Interest income	$2.6	$4.1
Interest expense	(12.5)	(13.7)
Gain (loss) on investments, net	(3.3)	3.8
Other	0.3	0.8
Other expense, net	$(12.9)	$(5.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges

During the first quarters of 2022 and 2021, the Company initiated restructuring plans designed to enable reinvestment in certain key priority areas to align with strategic changes, which resulted in severance costs from workforce reductions, contract terminations, and other exit costs. Activities under our approved restructuring plans are expected to be completed by the end of 2022.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2021	Charges	Cash Payments	March 31, 2022
Severance	$1.4	$3.4	$(2.7)	$2.1
Contract terminations and other	10.9	5.4	(3.3)	13.0
Total	$12.3	$8.8	$(6.0)	$15.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	March 31, 2022	December 31, 2021
Senior Notes ("Notes"):
1.200% fixed-rate notes ("2025 Notes")	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(12.4)	(12.9)
Hedge accounting fair value adjustments(*)			(39.2)	(0.3)
Total			$1,648.4	$1,686.8
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

As of March 31, 2022, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of March 31, 2022, the Company was in compliance with all covenants and no amounts were outstanding under its credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Dividends:
Per share	$0.21	$0.20
Amount	$67.5	$65.2

Repurchased under the 2018 Stock Repurchase Program:
Shares	3.2	5.1
Average price per share	$34.55	$24.45
Amount	$112.2	$125.0

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2022, the Company declared and paid a quarterly cash dividend of $0.21 per common share, totaling $67.5 million, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2022.

Stock Repurchase Activities

During the three months ended March 31, 2022, the Company repurchased 3.2 million shares of its common stock in the open market for an aggregate purchase price of $112.2 million at an average price of $34.55 per share under the 2018 Stock Repurchase Program.

As of March 31, 2022, there was approximately $0.8 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $14.1 million and $6.9 million during the three months ended March 31, 2022 and March 31, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the three months ended March 31, 2022 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive income (loss) before reclassifications	(5.7)	20.8	(1.5)	13.6
Amount reclassified from accumulated other comprehensive income (loss)	0.1	0.1	—	0.2
Other comprehensive income (loss), net	(5.6)	20.9	(1.5)	13.8
Balance as of March 31, 2022	$22.3	$39.9	$(50.5)	$11.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2022, 4.1 million and 7.4 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activities and related information as of and for the three months ended March 31, 2022 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22.2	$24.55
Granted(*)	2.6	35.09
Vested	(3.1)	24.35
Canceled	(1.2)	24.69
Balance as of March 31, 2022	20.5	$25.92	1.4	$763.4
________________________________
(*)    Includes 1.0 million service-based, 1.2 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Shares purchased	1.4	1.4
Average exercise price per share	$20.07	$19.75

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenues - Product	$1.4	$1.3
Cost of revenues - Service	4.5	4.5
Research and development	16.6	24.2
Sales and marketing	12.5	16.5
General and administrative	10.2	11.0
Total	$45.2	$57.5

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2022	2021
Stock options	$1.5	$2.7
RSUs, RSAs, and PSAs	38.5	49.9
ESPP Purchase Rights	5.2	4.9
Total	$45.2	$57.5

As of March 31, 2022, the total unrecognized compensation cost related to unvested share-based awards was $355.6 million to be recognized over a weighted-average period of 1.90 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended March 31,
	2022	2021
Customer Solutions:
Automated WAN Solutions	$390.7	$386.4
Cloud-Ready Data Center	188.8	157.4
AI-Driven Enterprise	214.0	161.2
Hardware Maintenance and Professional Services	374.7	369.4
Total	$1,168.2	$1,074.4

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2022	2021
Cloud	$307.0	$270.7
Service Provider	428.0	438.2
Enterprise	433.2	365.5
Total	$1,168.2	$1,074.4

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2022	2021
Americas:
United States	$603.6	$523.2
Other	51.4	59.8
Total Americas	655.0	583.0
Europe, Middle East, and Africa	333.9	311.1
Asia Pacific	179.3	180.3
Total	$1,168.2	$1,074.4

For the three months ended March 31, 2022, one customer accounted for approximately 11% of total net revenues. For the three months ended March 31, 2021, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes	$45.6	$(37.8)
Income tax benefit	$(10.1)	$(6.7)
Effective tax rate	(21.9)%	17.7%

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

The Company’s effective tax rate for the three months ended March 31, 2022 includes one-time benefits from tax legislative changes, assets held for sale, and excess tax benefits associated with stock-based compensation.

The Company’s effective tax rate for the three months ended March 31, 2021 reflected the loss on extinguishment of debt of $60.6 million and other restructuring charges of $19.3 million in the period.

As of March 31, 2022, the total amount of gross unrecognized tax benefits was $116.9 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $7.5 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2017 tax years, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Net Income (Loss) per Share

The Company computed basic and diluted net income (loss) per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$55.7	$(31.1)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	321.8	326.3
Dilutive effect of employee stock awards	9.3	—
Weighted-average shares used to compute diluted net income (loss) per share	331.1	326.3
Net income (loss) per share:
Basic	$0.17	$(0.10)
Diluted	$0.17	$(0.10)

Anti-dilutive shares	2.2	3.7

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $2,782.9 million as of March 31, 2022.

Legal Proceedings

In the ordinary course of business, the Company is subject to various pending and potential investigations, disputes, litigations, and legal proceedings. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company intends to aggressively defend itself in any legal matters, and while the outcome of any pending matters is not currently determinable, the Company believes that none of its currently existing claims or proceedings are likely, individually or in the aggregate, to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or any other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of these events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15. Subsequent Events

Dividend Declaration

On April 26, 2022, the Company announced a cash dividend of $0.21 per share of common stock to be paid on June 22, 2022 to stockholders of record as of the close of business on June 1, 2022.

Stock Repurchase Activities

Subsequent to March 31, 2022, through the date of filing of this Report (the "filing date"), the Company repurchased 0.9 million shares of its common stock in the open market, for an aggregate purchase price of $28.2 million at an average price of $32.23 per share, under the 2018 Stock Repurchase Program. Repurchases of approximately 0.3 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $0.8 billion of authorized funds remaining under the 2018 Stock Repurchase Program as of the filing date.

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

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Report. We intend the discussion of our financial condition and results of operations to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our Condensed Consolidated Financial Statements. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview and a discussion of material events and uncertainties known to management, such as the COVID-19 pandemic and global component shortage. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Form 10-K.

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

•AI-Driven Enterprise encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes 128 Technology and Branch SRX solutions. To accelerate our strategy, during the fourth quarter of 2021, we acquired WiteSand Systems Inc. ("WiteSand"), a pioneer of cloud-native zero-trust Network Access Control ("NAC") solutions. We believe our acquisition of WiteSand will expand upon our AI-Driven Enterprise portfolio to accelerate our ongoing efforts to deliver a next-generation NAC solution.

•Automated WAN Solutions includes MX and PTX product lines, and ACX product line targeting the Metro market. It also includes Paragon Active Assurance, formerly known as Netrounds, which is now part of Paragon Automation, our WAN Automation suite.

•Cloud-Ready Data Center includes QFX product line, Apstra and Contrail product lines, along with our high-end security portfolio of SRX, targeting data center security for service provider, cloud and enterprise.

In addition to our product offerings, we offer software-as-a-service ("SaaS"), software subscription, and other customer services, including maintenance and support, professional services, and education and training programs.

Our products and services address high-performance network requirements for our customers within our verticals: Cloud, Service Provider, and Enterprise who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. We are executing against our innovation roadmap as each of our industry verticals transitions to cloud architectures. We focus on compelling and differentiated use cases targeting the AI-Driven Enterprise, Automated WAN Solutions, and Cloud-Ready Data Center solution categories. We believe our understanding of high-performance networking technology and cloud architecture positions us to effectively capitalize on the industry transition to more automated, cost-efficient, and scalable networks.

COVID-19 Pandemic Update

As the ongoing COVID-19 pandemic has evolved, we continue to monitor and evaluate the impact on our business operations on a regional, national and global basis. Beginning on May 2, 2022, we plan to fully reopen our U.S.-based facilities for office-based employees in a new office/hybrid collaboration model. We will continue our four-phased approach to office reopening at our facilities around the world based on considerations regarding the health and safety of our employees and the advice of regional and national governments.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the first quarter of 2022 although we continue to experience higher logistic costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products as well as cost increases and extended shipping times for ocean transit that have increased our dependence on higher-cost air freight. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. For more information on the impact of the COVID-19 pandemic and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Global Component Shortage

We have a global supply chain, which is primarily composed of manufacturing partners and component suppliers. Global supply chain constraints in the wake of the COVID-19 pandemic continue to reduce our visibility into component availability, which have resulted in extended lead times of certain products and significant disruption to our production schedule.

During the first quarter of 2022, the supply constraints we experienced were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

Similar to others, we continue to experience increased component costs. This has had a negative impact on our gross margin. During the past year, we experienced strong product orders across all verticals, customer solutions, and geographies. We also anticipate backlog to remain at elevated levels through the course of the year. We believe some of the strength was attributable to industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed. We continue to work to resolve our supply chain challenges and continue to increase our inventory levels and purchase commitments. We are working closely with our suppliers to further enhance our resiliency and mitigate the effects of recent disruptions. We believe the extended lead times and increased component and logistic costs will likely persist for at least the reminder of the year. We have taken pricing actions to mitigate the effects of rising component costs and do not expect these actions to have an impact until later in fiscal year 2022. While the situation is dynamic, at this point in time, we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenues	$1,168.2	$1,074.4	$93.8	9%
Gross margin	$649.4	$615.6	$33.8	5%
Percentage of net revenues	55.6%	57.3%
Operating income	$58.5	$27.8	$30.7	110%
Percentage of net revenues	5.0%	2.6%
Net income (loss)	$55.7	$(31.1)	$86.8	N/M
Percentage of net revenues	4.8%	(2.9)%
Net income (loss) per share:
Basic	$0.17	$(0.10)	$0.27	N/M
Diluted	$0.17	$(0.10)	$0.27	N/M

Operating cash flows	$193.1	179.8	$13.3	7%
Stock repurchase plan activity	$112.2	$125.0	$(12.8)	(10)%
Cash dividends declared per common stock	$0.21	$0.20	$0.01	5%
DSO	65	64	1	2%

	As of
	March 31, 2022	December 31, 2021	$ Change	% Change
Deferred revenue:
Deferred product revenue	$110.8	$129.1	$(18.3)	(14)%
Deferred service revenue	1,355.8	1,284.5	71.3	6%
Total	$1,466.6	$1,413.6	$53.0	4%

Deferred revenue from customer solutions(*)	$469.5	$442.1	$27.4	6%
Deferred revenue from hardware maintenance and professional services	997.1	971.5	25.6	3%
Total	$1,466.6	$1,413.6	$53.0	4%
______________________
N/M - Not meaningful
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the Enterprise and Cloud verticals, partially offset by decline in the Service Provider vertical. The growth in the Enterprise vertical was driven by the growth in all customer solutions, and the growth in the Cloud vertical was primarily driven by Automated WAN Solutions, and to a lesser extent, Cloud-Ready Data Center. The decline in the Service Provider vertical was primarily driven by Automated WAN Solutions, partially offset by the growth in Cloud-Ready Data Center. Service net revenues increased during three months ended March 31, 2022, compared to the same period in 2021, primarily due to strong sales of hardware maintenance and software subscriptions.

Of our top ten customers for the first quarter of 2022, three were in Cloud, six were in Service Provider, and one was in Enterprise. Of these customers, four were located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues decreased primarily due to elevated logistics and other supply chain costs due in part to the COVID-19 pandemic and unfavorable customer and product mix, partially offset by higher revenue.

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to lower restructuring costs, partially offset by the drivers described in the gross margin discussion above and higher personnel-related expenses driven by increases in variable compensation expense and headcount.

•Operating Cash Flows: Net cash provided by operations increased primarily due to higher customer collections, partially offset by higher supplier payments.

•Capital Return: We continue to return capital to our stockholders. During the three months ended March 31, 2022, we repurchased 3.2 million shares of our common stock in the open market at an average price of $34.55 per share for an aggregate purchase price of $112.2 million. During the three months ended March 31, 2022, we paid a quarterly dividend of $0.21 per share, for an aggregate amount of $67.5 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to higher account receivable balance resulting from higher product invoicing and invoice timing, partially offset by higher revenue.

•Deferred Revenue: Total deferred revenue increased as of March 31, 2022, compared to December 31, 2021, primarily driven by an increase in deferrals of SaaS and software license subscriptions.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$390.7	$386.4	$4.3	1%
Percentage of net revenues	33.4%	36.0%
Cloud-Ready Data Center	188.8	157.4	31.4	20%
Percentage of net revenues	16.2%	14.6%
AI-Driven Enterprise	214.0	161.2	52.8	33%
Percentage of net revenues	18.3%	15.0%
Hardware Maintenance and Professional Services	374.7	369.4	5.3	1%
Percentage of net revenues	32.1%	34.4%
Total net revenues	$1,168.2	$1,074.4	$93.8	9%

Cloud	$307.0	$270.7	$36.3	13%
Percentage of net revenues	26.3%	25.2%
Service Provider	428.0	438.2	(10.2)	(2)%
Percentage of net revenues	36.6%	40.8%
Enterprise	433.2	365.5	67.7	19%
Percentage of net revenues	37.1%	34.0%
Total net revenues	$1,168.2	$1,074.4	$93.8	9%

Americas:
United States	$603.6	$523.2	$80.4	15%
Other	51.4	59.8	(8.4)	(14)%
Total Americas	655.0	583.0	72.0	12%
Percentage of net revenues	56.1%	54.2%
EMEA	333.9	311.1	22.8	7%
Percentage of net revenues	28.6%	29.0%
APAC	179.3	180.3	(1.0)	(1)%
Percentage of net revenues	15.3%	16.8%
Total net revenues	$1,168.2	$1,074.4	$93.8	9%

Total net revenues increased primarily due to increases in AI-Driven Enterprise and Cloud-Ready Data Center mainly driven by higher sales volume.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise.

The Cloud-Ready Data Center revenue increase was primarily driven by Service Provider, and to a lesser extent, Cloud and Enterprise.

The Automated WAN Solutions revenue increase was primarily driven by Cloud, partially offset by a decline in Service Provider.

Also, software and security products and services represent key areas of our strategic focus that are critical components to our business success. Software and related services offerings include revenue from software license, software support and maintenance and SaaS contracts. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Software and Related Services	$228.1	$142.9	$85.2	60%
Percentage of net revenues	19.5%	13.3%
Total Security	$161.0	$163.0	$(2.0)	(1)%
Percentage of net revenues	13.8%	15.2%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product gross margin	$365.8	$355.9	$9.9	3%
Percentage of product revenues	49.1%	52.9%
Service gross margin	283.6	259.7	23.9	9%
Percentage of service revenues	66.9%	64.6%
Total gross margin	$649.4	$615.6	$33.8	5%
Percentage of net revenues	55.6%	57.3%

Our gross margins as a percentage of net revenues have been and will continue to be affected by general inflationary pressure and a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic and global semiconductor shortage. For more information on the impact of COVID-19 and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to elevated logistic and other supply chain costs due in part to the COVID-19 pandemic and unfavorable customer and product mix, partially offset by higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Research and development	$248.6	$254.7	$(6.1)	(2)%
Percentage of net revenues	21.2%	23.7%
Sales and marketing	273.3	252.7	20.6	8%
Percentage of net revenues	23.4%	23.5%
General and administrative	60.2	61.1	(0.9)	(1)%
Percentage of net revenues	5.2%	5.7%
Restructuring charges	8.8	19.3	(10.5)	(54)%
Percentage of net revenues	0.8%	1.8%
Total operating expenses	$590.9	$587.8	$3.1	1%
Percentage of net revenues	50.6%	54.7%

Total operating expenses increased primarily due to higher personnel-related costs, specifically in sales and marketing, driven by headcount growth and higher variable compensation, partially offset by lower restructuring charges in connection with our approved restructuring plans.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$—	$(60.6)	$60.6	(100)%
Percentage of net revenues	—%	(5.6)%

During the three months ended March 31, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of our Senior Notes maturing in 2024 and June 2025. The loss primarily consisted of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest income	$2.6	$4.1	$(1.5)	(37)%
Interest expense	(12.5)	(13.7)	1.2	(9)%
Gain (loss) on investments, net	(3.3)	3.8	(7.1)	(187)%
Other	0.3	0.8	(0.5)	(63)%
Total other expense, net	$(12.9)	$(5.0)	$(7.9)	158%
Percentage of net revenues	(1.1)%	(0.5)%

Total other expense, net, increased primarily due to losses related to certain equity investments, compared to gains on certain equity investments in the previous year.

Income Tax Benefit

The following table presents income tax benefit (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Income tax benefit	$(10.1)	$(6.7)	$(3.4)	51%
Effective tax rate	(21.9)%	17.7%

The effective tax rate decreased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the changes in the effect of one-time items. For further explanation of our income tax (benefit) provision, see Note 12, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a decrease in our cash flow from operations by up to $230 million in 2022. The actual impact on 2022 cash flow from operations will primarily depend on if and when this legislation is deferred, modified, or repealed by U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in 2022. We estimate the largest impact will be to 2022 cash flow from operations and that the impact in future years should gradually decrease over the five- and fifteen-year amortization periods. The Company’s effective tax rate may be impacted.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of shares of our common stock, and payment of cash dividends on our common stock. Since the enactment of the Tax Act, we have repatriated a significant amount of cash from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business, support value-enhancing merger and acquisitions, and fund our return of capital to stockholders.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, cash generated from operations together with the revolving credit facility and our ability to access to capital markets will be sufficient to fund our operations, planned stock repurchases and dividends, capital expenditures, purchase commitments and other liquidity requirements, and anticipated growth for at least the next twelve months and thereafter for the foreseeable future. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate, the timing and amount we spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services, the costs to acquire or invest in businesses and technologies, an increase in manufacturing or component costs, and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

The Company's cash requirements have not changed materially since December 31, 2021, as discussed in the Form 10-K, except for purchase commitments with contracts manufacturers and suppliers.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. As of March 31, 2022, we had purchase commitments of $2,782.9 million, with $2,212.7 million payable within 12 months.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the three months ended March 31, 2022, we repurchased 3.2 million shares of our common stock in the open market at an average price of $34.55 per share for an aggregate purchase price of $112.2 million under the 2018 Stock Repurchase Program.

As of March 31, 2022, there was approximately $0.8 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. Our 2018 Stock Repurchase Program may be discontinued at any time. See Note 9, Equity, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion of the 2018 Stock Repurchase Program.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 15, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control. The majority of our global workforce began working remotely in March 2020. Beginning on May 2, 2022,we plan to fully reopen our U.S.-based facilities for office-based employees in a new office/hybrid collaboration model. We will continue our phased return to the office at our facilities around the world based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.

Moreover, the conditions caused by the pandemic may affect the demand environment for our products and services and could adversely affect our customers’ ability or willingness to purchase our products or services or to make payments on existing contracts with us, either delay or accelerate customers’ purchasing decisions, delay the installation and implementation of products and services they purchased from us, lengthen payment terms, lengthen delivery times, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

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

The impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease and its variants, the worldwide distribution and acceptance of vaccines, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

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

Factors associated with our industry, the operation of our business, and the markets for our products and services that may cause our quarterly results to fluctuate, include, but are not limited to:

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
•executive orders, tariffs, governmental sanctions, changes in laws or regulations and accounting rules, or interpretations thereof;
•regional economic and political conditions which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the recent conflict between Russia and Ukraine as well as governmental sanctions imposed in response), cyberwarfare, an escalation of political tensions, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, fires, or other natural disasters and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters.

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

We derive a material portion of our revenues from a limited number of our customers, and our customers compete in industries that continue to experience consolidation. A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected. In addition, major customers may also seek more favorable pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue, and gross margins.

If we are unable to compete effectively, our business and financial results could be harmed. The markets that we serve are rapidly evolving and highly competitive and include a number of well-established companies. We also compete with other public and private companies that are developing competing technologies to our products. In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. Our partners and resellers generally sell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business. Several of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. Other competitors have become more integrated, including through consolidation and vertical integration, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors also sell networking products as bundled solutions with other IT products. If we are unable to compete effectively against existing or future competitors, we could experience a loss in market share and a reduction in revenues and/or be required to reduce prices, which could reduce our gross margins and materially and adversely affect our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the COVID-19 pandemic and the recent conflict between Russia and Ukraine, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in response to fluctuating market opportunities and conditions. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Our acquisitions or divestitures of businesses could disrupt our business and harm our financial condition and stock price, and equity issued as consideration for acquisitions may dilute the ownership of our stockholders. We have made, and may continue to make, acquisitions to enhance our business and invest significant resources to integrate the businesses we acquire. The success of each acquisition depends in part on our ability to realize the business opportunities and manage numerous risks, including, but not limited to: problems combining the purchased operations, technologies or products, unanticipated costs, higher operating expenses, liabilities, litigation, diversion of management's time and attention, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

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

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending, or the building of network capacity in excess of demand (all of which have, in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and may be due to events beyond our control. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner or at all, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, there can be no assurance that such products, enhancements or business strategies will achieve market acceptance.

Our strategy to expand our software business could adversely affect our competitive position. The success of our strategy to expand our software business is subject to a number of risks and uncertainties, including, but not limited to:

•the additional development efforts and costs required to create new software products and to make our products compatible with multiple technologies;
•the possibility that our software products may not achieve widespread customer adoption;
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

If any of our software products or business strategies do not gain market acceptance or meet our expectations for growth, our ability to meet future financial targets may be adversely affected and our competitive position and our business and financial results could be harmed.

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

Unauthorized parties may also attempt to copy aspects of our products or obtain and use our proprietary information. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot ensure that we have entered into such agreements with all parties who may have or have had access to our confidential information or that these agreements will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. We are also vulnerable to third parties who illegally distribute or sell counterfeit, stolen or unfit versions of our products, which has happened in the past and could happen in the future, and could have a negative impact on our reputation and business.

In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. If we are unable to protect our proprietary rights, we may be at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufacturers and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there is currently a worldwide shortage of key components, such as semiconductor products, that has caused us to experience increased prices and extended lead times. The shortage of semiconductors has caused a significant disruption to our production schedule and may give rise to a substantial adverse effect on our financial condition or results of operations. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. Although we have contracts with our manufacturers that include terms to protect us in the event of an early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, government sanctions, disruptions to our supply chain, cyberattacks, cyberwarfare, pandemics, regional climate-related events, or regional conflicts.

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

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, the imposition of regulations, quotas or embargoes or tariffs on components or our products themselves, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In the event of a component shortage, supply interruption or significant price increase from these suppliers (such as with the current worldwide shortage of semiconductor products), we may not be able to locate alternative sources in a timely manner. In addition, certain raw materials used in our industry’s extended supply chain come from Ukraine or Russia, such as neon, palladium, cobalt and others. Poor relations between the U.S. and Russia, sanctions by the U.S., EU, and other countries against Russia, the response by Russia and other countries to these sanctions, and any escalation of political tensions or economic instability in the area could have an adverse impact on us and our suppliers. Further, our suppliers may have staff, operations, materials or equipment located in Ukraine or Russia which could impact our supply chain or services being provided to us. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

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

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. We have been, and expect to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions on our networks and systems by a wide range of actors, including, but not limited to, nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). We expect our third-party vendors to be subject to similar cyberattacks, ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions. The increasing occurrence of high-profile data breaches and ransomware attacks in addition to geopolitical unrest, provides evidence of an environment increasingly hostile to information security.

Despite our security measures, and those of our third-party vendors, our information systems, infrastructure, and data have experienced security incidents and breaches and may be subject to or vulnerable to breaches or attacks, including ransomware and distributed denial-of-service attacks. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns, or exploits security vulnerabilities or critical security defects of our products and services, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our software, including the open-source software used in our products, or our manufacturing supply chain to embed malicious hardware, components, and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused or other potential vulnerabilities or security defects. Further, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers, as appropriate. Exploitation of vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the IT systems and processes of third parties, and the interfaces between the two. For example, IBM currently provides us with a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices; and end user support, including service desk. IBM provides services to us through cloud providers, third party providers, and off-site facilities that may be vulnerable to damage or interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failures, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

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

Our business could be negatively impacted by ESG matters and/or our reporting of such matters. There is an increasing focus from the SEC, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social, governance (“ESG”) matters. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other corporate social responsibility and ESG matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement. We could fail, or be perceived to fail, in our achievement of such initiatives and goals as a result of rapidly evolving ESG definitions, rules, and regulations, including the SEC's proposed rules related to climate change disclosures as well as ESG matters. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our reputation or other aspects of our business could be negatively impacted by all such matters, with potential material adverse effects.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including commercial transactions, employment matters, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, certain U.S. governmental agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

If any infringement or other intellectual property claim made against us or anyone we are required to indemnify is successful and we are required to pay significant monetary awards or damages to settle litigation, enter into royalty or licensing arrangements, or we fail to develop non-infringing technology and we incorporate infringing technology in our products, our business, financial condition, and results of operations could be materially and adversely affected.

Non-standard contract terms with telecommunications, cable and cloud service provider companies, and other large customers, including large enterprise customers, could have an adverse effect on our business or impact the amount of revenues to be recognized. Telecommunications, cable and cloud service provider companies, and other large companies, including large enterprise customers, generally have greater purchasing power than smaller entities and often request and receive more favorable terms from suppliers. As one such supplier, we may be required to agree to such terms and conditions, which may include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms from us.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China, Russia, and other regions. As a result, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). U.S. regulations also permit the U.S. government to investigate and possibly mandate the unwinding of commercial transactions between U.S. companies and foreign suppliers. This introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

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

In response to Russia's invasion of Ukraine in February 2022, the U.S. and certain allies have imposed sanctions against the Russian government and other entities which led to our suspension of operations in Russia. Accordingly, we are not able to sell our products in Russia, may not be able to provide ongoing support to our customers in Russia, and our assets located in Russia may be at risk. The response by Russia and other countries to these sanctions could lead to an escalation of political tensions, economic instability in the area, and cyberwarfare. These actions could have an adverse impact on our business and operations.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have or could impact our business include the following:

•The General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the European Union (“EU”) Commission to legitimize the transfer of personal data outside of the EU to certain jurisdictions, including the U.S. In June 2021, the EU issued new standard contractual clauses that we will need to enter into with our customers, which is causing us to incur costs and allocate resources in order to manage the contract updating process. We may face reluctance or resistance by our current and prospective customers to use our products and services. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

•Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. State laws that are being enacted may require us to modify our data processing practices and policies, adapt our goods and services, and incur substantial costs and expenses to comply. Some state laws impose civil penalties on violators and authorize private rights of action, both of which might lead to an increase in the frequency and cost associated with data breach litigation.

•The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

•We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country.

•Both U.S. federal and state, and non-U.S. governments are considering regulating artificial intelligence (“AI”) and machine learning through laws such as the EU's draft Artificial Intelligence Act, which may impact our products and services and cause us to incur costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of March 31, 2022, our goodwill was $3,733.9 million, and our purchased intangible assets were $215.6 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (such as the conflict between Russia and Ukraine) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
•increased tensions among the U.S., the North Atlantic Treaty Organization, and Russia that could increase the threat of armed conflict, cyberwarfare and economic instability and could disrupt or delay operations or resources in Ukraine or Russia, disrupt or delay communication with such resources or the flow of funds to support operations, or otherwise render our resources unavailable;
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

There are risks associated with our outstanding and future indebtedness. As of March 31, 2022, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as (the “Notes”). In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended March 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
January 1 - January 31, 2022	—	$—	—	$891.7
February 1 - February 28, 2022	3.2	$34.55	3.2	$779.5
March 1 - March 31, 2022	—	$—	—	$779.5
Total	3.2		3.2
________________________________
(*)    Shares were repurchased during the periods set forth in the table above under our Board-approved 2018 Stock Repurchase Program, which authorizes us to purchase an aggregate of up to $3.0 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 9, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Not applicable.

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

April 29, 2022	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)