Form 10-Q
period 2022-06-30
JUNIPER NETWORKS INC
filed 2022-07-29
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 322,609,464 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 27, 2022.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Product	$839.8	$759.2	$1,584.1	$1,431.6
Service	429.8	413.1	853.7	815.1
Total net revenues	1,269.6	1,172.3	2,437.8	2,246.7
Cost of revenues:
Product	431.9	350.4	810.4	666.9
Service	143.6	140.0	283.9	282.3
Total cost of revenues	575.5	490.4	1,094.3	949.2
Gross margin	694.1	681.9	1,343.5	1,297.5
Operating expenses:
Research and development	244.3	245.8	492.9	500.5
Sales and marketing	274.3	257.8	547.6	510.5
General and administrative	67.2	71.0	127.4	132.1
Restructuring charges	0.5	21.6	9.3	40.9
Total operating expenses	586.3	596.2	1,177.2	1,184.0
Operating income	107.8	85.7	166.3	113.5
Gain on divestiture	45.8	—	45.8	—
Loss on extinguishment of debt	—	—	—	(60.6)
Other expense, net	(8.1)	(10.9)	(21.0)	(15.9)
Income before income taxes and loss from equity method investment	145.5	74.8	191.1	37.0
Income tax provision	31.6	12.8	21.5	6.1
Loss from equity method investment, net of tax	0.5	—	0.5	—
Net income	$113.4	$62.0	$169.1	$30.9

Net income per share:
Basic	$0.35	$0.19	$0.53	$0.09
Diluted	$0.35	$0.19	$0.51	$0.09
Weighted-average shares used to compute net income per share:
Basic	321.0	324.5	321.1	325.4
Diluted	328.1	330.4	329.3	331.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$113.4	$62.0	$169.1	$30.9
Other comprehensive income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(1.7)	1.3	(7.4)	0.1
Net realized losses (gains) reclassified into net income	0.1	(0.2)	0.2	(1.0)
Net change on available-for-sale debt securities	(1.6)	1.1	(7.2)	(0.9)
Cash flow hedges:
Change in net unrealized gains and losses	(1.0)	(19.7)	19.8	18.8
Net realized losses (gains) reclassified into net income	4.0	(7.2)	4.1	(16.1)
Net change on cash flow hedges	3.0	(26.9)	23.9	2.7
Change in foreign currency translation adjustments	(13.2)	0.4	(14.7)	(1.5)
Other comprehensive (loss) income, net	(11.8)	(25.4)	2.0	0.3
Comprehensive income	$101.6	$36.6	$171.1	$31.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$721.8	$922.5
Short-term investments	294.3	315.5
Accounts receivable, net of allowances	1,048.4	994.4
Inventory	394.9	272.6
Prepaid expenses and other current assets	612.6	451.6
Total current assets	3,072.0	2,956.6
Property and equipment, net	675.7	703.0
Operating lease assets	145.2	161.3
Long-term investments	269.5	455.5
Purchased intangible assets, net	196.2	284.3
Goodwill	3,733.8	3,762.1
Other long-term assets	768.6	564.2
Total assets	$8,861.0	$8,887.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$360.6	$273.7
Accrued compensation	276.1	336.0
Deferred revenue	940.4	937.9
Other accrued liabilities	372.8	328.9
Total current liabilities	1,949.9	1,876.5
Long-term debt	1,625.8	1,686.8
Long-term deferred revenue	522.2	475.7
Long-term income taxes payable	274.3	330.5
Long-term operating lease liabilities	125.1	142.2
Other long-term liabilities	115.0	58.4
Total liabilities	4,612.3	4,570.1
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 320.4 shares and 321.6 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,874.2	6,972.6
Accumulated other comprehensive loss	(0.1)	(2.1)
Accumulated deficit	(2,625.4)	(2,653.6)
Total stockholders' equity	4,248.7	4,316.9
Total liabilities and stockholders' equity	$8,861.0	$8,887.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$169.1	$30.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	92.4	108.0
Depreciation, amortization, and accretion	111.5	120.9
Operating lease assets expense	20.3	24.8
Gain on divestiture	(45.8)	—
Loss on extinguishment of debt	—	60.6
Other	8.4	4.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(54.2)	195.1
Prepaid expenses and other assets	(473.1)	(55.4)
Accounts payable	88.5	(18.5)
Accrued compensation	(54.7)	(4.4)
Income taxes payable	(3.9)	(3.4)
Other accrued liabilities	17.1	(71.8)
Deferred revenue	50.6	45.5
Net cash (used in) provided by operating activities	(73.8)	437.0
Cash flows from investing activities:
Purchases of property and equipment	(49.5)	(41.1)
Proceeds from divestiture, net	89.1	—
Purchases of available-for-sale debt securities	(104.1)	(314.4)
Proceeds from sales of available-for-sale debt securities	74.8	352.3
Proceeds from maturities and redemptions of available-for-sale debt securities	218.8	200.5
Purchases of equity securities	(12.2)	(6.1)
Proceeds from sales of equity securities	3.3	5.0
Payments for business acquisitions, net of cash and cash equivalents acquired	(3.9)	(175.0)
Other	1.4	(0.6)
Net cash provided by investing activities	217.7	20.6
Cash flows from financing activities:
Repurchase and retirement of common stock	(226.3)	(243.1)
Proceeds from issuance of common stock	29.1	28.9
Payment of dividends	(134.8)	(129.9)
Payment of debt	—	(423.8)
Payment for debt extinguishment costs	—	(58.3)
Other	—	(3.4)
Net cash used in financing activities	(332.0)	(829.6)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(14.0)	(1.6)
Net decrease in cash, cash equivalents, and restricted cash	(202.1)	(373.6)
Cash, cash equivalents, and restricted cash at beginning of period	942.7	1,383.0
Cash, cash equivalents, and restricted cash at end of period	$740.6	$1,009.4
Non-cash investing activity:
Equity method investment (Note 2)	$40.3	$—
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2022	322.8	$6,933.1	$11.7	$(2,677.9)	$4,266.9
Net income	—	—	—	113.4	113.4
Other comprehensive loss, net	—	—	(11.8)	—	(11.8)
Issuance of common stock	0.7	0.5	—	—	0.5
Repurchase and retirement of common stock	(3.1)	(39.1)	—	(60.9)	(100.0)
Share-based compensation expense	—	47.0	—	—	47.0
Payments of cash dividends ($0.21 per share of common stock)	—	(67.3)	—	—	(67.3)
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7

	Three Months Ended June 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2021	327.4	$7,110.9	$81.3	$(2,762.6)	$4,429.6
Net income	—	—	—	62.0	62.0
Other comprehensive loss, net	—	—	(25.4)	—	(25.4)
Issuance of common stock	0.8	0.5	—	—	0.5
Repurchase and retirement of common stock	(4.2)	(54.0)	—	(57.2)	(111.2)
Share-based compensation expense	—	50.1	—	—	50.1
Payments of cash dividends ($0.20 per share of common stock)	—	(64.7)	—	—	(64.7)
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	169.1	169.1
Other comprehensive income, net	—	—	2.0	—	2.0
Issuance of common stock	5.5	29.1	—	—	29.1
Repurchase and retirement of common stock	(6.7)	(85.4)	—	(140.9)	(226.3)
Share-based compensation expense	—	92.7	—	—	92.7
Payments of cash dividends ($0.42 per share of common stock)	—	(134.8)	—	—	(134.8)
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7

	Six Months Ended June 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net income	—	—	—	30.9	30.9
Other comprehensive income, net	—	—	0.3	—	0.3
Issuance of common stock	5.8	31.6	—	—	31.6
Repurchase and retirement of common stock	(9.5)	(123.4)	—	(119.7)	(243.1)
Share-based compensation expense	—	107.6	—	—	107.6
Payments of cash dividends ($0.40 per share of common stock)	—	(129.9)	—	—	(129.9)
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

Summary of Significant Accounting Policies

Except for the change in certain policies upon adoption of the accounting standards and the policy for equity method investments described below, there have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2021.

The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not have control over the investee, under the equity method of accounting. The investment is initially measured at fair value and subsequently adjusted for any impairment, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The Company records its interest in the net earnings or loss of its equity method investment along with adjustments for unrealized profits or losses on intra-entity transactions, within its Statements of Operations. Depending on the timing of such financial statements of the investee, there may be a lag between the timing of such financial statement and the Company's quarter-end date. For the Company's sole equity method investment, the Company's share of the investee's net earnings or loss is recorded two months in arrears. The Company records an impairment when factors indicate that the carrying amount of the investment might not be recoverable.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
be applied to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR through December 31, 2022. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Divestiture

On April 4, 2022, Synopsys, Inc ("Synopsys") purchased Juniper's silicon photonics business and formed a new entity called OpenLight Photonics, Inc. ("OpenLight"). The Company received cash consideration of $90.0 million and retained a 25% equity interest in the new entity. The agreements with Synopsys contain redemption options with respect to Juniper's equity interest in OpenLight, which are exercisable either by (i) Juniper on or after the third anniversary of the acquisition or sooner in certain circumstances, or (ii) Synopsys on or after the third anniversary of the acquisition. Juniper can exercise its put option at the greater of fair value at the time of redemption or $30.0 million, and the option was assigned a value of $10.8 million. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore, does not qualify as a discontinued operation.

The Company recognized a gain on divestiture of $45.8 million and the portion of gain related to the remeasurement of retained investment was $19.5 million. The following table presents the carrying value of the major components of assets and liabilities derecognized as of April 4, 2022 (in millions):

As of
April 4, 2022
Assets:
Total current assets	$1.0
Property and equipment, net	3.6
Deferred tax assets	3.9
Other long-term assets	1.1
Purchased intangible assets, net	49.0
Goodwill	28.9
Total assets held for sale	$87.5
Liabilities:
Accounts payable	$1.4
Other liabilities	1.1
Total liabilities held for sale	$2.5

The Company's 25% equity interest in OpenLight is accounted for under the equity method of accounting. The investment was recognized at fair value in Other Long-term Assets within the consolidated balance sheet at an aggregate amount of $40.8 million. The fair value was determined based on the price paid by Synopsys for its 75% equity interest in OpenLight along with the value of the redemption options.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2022 and December 31, 2021 (in millions):

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$81.5	$—	$(1.4)	$80.1	$139.1	$—	$(0.5)	$138.6
Certificates of deposit	11.5	—	—	11.5	5.0	—	—	5.0
Commercial paper	28.5	—	—	28.5	75.8	—	—	75.8
Corporate debt securities	386.7	—	(8.3)	378.4	443.3	0.7	(1.5)	442.5
Foreign government debt securities	12.8	—	(0.3)	12.5	12.8	—	(0.1)	12.7
Time deposits	106.7	—	—	106.7	35.2	—	—	35.2
U.S. government agency securities	26.5	—	(0.6)	25.9	26.8	—	(0.1)	26.7
U.S. government securities	30.2	—	(0.3)	29.9	73.5	0.1	—	73.6
Total fixed income securities	684.4	—	(10.9)	673.5	811.5	0.8	(2.2)	810.1
Privately-held debt and redeemable preferred stock securities	15.1	37.4	—	52.5	9.6	37.4	—	47.0
Total available-for-sale debt securities	$699.5	$37.4	$(10.9)	$726.0	$821.1	$38.2	$(2.2)	$857.1

Reported as:
Cash equivalents	$116.2	$—	$—	$116.2	$47.2	$—	$—	$47.2
Short-term investments	290.2	—	(2.4)	287.8	306.8	0.7	(0.1)	307.4
Long-term investments	278.0	—	(8.5)	269.5	457.5	0.1	(2.1)	455.5
Other long-term assets	15.1	37.4	—	52.5	9.6	37.4	—	47.0
Total	$699.5	$37.4	$(10.9)	$726.0	$821.1	$38.2	$(2.2)	$857.1

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$406.4	$404.0
Due between one and five years	278.0	269.5
Total	$684.4	$673.5

As of June 30, 2022, the Company's unrealized loss of $10.9 million resulted from 469 investments, of which loss aggregating $9.9 million was from investments in an unrealized loss position for less than 12 months, and $1.0 million was from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and six months ended June 30, 2022 and June 30, 2021.

During the three and six months ended June 30, 2022 and June 30, 2021, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2022 and December 31, 2021 (in millions):

	As of
	June 30, 2022	December 31, 2021
Equity investments with readily determinable fair value:
Money market funds	$224.9	$382.0
Mutual funds	27.1	33.4
Publicly-traded equity securities	6.5	8.1
Equity investments without readily determinable fair value	163.4	150.1
Equity investment under the equity method of accounting	40.3	—
Total equity securities	$462.2	$573.6

Reported as:
Cash equivalents	$214.9	$371.5
Short-term investments	6.5	8.1
Prepaid expenses and other current assets	12.3	15.1
Other long-term assets	228.5	178.9
Total	$462.2	$573.6

For the three and six months ended June 30, 2022 and June 30, 2021, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value and equity investments without readily determinable fair value. For the three months ended June 30, 2022, the loss recognized from the equity method investment was $0.5 million.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020. Restricted investments consist of equity investments. As of June 30, 2022, the carrying value of restricted cash and investments was $56.0 million, of which $28.1 million was included in prepaid expenses and other current assets, and $27.9 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$721.8	$922.5
Restricted cash included in Prepaid expenses and other current assets	15.8	17.2
Restricted cash included in Other long-term assets	3.0	3.0
Total cash, cash equivalents, and restricted cash	$740.6	$942.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements at June 30, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$80.1	$—	$80.1	$—	$138.6	$—	$138.6
Certificates of deposit	—	11.5	—	11.5	—	5.0	—	5.0
Commercial paper	—	28.5	—	28.5	—	75.8	—	75.8
Corporate debt securities	—	378.4	—	378.4	—	442.5	—	442.5
Foreign government debt securities	—	12.5	—	12.5	—	12.7	—	12.7
Time deposits	—	106.7	—	106.7	—	35.2	—	35.2
U.S. government agency securities	—	25.9	—	25.9	—	26.7	—	26.7
U.S. government securities	13.6	16.3	—	29.9	42.3	31.3	—	73.6
Privately-held debt and redeemable preferred stock securities	—	—	52.5	52.5	—	—	47.0	47.0
Total available-for-sale debt securities	13.6	659.9	52.5	726.0	42.3	767.8	47.0	857.1
Equity securities:
Money market funds	224.9	—	—	224.9	382.0	—	—	382.0
Mutual funds	27.1	—	—	27.1	33.4	—	—	33.4
Publicly-traded equity securities	6.5	—	—	6.5	8.1	—	—	8.1
Total equity securities	258.5	—	—	258.5	423.5	—	—	423.5
Derivative assets:
Foreign exchange contracts	—	5.1	—	5.1	—	9.2	—	9.2
Interest rate contracts	—	107.4	—	107.4	—	47.1	—	47.1
Total derivative assets	—	112.5	—	112.5	—	56.3	—	56.3
Total assets measured at fair value on a recurring basis	$272.1	$772.4	$52.5	$1,097.0	$465.8	$824.1	$47.0	$1,336.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(43.9)	$—	$(43.9)	$—	$(24.0)	$—	$(24.0)
Interest rate contracts	—	(62.2)	—	(62.2)	—	(2.5)	—	(2.5)
Total derivative liabilities	—	(106.1)	—	(106.1)	—	(26.5)	—	(26.5)
Total liabilities measured at fair value on a recurring basis	$—	$(106.1)	$—	$(106.1)	$—	$(26.5)	$—	$(26.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$214.9	$116.2	$—	$331.1	$371.6	$47.2	$—	$418.8
Short-term investments	15.2	279.1	—	294.3	41.5	274.0	—	315.5
Long-term investments	4.8	264.7	—	269.5	8.8	446.7	—	455.5
Prepaid expenses and other current assets	12.4	1.1	—	13.5	15.1	8.8	—	23.9
Other long-term assets	24.8	111.3	52.5	188.6	28.8	47.4	47.0	123.2
Total assets measured at fair value	$272.1	$772.4	$52.5	$1,097.0	$465.8	$824.1	$47.0	$1,336.9

Total liabilities, reported as:
Other accrued liabilities	$—	$(29.0)	$—	$(29.0)	$—	$(14.9)	$—	$(14.9)
Other long-term liabilities	—	(77.1)	—	(77.1)	—	(11.6)	—	(11.6)
Total liabilities measured at fair value on a recurring basis	$—	$(106.1)	$—	$(106.1)	$—	$(26.5)	$—	$(26.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and six months ended June 30, 2022, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and six months ended June 30, 2022, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, including those accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of June 30, 2022, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,523.8 million and $1,845.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	June 30, 2022	December 31, 2021
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$1,009.4	$873.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	2,259.4	2,123.9

Non-designated derivatives	148.4	144.6
Total	$2,407.8	$2,268.5

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.7	$8.7
Foreign currency contracts	Other long-term assets	1.1	0.4
Interest rate lock contracts	Other long-term assets	107.4	45.0
Interest rate swap contracts	Other long-term assets	—	2.1
Total derivatives designated as hedging instruments		$112.2	$56.2
Derivatives not designated as hedging instruments	Other current assets	0.3	0.1
Total derivative assets		$112.5	$56.3
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$28.8	$14.8
Foreign currency contracts	Other long-term liabilities	14.9	9.1
Interest rate swap contracts	Other long-term liabilities	62.2	2.5
Total derivatives designated as hedging instruments		$105.9	$26.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.1
Total derivative liabilities		$106.1	$26.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021 the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $61.7 million and $17.5 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate 2030 Notes in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate 2041 Notes. The interest rate swaps will expire within eight years.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $7.2 million and $35.2 million in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments for the three and six months ended June 30, 2022, respectively. The Company recognized an unrealized loss of $26.9 million and an unrealized gain of $26.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2021, respectively.

For foreign currency forward contracts, the Company reclassified a loss of $3.5 million and $3.1 million out of accumulated other comprehensive income (loss) to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022, respectively, and a gain of $8.1 million and $18.1 million for the comparable periods ended June 30, 2021, respectively. As of June 30, 2022, an estimated $25.0 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to seven months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and six months ended June 30, 2022 and June 30, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2022	December 31, 2021
Production and service materials	$333.2	$208.6
Finished goods	77.1	75.6
Total inventory	$410.3	$284.2

Reported as:
Inventory	$394.9	$272.6
Other long-term assets	15.4	11.6
Total inventory	$410.3	$284.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	June 30, 2022	December 31, 2021
Contract manufacturer deposit	$359.4	$223.8
Prepaid expenses	115.0	104.3
Other current assets	138.2	123.5
Total prepaid expenses and other current assets	$612.6	$451.6

Warranties

Changes during the six months ended June 30, 2022 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2021	$33.0
Provisions made during the period	15.3
Actual costs incurred during the period	(17.1)
Balance as of June 30, 2022	$31.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue

See Note 11, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $12.5 million and $33.5 million included in deferred revenue at January 1, 2022 was recognized during the three and six months ended June 30, 2022, respectively. Service revenue of $227.2 million and $514.1 million included in deferred revenue at January 1, 2022 was recognized during the three and six months ended June 30, 2022, respectively.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of June 30, 2022 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$117.3	$98.9	$14.8	$3.6
Service	1,366.4	859.7	397.3	109.4
Total	$1,483.7	$958.6	$412.1	$113.0

Deferred Commissions

Deferred commissions were $31.7 million as of June 30, 2022. For the three and six months ended June 30, 2022, amortization expense for previously deferred commissions was $42.1 million and $89.2 million, respectively, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$3.3	$3.4	$5.9	$7.5
Interest expense	(13.4)	(12.6)	(25.9)	(26.3)
Gain (loss) on investments, net	0.2	(1.2)	(3.1)	2.6
Other	1.8	(0.5)	2.1	0.3
Other expense, net	$(8.1)	$(10.9)	$(21.0)	$(15.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges

During the first quarters of 2022 and 2021, the Company initiated restructuring plans designed to enable reinvestment in certain key priority areas to align with strategic changes, which resulted in severance costs from workforce reductions, contract termination and other exit costs. Activities under our approved restructuring plans are expected to be completed by the end of 2022.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2021	Charges	Cash Payments	June 30, 2022
Severance	$1.4	$3.8	$(3.3)	$1.9
Contract terminations and other	10.9	5.5	(9.1)	7.3
Total	$12.3	$9.3	$(12.4)	$9.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	June 30, 2022	December 31, 2021
Senior Notes ("Notes"):
1.200% fixed-rate notes ("2025 Notes")	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(12.0)	(12.9)
Hedge accounting fair value adjustments(*)			(62.2)	(0.3)
Total			$1,625.8	$1,686.8
________________________________
(*)     Represents the fair value adjustments for interest rate swaps with an aggregate notional amount of $600.0 million. These interest rate swaps convert the fixed interest rates of certain Notes to floating interest rates and are designated as fair value hedges. See Note 5, Derivative Instruments, for a discussion of the Company's interest rate swaps.

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

As of June 30, 2022, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of June 30, 2022, the Company was in compliance with all covenants and no amounts were outstanding under its credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends:
Per share	$0.21	$0.20	$0.42	$0.40
Amount	$67.3	$64.7	$134.8	$129.9

Repurchased under the 2018 Stock Repurchase Program:
Shares	3.1	4.2	6.3	9.3
Average price per share	$32.16	$26.34	$33.38	$25.30
Amount	$100.0	$110.0	$212.2	$235.0

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2022, the Company declared and paid a quarterly cash dividend of $0.21 per common share, totaling $67.3 million and $134.8 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2022.

Stock Repurchase Activities

During the six months ended June 30, 2022, the Company repurchased 6.3 million shares of its common stock in the open market for an aggregate purchase price of $212.2 million at an average price of $33.38 per share under the 2018 Stock Repurchase Program.

As of June 30, 2022, there was approximately $0.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $14.1 million during the six months ended June 30, 2022, and $8.1 million during the six months ended June 30, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the six months ended June 30, 2022 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive (loss) income before reclassifications	(7.4)	19.8	(14.7)	(2.3)
Amount reclassified from accumulated other comprehensive loss	0.2	4.1	—	4.3
Other comprehensive (loss) income, net	(7.2)	23.9	(14.7)	2.0
Balance as of June 30, 2022	$20.7	$42.9	$(63.7)	$(0.1)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In May 2022, the Company's stockholders approved an additional 4.5 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan"). As of June 30, 2022, 8.8 million and 7.4 million shares were available for future issuance under the 2015 Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA and PSA Activities

The Company’s RSU, RSA and PSA activities and related information as of and for the six months ended June 30, 2022 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22.2	$24.55
Granted(*)	3.1	34.15
Vested	(3.7)	24.39
Canceled	(2.0)	25.45
Balance as of June 30, 2022	19.6	$26.01	1.2	$557.8
________________________________
(*)    Includes 1.5 million service-based, 1.2 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues - Product	$1.2	$1.0	$2.6	$2.3
Cost of revenues - Service	3.7	3.9	8.2	8.4
Research and development	19.3	20.1	35.9	44.3
Sales and marketing	12.4	14.9	24.9	31.4
General and administrative	10.6	10.6	20.8	21.6
Total	$47.2	$50.5	$92.4	$108.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$1.6	$2.5	$3.1	$5.2
RSUs, RSAs, and PSAs	40.9	44.6	79.4	94.5
ESPP purchase rights	4.7	3.4	9.9	8.3
Total	$47.2	$50.5	$92.4	$108.0

As of June 30, 2022, the total unrecognized compensation cost related to unvested share-based awards was $310.3 million to be recognized over a weighted-average period of 1.69 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer Solutions:
Automated WAN Solutions	$462.9	$396.1	$853.6	$782.5
Cloud-Ready Data Center	200.9	201.9	389.7	359.3
AI-Driven Enterprise	227.3	195.1	441.3	356.3
Hardware Maintenance and Professional Services	378.5	379.2	753.2	748.6
Total	$1,269.6	$1,172.3	$2,437.8	$2,246.7

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cloud	$331.0	$320.6	$638.0	$591.3
Service Provider	470.8	443.7	898.8	881.9
Enterprise	467.8	408.0	901.0	773.5
Total	$1,269.6	$1,172.3	$2,437.8	$2,246.7

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas:
United States	$691.0	$597.4	$1,294.6	$1,120.5
Other	57.6	55.3	109.0	115.2
Total Americas	748.6	652.7	1,403.6	1,235.7
Europe, Middle East, and Africa	337.2	323.9	671.1	635.0
Asia Pacific	183.8	195.7	363.1	376.0
Total	$1,269.6	$1,172.3	$2,437.8	$2,246.7

For the three and six months ended June 30, 2022 and June 30, 2021, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$145.5	$74.8	$191.1	$37.0
Income tax provision	$31.6	$12.8	$21.5	$6.1
Effective tax rate	21.7%	17.1%	11.3%	16.5%

The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and global intangible low-taxed income, research and development and foreign tax credits, tax audit settlements, non-deductible compensation, cost sharing of stock-based compensation, and other transfer pricing adjustments.

The Company’s effective tax rate for the six months ended June 30, 2022 includes the net effect of the gain recognized on divestiture of the Company's silicon photonics business, one-time benefits from tax legislative changes, and excess tax benefits associated with stock-based compensation.

The Company’s effective tax rate for the six months ended June 30, 2021 reflected the loss on extinguishment of debt of $60.6 million and other restructuring charges of $40.9 million in the period.

As of June 30, 2022, the total amount of gross unrecognized tax benefits was $116.7 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $6.9 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2017 tax years, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$113.4	$62.0	$169.1	$30.9
Denominator:
Weighted-average shares used to compute basic net income per share	321.0	324.5	321.1	325.4
Dilutive effect of employee stock awards	7.1	5.9	8.2	6.1
Weighted-average shares used to compute diluted net income per share	328.1	330.4	329.3	331.5
Net income per share:
Basic	$0.35	$0.19	$0.53	$0.09
Diluted	$0.35	$0.19	$0.51	$0.09

Anti-dilutive shares	2.9	0.6	1.2	1.8

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $2,823.4 million as of June 30, 2022.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15. Subsequent Events

Dividend Declaration

On July 26, 2022, the Company announced a cash dividend of $0.21 per share of common stock to be paid on September 22, 2022 to stockholders of record as of the close of business on September 1, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic and global component shortages, including the semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic and global component shortages, including the ongoing semiconductor shortage. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

•AI-Driven Enterprise encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes 128 Technology and Branch SRX solutions. Our acquisition of WiteSand Systems Inc. in the fourth quarter of 2021 will expand upon our AI-Driven Enterprise portfolio to accelerate our ongoing efforts to deliver a next-generation NAC solution.

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

In addition to our product offerings, we offer software-as-a-service ("SaaS"), software subscriptions, and other customer services, including maintenance and support, professional services, and education and training programs.

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

COVID-19 Pandemic Update

As the ongoing COVID-19 pandemic has evolved, we continue to monitor and evaluate the impact on our business operations on a regional, national and global basis. We have recently reopened the majority of our facilities world-wide for office-based employees in a new office/hybrid collaboration model. We will continue our four-phased approach to office reopening at our facilities around the world based on considerations regarding the health and safety of our employees and the advice of regional and national governments.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in the second quarter of 2022, although we continue to experience higher logistic costs due to air travel and transport restrictions that limited the availability of flights on which we were able to ship products, as well as cost increases and extended shipping times for ocean transit that have increased our dependence on higher-cost air freight. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. For more information on the impact of the COVID-19 pandemic and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Global Component Shortage

We have a global supply chain, which is primarily composed of manufacturing partners and component suppliers. Global supply chain constraints in the wake of the COVID-19 pandemic continue to reduce our visibility into component availability, which have resulted in extended lead times of certain products and significant disruption to our production schedule.

During the first half of 2022, the supply constraints we experienced were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

Similar to others, we continue to experience increased component costs. This has had a negative impact on our gross margin. During the past year, we experienced strong product orders across all verticals, customer solutions, and geographies. We also anticipate backlog to remain at elevated levels through the course of the year. We believe some of the strength was attributable to industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed. We continue to work to resolve our supply chain challenges and continue to increase our inventory levels and purchase commitments. We are working closely with our suppliers to further enhance our resiliency and mitigate the effects of recent disruptions. We believe the extended lead times and increased component and logistic costs will likely persist for at least the remainder of the year. We have taken pricing actions and are planning to take additional pricing actions to mitigate the effects of rising component costs and general inflationary pressures and do not expect these actions to have an impact until later in fiscal year 2022. While the situation is dynamic, at this point in time, we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenues	$1,269.6	$1,172.3	$97.3	8%	$2,437.8	$2,246.7	$191.1	9%
Gross margin	$694.1	$681.9	$12.2	2%	$1,343.5	$1,297.5	$46.0	4%
Percentage of net revenues	54.7%	58.2%			55.1%	57.8%
Operating income	$107.8	$85.7	$22.1	26%	$166.3	$113.5	$52.8	47%
Percentage of net revenues	8.5%	7.3%			6.8%	5.1%
Net income	$113.4	$62.0	$51.4	83%	$169.1	$30.9	$138.2	447%
Percentage of net revenues	8.9%	5.3%			6.9%	1.4%
Net income per share:
Basic	$0.35	$0.19	$0.16	84%	$0.53	$0.09	$0.44	489%
Diluted	$0.35	$0.19	$0.16	84%	$0.51	$0.09	$0.42	467%

Operating cash flows					$(73.8)	$437.0	$(510.8)	(117)%
Stock repurchase plan activity	$100.0	$110.0	$(10.0)	(9)%	$212.2	$235.0	$(22.8)	(10)%
Cash dividends declared per common stock	$0.21	$0.20	$0.01	5%	$0.42	$0.40	$0.02	5%
DSO	74	59	15	25%

					As of
					June 30, 2022	December 31, 2021	$ Change	% Change
Deferred revenue:
Deferred product revenue					$112.4	$129.1	$(16.7)	(13)%
Deferred service revenue					1,350.2	1,284.5	65.7	5%
Total					$1,462.6	$1,413.6	$49.0	3%

Deferred revenue from customer solutions(*)					$503.1	$442.1	$61.0	14%
Deferred revenue from hardware maintenance and professional services					959.5	971.5	(12.0)	(1)%
Total					$1,462.6	$1,413.6	$49.0	3%

(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, across all verticals. Service net revenues increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to strong sales of hardware maintenance and software subscriptions.

Of our top ten customers for the second quarter of 2022, six were in Cloud, three were in Service Provider, and one was in Enterprise. Of these customers, one was located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues decreased primarily due to higher component costs and freight costs due to supply chain constraints and unfavorable product mix, partially offset by pricing actions and higher revenue.

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to lower restructuring costs, partially offset by the drivers described in the gross margin discussion above and higher personnel-related expenses driven by an increase in headcount.

•Operating Cash Flows: Net cash used in operations was $73.8 million during the six months ended June 30, 2022, while net cash provided by operations was $437.0 million during the six months ended June 30, 2021. The increase in operating cash outflows was primarily due to higher supplier payments, higher cash taxes, and lower customer collections.

•Capital Return: We continue to return capital to our stockholders. During the six months ended June 30, 2022, we repurchased 6.3 million shares of our common stock in the open market at an average price of $33.38 per share for an aggregate purchase price of $212.2 million. During the three and six months ended June 30, 2022, we paid a quarterly dividend of $0.21 per share, for an aggregate amount of $67.3 million and $134.8 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to a significant increase in product invoicing, which occurred later in the quarter, partially offset by higher revenue.

•Deferred Revenue: Total deferred revenue increased as of June 30, 2022, compared to December 31, 2021, primarily driven by an increase in deferrals of SaaS and software license subscriptions.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$462.9	$396.1	$66.8	17%	$853.6	$782.5	$71.1	9%
Percentage of net revenues	36.5%	31.1%			35.0%	34.8%
Cloud-Ready Data Center	200.9	201.9	(1.0)	—%	389.7	359.3	30.4	8%
Percentage of net revenues	15.8%	15.8%			16.0%	16.0%
AI-Driven Enterprise	227.3	195.1	32.2	17%	441.3	356.3	85.0	24%
Percentage of net revenues	17.9%	15.3%			18.1%	15.9%
Hardware Maintenance and Professional Services	378.5	379.2	(0.7)	—%	753.2	748.6	4.6	1%
Percentage of net revenues	29.8%	29.8%			30.9%	33.3%
Total net revenues	$1,269.6	$1,172.3	$97.3	8%	$2,437.8	$2,246.7	$191.1	9%

Cloud	$331.0	$320.6	$10.4	3%	$638.0	$591.3	$46.7	8%
Percentage of net revenues	26.1%	25.2%			26.2%	26.3%
Service Provider	470.8	443.7	27.1	6%	898.8	881.9	16.9	2%
Percentage of net revenues	37.1%	37.8%			36.8%	39.3%
Enterprise	467.8	408.0	59.8	15%	901.0	773.5	127.5	16%
Percentage of net revenues	36.8%	32.1%			37.0%	34.4%
Total net revenues	$1,269.6	$1,172.3	$97.3	8%	$2,437.8	$2,246.7	$191.1	9%

Americas:
United States	$691.0	$597.4	$93.6	16%	$1,294.6	$1,120.5	$174.1	16%
Other	57.6	55.3	2.3	4%	109.0	115.2	(6.2)	(5)%
Total Americas	748.6	652.7	95.9	15%	1,403.6	1,235.7	167.9	14%
Percentage of net revenues	59.0%	55.7%			57.6%	55.0%
EMEA	337.2	323.9	13.3	4%	671.1	635.0	36.1	6%
Percentage of net revenues	26.6%	27.6%			27.5%	28.3%
APAC	183.8	195.7	(11.9)	(6)%	363.1	376.0	(12.9)	(3)%
Percentage of net revenues	14.4%	16.7%			14.9%	16.7%
Total net revenues	$1,269.6	$1,172.3	$97.3	8%	$2,437.8	$2,246.7	$191.1	9%

Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Total net revenues increased primarily due to increases in Automated WAN Solutions and AI-Driven Enterprise mainly driven by higher sales volume.

The Automated WAN Solutions revenue increased across all verticals.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Total net revenues increased across all customer solutions mainly driven by higher sales volume.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

The Automated WAN Solutions revenue increase was primarily driven by Cloud and Enterprise, partially offset by a decline in Service Provider.

The Cloud-Ready Data Center revenue increased across all verticals.

Also, software and security products and services represent key areas of our strategic focus that are critical components to our business success. Software and related service offerings include revenue from software license, software support and maintenance and SaaS contracts. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Software and Related Services	$213.4	$172.5	$40.9	24%	$441.5	$315.4	$126.1	40%
Percentage of net revenues	16.8%	14.7%			18.1%	14.0%
Total Security	$158.6	$171.7	$(13.1)	(8)%	$319.6	$334.7	$(15.1)	(5)%
Percentage of net revenues	12.5%	14.6%			13.1%	14.9%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product gross margin	$407.9	$408.8	$(0.9)	—%	$773.7	$764.7	$9.0	1%
Percentage of product revenues	48.6%	53.8%			48.8%	53.4%
Service gross margin	286.2	273.1	13.1	5%	569.8	532.8	37.0	7%
Percentage of service revenues	66.6%	66.1%			66.7%	65.4%
Total gross margin	$694.1	$681.9	$12.2	2%	$1,343.5	$1,297.5	$46.0	4%
Percentage of net revenues	54.7%	58.2%			55.1%	57.8%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the COVID-19 pandemic and global semiconductor shortage. For more information on the impact of COVID-19 and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to $22.4 million in incremental component costs and $4.7 million in incremental freight costs due to supply chain constraints and unfavorable product mix, partially offset by pricing actions and higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower delivery costs.

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to $40.7 million in incremental component costs and $11.9 million in incremental freight costs due to supply chain constraints and unfavorable product mix, partially offset by pricing actions and higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$244.3	$245.8	$(1.5)	(1)%	$492.9	$500.5	$(7.6)	(2)%
Percentage of net revenues	19.3%	21.0%			20.2%	22.3%
Sales and marketing	274.3	257.8	16.5	6%	547.6	510.5	37.1	7%
Percentage of net revenues	21.6%	20.2%			22.5%	22.7%
General and administrative	67.2	71.0	(3.8)	(5)%	127.4	132.1	(4.7)	(4)%
Percentage of net revenues	5.3%	5.6%			5.2%	5.9%
Restructuring charges	0.5	21.6	(21.1)	(98)%	9.3	40.9	(31.6)	(77)%
Percentage of net revenues	—%	1.7%			0.4%	1.8%
Total operating expenses	$586.3	$596.2	$(9.9)	(2)%	$1,177.2	$1,184.0	$(6.8)	(1)%
Percentage of net revenues	46.2%	50.9%			48.3%	52.7%

Total operating expenses decreased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to lower restructuring costs, partially offset by higher headcount-related costs.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):
.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gain on divestiture	$45.8	$—	$45.8	N/M	$45.8	$—	$45.8	N/M
Percentage of net revenues	3.6%	—%			1.9%	—%
______________________
N/M - Not meaningful

During the six months ended June 30, 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business. For further discussion of the divestiture, see Note 2, Divestiture, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$—	$—	$—	N/M	$—	$(60.6)	$60.6	N/M
Percentage of net revenues	—%	—%			—%	(2.7)%
______________________
N/M - Not meaningful

During the six months ended June 30, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of our Senior Notes maturing in 2024 and June 2025. The loss primarily consisted of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest income	$3.3	$3.4	$(0.1)	(3)%	$5.9	$7.5	$(1.6)	(21)%
Interest expense	(13.4)	(12.6)	(0.8)	6%	(25.9)	(26.3)	0.4	(2)%
Gain (loss) on investments, net	0.2	(1.2)	1.4	N/M	(3.1)	2.6	(5.7)	N/M
Other	1.8	(0.5)	2.3	N/M	2.1	0.3	1.8	N/M
Total other expense, net	$(8.1)	$(10.9)	$2.8	(26)%	$(21.0)	$(15.9)	$(5.1)	32%
Percentage of net revenues	(0.6)%	(0.9)%			(0.9)%	(0.7)%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Total other expense, net, decreased primarily due to gains on certain equity investments and foreign currency gains, partially offset by higher interest expense.

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Total other expense, net, increased primarily due to losses on certain equity investments and lower interest income, partially offset by foreign currency gains.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax provision	$31.6	$12.8	$18.8	147%	$21.5	$6.1	$15.4	252%
Effective tax rate	21.7%	17.1%			11.3%	16.5%

The effective tax rate increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to the effect of the gain recognized on the divestiture of our silicon photonics business, a decrease in the benefit of one-time items and the impact of recently published U.S. tax regulations limiting the ability to utilize certain foreign tax credits. The effective tax rate for the six months ended June 30, 2022, decreased primarily due to changes in the effect of one-time items. For further explanation of our income tax provision, see Note 12, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a decrease in our cash flow from operations by up to $230 million in 2022. The actual impact on 2022 cash flow from operations will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in 2022. We estimate the largest impact will be to 2022 cash flow from operations and that the impact in future years should gradually decrease over the five- and fifteen-year amortization periods. The Company’s effective tax rate may be impacted.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, repurchases of shares of our common stock, and payment of cash dividends on our common stock. Since the enactment of the Tax Act, we have repatriated a significant amount of cash from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business, support value-enhancing mergers and acquisitions, and fund our return of capital to stockholders.

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

The Company's cash requirements have not changed materially since December 31, 2021, as discussed in the Form 10-K, except for purchase commitments with contracts manufacturers and suppliers and potential tax payments pursuant to the Tax Act.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of June 30, 2022, we had purchase commitments of $2,823.4 million, with $2,553.4 million payable within 12 months.

Tax Payments

During the three months ended June 30, 2022, we made tax payments of approximately $112 million of which approximately $75 million can be attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act. We may incur up to an additional $155 million in tax payments for the remainder of 2022.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the six months ended June 30, 2022, we repurchased 6.3 million shares of our common stock in the open market at an average price of $33.38 per share for an aggregate purchase price of $212.2 million under the 2018 Stock Repurchase Program.

As of June 30, 2022, there was approximately $0.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 15, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2022.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a portion of our employees continue to work remotely due to the COVID-19 pandemic and a portion have returned to the office under our new office/hybrid collaboration model. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control. The majority of our global workforce began working remotely in March 2020. We have recently reopened the majority of our facilities world-wide for office-based employees in a new office/hybrid collaboration model. We will continue our phased return to the office at our facilities around the world based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.

Further, the pandemic has and could continue to adversely affect our ability to provide or deliver products and on-site services to our customers. For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors have experienced manufacturing challenges. This has resulted in extended lead-times to our customers and increased logistics and component costs, which has negatively impacted our ability to recognize revenue and decreased our gross margins for these periods, and may impact our ability to convert backlog into revenue. Our backlog may not be a reliable indicator of future operating results because a customer may place orders early in an effort to secure supply when needed and then cancel an order without significant penalty. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight.

The impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease and its variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

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
•financial stability of our customers, including the solvency of private sector customers;
•statutory authority for government customers to purchase goods and services;
•executive orders, tariffs, governmental sanctions, changes in laws or regulations and accounting rules, or interpretations thereof;
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the recent conflict between Russia and Ukraine as well as governmental sanctions imposed in response), cyberwarfare, an escalation of political tensions, outbreaks of disease, such as pandemics, earthquakes, floods, fires, or other natural disasters and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters.

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

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, inflation, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. We have seen, and may continue to see, our gross margins negatively impacted by continued increases in component costs and inflationary pressures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

If we are unable to compete effectively, our business and financial results could be harmed. The markets that we serve are rapidly evolving and highly competitive and include several well-established companies. We also compete with other public and private companies that are developing competing technologies to our products. In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. Our partners and resellers generally sell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business. Several of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. Other competitors have become more integrated, including through consolidation and vertical integration, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors also sell networking products as bundled solutions with other IT products. If we are unable to compete effectively against existing or future competitors, we could experience a loss in market share and a reduction in revenues and/or be required to reduce prices, which could reduce our gross margins and materially and adversely affect our business, financial condition, and results of operations.

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

•Single-Source Suppliers. We rely on single or limited sources for many of our components due to technology, availability, price, quality, scale or customization needs. Any supplier of such components could discontinue components used in our products, which may cause us to either discontinue certain products or incur additional costs to redesign our products that incorporate discontinued components. In addition, there has been consolidation among certain suppliers of our components. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts and may impact our gross margins.

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, including fuel prices and increases in prices due to inflation, the imposition of regulations, quotas or embargoes or tariffs on components or our products themselves, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In the event of a component shortage, supply interruption or significant price increase from these suppliers (such as with the current worldwide shortage of semiconductor products or due to the impact of the war between Ukraine and Russia), we may not be able to locate alternative sources in a timely manner. In addition, certain raw materials used in our industry’s extended supply chain come from Ukraine or Russia, such as neon, palladium, cobalt and others. Poor relations between the U.S. and Russia, sanctions by the U.S., EU, and other countries against Russia, the response by Russia and other countries to these sanctions, and any escalation of political tensions or economic instability in the area could have an adverse impact on us and our suppliers. Further, our suppliers may have staff, operations, materials or equipment located in Ukraine or Russia which could impact our supply chain or services being provided to us. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the IT systems and processes of third parties, and the interfaces between the two, as well as hosted SaaS applications from third parties. For example, we receive a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices; and end user support. Some of these services are provided to us through cloud providers, third party providers, and off-site facilities that may be vulnerable to damage or interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failures, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel or if our existing personnel are harmed by COVID-19. Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales, marketing, and support personnel, as well as our ability to maintain the health of our personnel. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant and may cause us to incur increased compensation expenses to attract and retain employees with the skills to support our business needs. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations and future growth prospects could suffer.

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

Our business could be negatively impacted by ESG matters and/or our reporting of such matters. There is an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social, governance (“ESG”) matters. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other corporate social responsibility and ESG matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. We could fail, or be perceived to fail, in our achievement of such initiatives and goals as a result of rapidly evolving ESG definitions, rules, and regulations, including the SEC's proposed rules related to emissions disclosures as well as other ESG matters. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Our reputation or other aspects of our business could be negatively impacted by all such matters, with potential material adverse effects.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing products that do not meet country-specific safety, conformance or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

The SEC requires us, as a public company who uses certain raw materials that are considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

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

Moreover, our customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or made in particular geographies, or satisfy local regulations for critical infrastructure projects, either of which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China, Russia, and other regions. As a result, the U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). U.S. regulations also permit the U.S. government to investigate and possibly mandate the unwinding of commercial transactions between U.S. companies and foreign suppliers. This introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

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

In response to Russia's invasion of Ukraine in February 2022, the U.S. and certain allies have imposed sanctions against the Russian government and other entities, which led to our suspension of operations in Russia. Accordingly, we are not able to sell our products in Russia, may not be able to provide ongoing support to our customers in Russia, and our assets located in Russia may be at risk. The response by Russia and other countries to these sanctions could lead to an escalation of political tensions, economic instability in the area, and cyberwarfare. These actions, as well as the effect of such actions on macroeconomic conditions, could have an adverse impact on our business and operations.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of June 30, 2022, our goodwill was $3,733.8 million, and our purchased intangible assets were $196.2 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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
•laws that restrict sales of products that are developed, manufactured, or incorporate components or assemblies sourced from certain countries or suppliers to specific customers and industry segments, or for particular uses;
•varying and potentially conflicting laws and regulations, changes in laws and interpretation of laws, misappropriation of intellectual property and reduced intellectual property protection;
•political uncertainty, including demonstrations, that could have an impact on product delivery;
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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

There are risks associated with our outstanding and future indebtedness. As of June 30, 2022, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended June 30, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
April 1 - April 30, 2022	0.9	$32.23	0.9	$751.3
May 1 - May 31, 2022	2.2	$32.13	2.2	$679.5
June 1 - June 30, 2022	—	$—	—	$679.5
Total	3.1		3.1
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

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Amended and Restated Bylaws	8-K	3.1	001-34501	5/12/2022
10.1	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	5/12/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)*

*Filed herewith.
**Furnished herewith.
+Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

July 29, 2022	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)