Form 10-Q
period 2022-09-30
JUNIPER NETWORKS INC
filed 2022-10-28
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 324,555,523 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 26, 2022.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Product	$967.5	$771.9	$2,551.6	$2,203.5
Service	447.1	416.9	1,300.8	1,232.0
Total net revenues	1,414.6	1,188.8	3,852.4	3,435.5
Cost of revenues:
Product	478.6	343.4	1,289.0	1,010.3
Service	148.2	153.2	432.1	435.5
Total cost of revenues	626.8	496.6	1,721.1	1,445.8
Gross margin	787.8	692.2	2,131.3	1,989.7
Operating expenses:
Research and development	274.0	251.8	766.9	752.3
Sales and marketing	286.8	263.4	834.4	773.9
General and administrative	64.7	55.0	192.1	187.1
Restructuring charges	13.0	1.9	22.3	42.8
Total operating expenses	638.5	572.1	1,815.7	1,756.1
Operating income	149.3	120.1	315.6	233.6
Gain on divestiture	—	—	45.8	—
Loss on extinguishment of debt	—	—	—	(60.6)
Other expense, net	(9.1)	(8.3)	(30.1)	(24.2)
Income before income taxes and loss from equity method investment	140.2	111.8	331.3	148.8
Income tax provision	16.6	22.9	38.1	29.0
Loss from equity method investment, net of tax	2.1	—	2.6	—
Net income	$121.5	$88.9	$290.6	$119.8

Net income per share:
Basic	$0.38	$0.27	$0.90	$0.37
Diluted	$0.37	$0.27	$0.88	$0.36
Weighted-average shares used to compute net income per share:
Basic	322.8	324.0	321.8	325.0
Diluted	328.9	331.1	329.3	331.4

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$121.5	$88.9	$290.6	$119.8
Other comprehensive loss, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(0.8)	(0.6)	(8.2)	(0.5)
Net realized losses (gains) reclassified into net income	0.1	(0.1)	0.3	(1.1)
Net change on available-for-sale debt securities	(0.7)	(0.7)	(7.9)	(1.6)
Cash flow hedges:
Change in net unrealized gains and losses	(40.2)	(4.2)	(20.4)	14.6
Net realized losses (gains) reclassified into net income	9.0	(5.4)	13.1	(21.5)
Net change on cash flow hedges	(31.2)	(9.6)	(7.3)	(6.9)
Change in foreign currency translation adjustments	(20.6)	(1.6)	(35.3)	(3.1)
Other comprehensive loss, net	(52.5)	(11.9)	(50.5)	(11.6)
Comprehensive income	$69.0	$77.0	$240.1	$108.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$830.9	$922.5
Short-term investments	226.2	315.5
Accounts receivable, net of allowances	1,027.6	994.4
Inventory	519.6	272.6
Prepaid expenses and other current assets	604.4	451.6
Total current assets	3,208.7	2,956.6
Property and equipment, net	667.2	703.0
Operating lease assets	145.7	161.3
Long-term investments	197.8	455.5
Purchased intangible assets, net	177.7	284.3
Goodwill	3,734.3	3,762.1
Other long-term assets	844.8	564.2
Total assets	$8,976.2	$8,887.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352.7	$273.7
Accrued compensation	239.9	336.0
Deferred revenue	894.3	937.9
Other accrued liabilities	409.8	328.9
Total current liabilities	1,896.7	1,876.5
Long-term debt	1,595.7	1,686.8
Long-term deferred revenue	583.9	475.7
Long-term income taxes payable	279.7	330.5
Long-term operating lease liabilities	123.3	142.2
Other long-term liabilities	158.8	58.4
Total liabilities	4,638.1	4,570.1
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 324.5 shares and 321.6 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,894.9	6,972.6
Accumulated other comprehensive loss	(52.6)	(2.1)
Accumulated deficit	(2,504.2)	(2,653.6)
Total stockholders' equity	4,338.1	4,316.9
Total liabilities and stockholders' equity	$8,976.2	$8,887.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$290.6	$119.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	153.9	162.9
Depreciation, amortization, and accretion	165.4	179.3
Operating lease assets expense	30.3	34.5
Gain on divestiture	(45.8)	—
Loss from equity method investment	2.6	—
Loss on extinguishment of debt	—	60.6
Other	10.1	6.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34.3)	189.1
Prepaid expenses and other assets	(636.0)	(70.8)
Accounts payable	75.7	(7.4)
Accrued compensation	(85.9)	(27.2)
Income taxes payable	(11.2)	1.9
Other accrued liabilities	(4.6)	(70.7)
Deferred revenue	67.2	(4.8)
Net cash (used in) provided by operating activities	(22.0)	573.7
Cash flows from investing activities:
Purchases of property and equipment	(73.4)	(69.5)
Proceeds from divestiture, net	89.1	—
Purchases of available-for-sale debt securities	(104.1)	(508.7)
Proceeds from sales of available-for-sale debt securities	102.3	422.3
Proceeds from maturities and redemptions of available-for-sale debt securities	330.7	331.8
Purchases of equity securities	(15.5)	(8.3)
Proceeds from sales of equity securities	3.8	5.6
Payments for business acquisitions, net of cash and cash equivalents acquired	(3.9)	(175.0)
Other	2.2	—
Net cash provided by (used in) investing activities	331.2	(1.8)
Cash flows from financing activities:
Repurchase and retirement of common stock	(226.8)	(294.0)
Proceeds from issuance of common stock	56.8	56.0
Payment of dividends	(202.8)	(194.9)
Payment of debt	—	(423.8)
Payment for debt extinguishment costs	—	(58.3)
Other	—	(3.4)
Net cash used in financing activities	(372.8)	(918.4)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(29.5)	(3.7)
Net decrease in cash, cash equivalents, and restricted cash	(93.1)	(350.2)
Cash, cash equivalents, and restricted cash at beginning of period	942.7	1,383.0
Cash, cash equivalents, and restricted cash at end of period	$849.6	$1,032.8
Non-cash investing activity:
Equity method investment (Note 2)	$40.3	$—
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7
Net income	—	—	—	121.5	121.5
Other comprehensive loss, net	—	—	(52.5)	—	(52.5)
Issuance of common stock	4.1	27.7	—	—	27.7
Repurchase and retirement of common stock	—	(0.2)	—	(0.3)	(0.5)
Share-based compensation expense	—	61.2	—	—	61.2
Payments of cash dividends ($0.21 per share of common stock)	—	(68.0)	—	—	(68.0)
Balance at September 30, 2022	324.5	$6,894.9	$(52.6)	$(2,504.2)	$4,338.1

	Three Months Ended September 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2021	324.0	$7,042.8	$55.9	$(2,757.8)	$4,340.9
Net income	—	—	—	88.9	88.9
Other comprehensive loss, net	—	—	(11.9)	—	(11.9)
Issuance of common stock	2.8	27.1	—	—	27.1
Repurchase and retirement of common stock	(1.7)	(22.8)	—	(28.1)	(50.9)
Share-based compensation expense	—	54.7	—	—	54.7
Payments of cash dividends ($0.20 per share of common stock)	—	(65.0)	—	—	(65.0)
Balance at September 30, 2021	325.1	$7,036.8	$44.0	$(2,697.0)	$4,383.8

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	290.6	290.6
Other comprehensive loss, net	—	—	(50.5)	—	(50.5)
Issuance of common stock	9.6	56.8	—	—	56.8
Repurchase and retirement of common stock	(6.7)	(85.6)	—	(141.2)	(226.8)
Share-based compensation expense	—	153.9	—	—	153.9
Payments of cash dividends ($0.63 per share of common stock)	—	(202.8)	—	—	(202.8)
Balance at September 30, 2022	324.5	$6,894.9	$(52.6)	$(2,504.2)	$4,338.1

	Nine Months Ended September 30, 2021
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net income	—	—	—	119.8	119.8
Other comprehensive loss, net	—	—	(11.6)	—	(11.6)
Issuance of common stock	8.6	58.7	—	—	58.7
Repurchase and retirement of common stock	(11.2)	(146.2)	—	(147.8)	(294.0)
Share-based compensation expense	—	162.3	—	—	162.3
Payments of cash dividends ($0.60 per share of common stock)	—	(194.9)	—	—	(194.9)
Balance at September 30, 2021	325.1	$7,036.8	$44.0	$(2,697.0)	$4,383.8

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2022 and December 31, 2021 (in millions):

	As of September 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$53.9	$—	$(1.5)	$52.4	$139.1	$—	$(0.5)	$138.6
Certificates of deposit	5.1	—	—	5.1	5.0	—	—	5.0
Commercial paper	2.2	—	—	2.2	75.8	—	—	75.8
Corporate debt securities	322.2	—	(9.0)	313.2	443.3	0.7	(1.5)	442.5
Foreign government debt securities	8.8	—	(0.4)	8.4	12.8	—	(0.1)	12.7
Time deposits	80.9	—	—	80.9	35.2	—	—	35.2
U.S. government agency securities	18.7	—	(0.7)	18.0	26.8	—	(0.1)	26.7
U.S. government securities	17.0	—	(0.3)	16.7	73.5	0.1	—	73.6
Total fixed income securities	508.8	—	(11.9)	496.9	811.5	0.8	(2.2)	810.1
Privately-held debt and redeemable preferred stock securities	15.3	37.4	—	52.7	9.6	37.4	—	47.0
Total available-for-sale debt securities	$524.1	$37.4	$(11.9)	$549.6	$821.1	$38.2	$(2.2)	$857.1

Reported as:
Cash equivalents	$80.9	$—	$—	$80.9	$47.2	$—	$—	$47.2
Short-term investments	221.6	—	(3.4)	218.2	306.8	0.7	(0.1)	307.4
Long-term investments	206.3	—	(8.5)	197.8	457.5	0.1	(2.1)	455.5
Other long-term assets	15.3	37.4	—	52.7	9.6	37.4	—	47.0
Total	$524.1	$37.4	$(11.9)	$549.6	$821.1	$38.2	$(2.2)	$857.1

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$302.5	$299.1
Due between one and five years	206.3	197.8
Total	$508.8	$496.9

As of September 30, 2022, the Company's unrealized loss of $11.9 million resulted from 370 investments, of which loss aggregating $7.0 million was from investments in an unrealized loss position for less than 12 months, and $4.9 million was from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and nine months ended September 30, 2022 and September 30, 2021.

During the three and nine months ended September 30, 2022 and September 30, 2021, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2022 and December 31, 2021 (in millions):

	As of
	September 30, 2022	December 31, 2021
Equity investments with readily determinable fair value:
Money market funds	$429.5	$382.0
Mutual funds	27.1	33.4
Publicly-traded equity securities	8.1	8.1
Equity investments without readily determinable fair value	162.1	150.1
Equity investment under the equity method of accounting	38.2	—
Total equity securities	$665.0	$573.6

Reported as:
Cash equivalents	$419.5	$371.5
Short-term investments	8.1	8.1
Prepaid expenses and other current assets	12.5	15.1
Other long-term assets	224.9	178.9
Total	$665.0	$573.6

For the three and nine months ended September 30, 2022 and September 30, 2021, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value and equity investments without readily determinable fair value. For the three and nine months ended September 30, 2022, the loss recognized from the equity method investment was $2.1 million and $2.6 million, respectively.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions completed primarily in 2020. Restricted investments consist of equity investments. As of September 30, 2022, the carrying value of restricted cash and investments was $55.9 million, of which $28.2 million was included in prepaid expenses and other current assets, and $27.7 million was included in other long-term assets on the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$830.9	$922.5
Restricted cash included in Prepaid expenses and other current assets	15.7	17.2
Restricted cash included in Other long-term assets	3.0	3.0
Total cash, cash equivalents, and restricted cash	$849.6	$942.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements at September 30, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$52.4	$—	$52.4	$—	$138.6	$—	$138.6
Certificates of deposit	—	5.1	—	5.1	—	5.0	—	5.0
Commercial paper	—	2.2	—	2.2	—	75.8	—	75.8
Corporate debt securities	—	313.2	—	313.2	—	442.5	—	442.5
Foreign government debt securities	—	8.4	—	8.4	—	12.7	—	12.7
Time deposits	—	80.9	—	80.9	—	35.2	—	35.2
U.S. government agency securities	—	18.0	—	18.0	—	26.7	—	26.7
U.S. government securities	13.5	3.2	—	16.7	42.3	31.3	—	73.6
Privately-held debt and redeemable preferred stock securities	—	—	52.7	52.7	—	—	47.0	47.0
Total available-for-sale debt securities	13.5	483.4	52.7	549.6	42.3	767.8	47.0	857.1
Equity securities:
Money market funds	429.5	—	—	429.5	382.0	—	—	382.0
Mutual funds	27.1	—	—	27.1	33.4	—	—	33.4
Publicly-traded equity securities	8.1	—	—	8.1	8.1	—	—	8.1
Total equity securities	464.7	—	—	464.7	423.5	—	—	423.5
Derivative assets:
Foreign exchange contracts	—	1.3	—	1.3	—	9.2	—	9.2
Interest rate contracts	—	123.9	—	123.9	—	47.1	—	47.1
Total derivative assets	—	125.2	—	125.2	—	56.3	—	56.3
Total assets measured at fair value on a recurring basis	$478.2	$608.6	$52.7	$1,139.5	$465.8	$824.1	$47.0	$1,336.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(87.0)	$—	$(87.0)	$—	$(24.0)	$—	$(24.0)
Interest rate contracts	—	(92.7)	—	(92.7)	—	(2.5)	—	(2.5)
Total derivative liabilities	—	(179.7)	—	(179.7)	—	(26.5)	—	(26.5)
Total liabilities measured at fair value on a recurring basis	$—	$(179.7)	$—	$(179.7)	$—	$(26.5)	$—	$(26.5)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$419.5	$80.9	$—	$500.4	$371.6	$47.2	$—	$418.8
Short-term investments	19.7	206.5	—	226.2	41.5	274.0	—	315.5
Long-term investments	1.9	195.9	—	197.8	8.8	446.7	—	455.5
Prepaid expenses and other current assets	12.6	0.1	—	12.7	15.1	8.8	—	23.9
Other long-term assets	24.5	125.2	52.7	202.4	28.8	47.4	47.0	123.2
Total assets measured at fair value	$478.2	$608.6	$52.7	$1,139.5	$465.8	$824.1	$47.0	$1,336.9

Total liabilities, reported as:
Other accrued liabilities	$—	$(58.9)	$—	$(58.9)	$—	$(14.9)	$—	$(14.9)
Other long-term liabilities	—	(120.8)	—	(120.8)	—	(11.6)	—	(11.6)
Total liabilities measured at fair value on a recurring basis	$—	$(179.7)	$—	$(179.7)	$—	$(26.5)	$—	$(26.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and nine months ended September 30, 2022, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and nine months ended September 30, 2022, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, including those accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of September 30, 2022, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,435.1 million and $1,845.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$885.8	$873.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	2,135.8	2,123.9

Non-designated derivatives	183.1	144.6
Total	$2,318.9	$2,268.5

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.7	$8.7
Foreign currency contracts	Other long-term assets	0.1	0.4
Interest rate lock contracts	Other long-term assets	123.9	45.0
Interest rate swap contracts	Other long-term assets	—	2.1
Total derivatives designated as hedging instruments		$124.7	$56.2
Derivatives not designated as hedging instruments	Other current assets	0.5	0.1
Total derivative assets		$125.2	$56.3
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$58.3	$14.8
Foreign currency contracts	Other long-term liabilities	28.2	9.1
Interest rate swap contracts	Other long-term liabilities	92.7	2.5
Total derivatives designated as hedging instruments		$179.2	$26.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.5	0.1
Total derivative liabilities		$179.7	$26.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $81.9 million and $17.5 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or option contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

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

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within three years.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $39.0 million and $3.7 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized loss of $3.0 million and an unrealized gain of $23.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2021, respectively.

For foreign currency contracts, the Company reclassified a loss of $8.8 million and $11.9 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022, respectively, and a gain of $6.2 million and $24.3 million for the comparable periods ended September 30, 2021, respectively. As of September 30, 2022, an estimated $57.5 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and nine months ended September 30, 2022 and September 30, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2022	December 31, 2021
Production and service materials	$431.4	$208.6
Finished goods	109.0	75.6
Total inventory	$540.4	$284.2

Reported as:
Inventory	$519.6	$272.6
Other long-term assets	20.8	11.6
Total inventory	$540.4	$284.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	September 30, 2022	December 31, 2021
Contract manufacturer deposit	$390.9	$223.8
Prepaid expenses	89.5	104.3
Other current assets	124.0	123.5
Total prepaid expenses and other current assets	$604.4	$451.6

Warranties

Changes during the nine months ended September 30, 2022 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2021	$33.0
Provisions made during the period	22.2
Actual costs incurred during the period	(25.6)
Balance as of September 30, 2022	$29.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Revenue

See Note 11, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $11.6 million and $45.1 million included in deferred revenue at January 1, 2022 was recognized during the three and nine months ended September 30, 2022, respectively. Service revenue of $180.1 million and $694.2 million included in deferred revenue at January 1, 2022 was recognized during the three and nine months ended September 30, 2022, respectively.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of September 30, 2022 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$110.2	$91.9	$15.0	$3.3
Service	1,383.1	816.5	437.1	129.5
Total	$1,493.3	$908.4	$452.1	$132.8

Deferred Commissions

Deferred commissions were $28.8 million as of September 30, 2022. For the three and nine months ended September 30, 2022, amortization expense for previously deferred commissions was $50.6 million and $139.8 million, respectively, and there were no impairment charges recognized.

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$5.5	$3.0	$11.4	$10.5
Interest expense	(15.2)	(12.2)	(41.1)	(38.5)
Gain (loss) on investments, net	(1.3)	0.7	(4.4)	3.3
Other	1.9	0.2	4.0	0.5
Other expense, net	$(9.1)	$(8.3)	$(30.1)	$(24.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Restructuring Charges

During the first quarter of 2022 and 2021, the Company initiated restructuring plans designed to enable reinvestment in certain key priority areas to align with strategic changes, which resulted in severance costs from workforce reductions, contract termination and other exit costs. During the third quarter of 2022, the Company undertook further actions in connection with its 2022 Restructuring Plan, which resulted in additional severance costs and facility exit-related costs. As of September 30, 2022, activities under the Company's approved restructuring plans are expected to be substantially completed in the first half of 2023.

Restructuring liabilities are reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2021	Charges	Cash Payments	Other	September 30, 2022
Severance	$1.4	$13.7	$(7.7)	$(0.2)	$7.2
Contract terminations and facility exit-related	10.9	8.6	(10.0)	(2.7)	6.8
Total	$12.3	$22.3	$(17.7)	$(2.9)	$14.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	September 30, 2022	December 31, 2021
Senior Notes ("Notes"):
1.200% fixed-rate notes ("2025 Notes")	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes ("2029 Notes")	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes ("2030 Notes")	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes ("2041 Notes")	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(11.6)	(12.9)
Hedge accounting fair value adjustments(*)			(92.7)	(0.3)
Total			$1,595.7	$1,686.8
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

As of September 30, 2022, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The credit facility will terminate in April 2024. As of September 30, 2022, the Company was in compliance with all covenants and no amounts were outstanding under its credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends:
Per share	$0.21	$0.20	$0.63	$0.60
Amount	$68.0	$65.0	$202.8	$194.9

Repurchased under the 2018 Stock Repurchase Program:
Shares	—	1.7	6.3	11.0
Average price per share	$—	$28.43	$33.38	$25.80
Amount	$—	$50.0	$212.2	$285.0

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2022, the Company declared and paid a quarterly cash dividend of $0.21 per common share, totaling $68.0 million and $202.8 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the “Board”) of Juniper or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2022.

Stock Repurchase Activities

During the nine months ended September 30, 2022, the Company repurchased 6.3 million shares of its common stock in the open market for an aggregate purchase price of $212.2 million at an average price of $33.38 per share under the 2018 Stock Repurchase Program.

As of September 30, 2022, there was approximately $0.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $14.5 million during the nine months ended September 30, 2022, and $9.0 million during the nine months ended September 30, 2021.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of related taxes, for the nine months ended September 30, 2022 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive loss before reclassifications	(8.2)	(20.4)	(35.3)	(63.9)
Amount reclassified from accumulated other comprehensive loss	0.3	13.1	—	13.4
Other comprehensive loss, net	(7.9)	(7.3)	(35.3)	(50.5)
Balance as of September 30, 2022	$20.0	$11.7	$(84.3)	$(52.6)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In May 2022, the Company's stockholders approved an additional 4.5 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan (the "2015 Plan"). As of September 30, 2022, 4.0 million and 6.2 million shares were available for future issuance under the 2015 Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the nine months ended September 30, 2022 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22.2	$24.55
Granted(*)	8.2	29.64
Vested	(6.5)	24.49
Canceled	(2.4)	25.52
Balance as of September 30, 2022	21.5	$26.41	1.3	$561.4
________________________________
(*)    Includes 6.5 million service-based, 1.3 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares purchased	1.2	1.4	2.6	2.8
Average exercise price per share	$23.43	$19.88	$21.59	$19.81

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues - Product	$1.7	$1.5	$4.3	$3.8
Cost of revenues - Service	4.8	4.7	13.0	13.1
Research and development	26.3	23.7	62.2	68.0
Sales and marketing	17.4	16.4	42.3	47.8
General and administrative	11.3	8.6	32.1	30.2
Total	$61.5	$54.9	$153.9	$162.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1.3	$2.2	$4.4	$7.4
RSUs, RSAs, and PSAs	52.4	47.9	131.8	142.4
ESPP purchase rights	7.8	4.8	17.7	13.1
Total	$61.5	$54.9	$153.9	$162.9

As of September 30, 2022, the total unrecognized compensation cost related to unvested share-based awards was $394.8 million to be recognized over a weighted-average period of 1.76 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer Solutions:
Automated WAN Solutions	$532.7	$384.5	$1,386.3	$1,167.0
Cloud-Ready Data Center	229.3	194.7	619.0	554.0
AI-Driven Enterprise	266.6	229.8	707.9	586.1
Hardware Maintenance and Professional Services	386.0	379.8	1,139.2	1,128.4
Total	$1,414.6	$1,188.8	$3,852.4	$3,435.5

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cloud	$375.3	$303.3	$1,013.3	$894.6
Service Provider	523.1	445.8	1,421.9	1,327.7
Enterprise	516.2	439.7	1,417.2	1,213.2
Total	$1,414.6	$1,188.8	$3,852.4	$3,435.5

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas:
United States	$839.0	$609.2	$2,133.6	$1,729.7
Other	56.8	55.6	165.8	170.8
Total Americas	895.8	664.8	2,299.4	1,900.5
Europe, Middle East, and Africa	320.4	336.3	991.5	971.3
Asia Pacific	198.4	187.7	561.5	563.7
Total	$1,414.6	$1,188.8	$3,852.4	$3,435.5

For the three and nine months ended September 30, 2022 and September 30, 2021, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$140.2	$111.8	$331.3	$148.8
Income tax provision	$16.6	$22.9	$38.1	$29.0
Effective tax rate	11.9%	20.5%	11.5%	19.5%

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

The Company’s effective tax rate for the nine months ended September 30, 2022 includes the net effect of the gain recognized on divestiture of the Company's silicon photonics business, one-time benefits from tax legislative changes, and excess tax benefits associated with stock-based compensation.

The Company’s effective tax rate for the nine months ended September 30, 2021 reflected the loss on extinguishment of debt of $60.6 million and restructuring charges of $42.8 million in the period.

As of September 30, 2022, the total amount of gross unrecognized tax benefits was $122.0 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $5.9 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2019 tax years, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$121.5	$88.9	$290.6	$119.8
Denominator:
Weighted-average shares used to compute basic net income per share	322.8	324.0	321.8	325.0
Dilutive effect of employee stock awards	6.1	7.1	7.5	6.4
Weighted-average shares used to compute diluted net income per share	328.9	331.1	329.3	331.4
Net income per share:
Basic	$0.38	$0.27	$0.90	$0.37
Diluted	$0.37	$0.27	$0.88	$0.36

Anti-dilutive shares	5.0	0.6	1.9	0.7

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $2,415.0 million as of September 30, 2022.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 15. Subsequent Events

Dividend Declaration

On October 25, 2022, the Company announced a cash dividend of $0.21 per share of common stock to be paid on December 22, 2022 to stockholders of record as of the close of business on December 1, 2022.

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

•AI-Driven Enterprise encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes 128 Technology and Branch SRX solutions. We believe our acquisition of WiteSand Systems Inc. in the fourth quarter of 2021 will expand upon our AI-Driven Enterprise portfolio to accelerate our ongoing efforts to deliver a next-generation NAC solution.

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

COVID-19 Pandemic Update

As the ongoing COVID-19 pandemic has evolved, we continue to monitor and evaluate the impact on our business operations on a regional, national and global basis. We reopened the majority of our facilities world-wide for office-based employees in a new office/hybrid collaboration model. We will continue our four-phased approach to office reopening at our facilities around the world based on considerations regarding the health and safety of our employees and the advice of regional and national governments.

As was the case in the third quarter of 2022, we do not expect the pandemic to have a substantial net impact on our consolidated operating results or our liquidity position for the remainder of 2022, although we continue to experience higher logistic costs due to cost increases and extended shipping times for ocean transit that have increased our dependence on higher-cost air freight. We continue to work with government authorities and implement safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. For more information on the impact of the COVID-19 pandemic and supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Global Component Shortage

We have a global supply chain, which is primarily composed of manufacturing partners and component suppliers. Global supply chain constraints in the wake of the COVID-19 pandemic continue to reduce our visibility into component availability, which have resulted in extended lead times of certain products and significant disruption to our production schedule.

During 2022, the supply constraints we experienced were due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. Our supply chain team has been working to meet our customer needs by executing on a strong risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.

Similar to others, we continue to experience increased component costs. This has had a negative impact on our gross margin. We continue to experience strong product orders across all verticals, customer solutions, and geographies. We anticipate backlog to remain at elevated levels but expect it to decline as supply improves. We believe some of the strength in product orders was attributable to industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed. We continue to work to resolve our supply chain challenges and continue to increase our inventory levels and purchase commitments. We are working closely with our suppliers to further enhance our resiliency and mitigate the effects of recent disruptions. We believe the extended lead times and increased component and logistic costs will likely persist into 2023. We have taken pricing actions to mitigate some of the effects of rising component costs and general inflationary pressures, arising from supply chain constraints as well as overall macroeconomic conditions, and expect these actions to have a more substantial impact as we exit fiscal year 2022 and enter 2023. While the situation is dynamic, at this point in time, we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion of this risk.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenues	$1,414.6	$1,188.8	$225.8	19%	$3,852.4	$3,435.5	$416.9	12%
Gross margin	$787.8	$692.2	$95.6	14%	$2,131.3	$1,989.7	$141.6	7%
Percentage of net revenues	55.7%	58.2%			55.3%	57.9%
Operating income	$149.3	$120.1	$29.2	24%	$315.6	$233.6	$82.0	35%
Percentage of net revenues	10.6%	10.1%			8.2%	6.8%
Net income	$121.5	$88.9	$32.6	37%	$290.6	$119.8	$170.8	143%
Percentage of net revenues	8.6%	7.5%			7.5%	3.5%
Net income per share:
Basic	$0.38	$0.27	$0.11	41%	$0.90	$0.37	$0.53	143%
Diluted	$0.37	$0.27	$0.10	37%	$0.88	$0.36	$0.52	144%

Operating cash flows					$(22.0)	$573.7	$(595.7)	(104)%
Stock repurchase plan activity	$—	$50.0	$(50.0)	(100)%	$212.2	$285.0	$(72.8)	(26)%
Cash dividends declared per common stock	$0.21	$0.20	$0.01	5%	$0.63	$0.60	$0.03	5%
DSO	65	59	6	10%

					As of
					September 30, 2022	December 31, 2021	$ Change	% Change
Deferred revenue:
Deferred product revenue					$105.9	$129.1	$(23.2)	(18)%
Deferred service revenue					1,372.3	1,284.5	87.8	7%
Total					$1,478.2	$1,413.6	$64.6	5%

Deferred revenue from customer solutions(*)					$561.2	$442.1	$119.1	27%
Deferred revenue from hardware maintenance and professional services					917.0	971.5	(54.5)	(6)%
Total					$1,478.2	$1,413.6	$64.6	5%

(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, across all verticals and customer solutions. Product net revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher sales volume, specifically from our MX, QFX and Mist product families. Service net revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to strong sales of hardware maintenance and software subscriptions.

Of our top ten customers for the third quarter of 2022, five were in Cloud, three were in Service Provider, and two were in Enterprise. Of these customers, none was located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues decreased primarily due to higher component costs due to supply chain constraints and unfavorable customer mix, partially offset by pricing actions and higher revenue.

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to higher revenue, partially offset by the drivers described in the gross margin discussion above and higher personnel-related expenses driven by an increase in headcount.

•Operating Cash Flows: Net cash used in operations was $22.0 million during the nine months ended September 30, 2022, while net cash provided by operations was $573.7 million during the nine months ended September 30, 2021. The increase in operating cash outflows was primarily due to higher supplier payments and higher cash taxes, partially offset by higher customer collections.

•Capital Return: We continue to return capital to our stockholders. During the nine months ended September 30, 2022, we repurchased 6.3 million shares of our common stock in the open market at an average price of $33.38 per share for an aggregate purchase price of $212.2 million. During the three and nine months ended September 30, 2022, we paid a quarterly dividend of $0.21 per share, for an aggregate amount of $68.0 million and $202.8 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to a significant increase in product invoicing and lower collections of in-quarter invoicing, partially offset by higher revenue.

•Deferred Revenue: Total deferred revenue increased as of September 30, 2022, compared to December 31, 2021, primarily driven by an increase in deferrals of SaaS and software subscription services.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

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

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$532.7	$384.5	$148.2	39%	$1,386.3	$1,167.0	$219.3	19%
Percentage of net revenues	37.7%	32.3%			36.0%	34.0%
Cloud-Ready Data Center	229.3	194.7	34.6	18%	619.0	554.0	65.0	12%
Percentage of net revenues	16.2%	16.4%			16.1%	16.1%
AI-Driven Enterprise	266.6	229.8	36.8	16%	707.9	586.1	121.8	21%
Percentage of net revenues	18.8%	19.3%			18.4%	17.1%
Hardware Maintenance and Professional Services	386.0	379.8	6.2	2%	1,139.2	1,128.4	10.8	1%
Percentage of net revenues	27.3%	32.0%			29.5%	32.8%
Total net revenues	$1,414.6	$1,188.8	$225.8	19%	$3,852.4	$3,435.5	$416.9	12%

Cloud	$375.3	$303.3	$72.0	24%	$1,013.3	$894.6	$118.7	13%
Percentage of net revenues	26.5%	25.5%			26.3%	26.0%
Service Provider	523.1	445.8	77.3	17%	1,421.9	1,327.7	94.2	7%
Percentage of net revenues	37.0%	37.5%			36.9%	38.6%
Enterprise	516.2	439.7	76.5	17%	1,417.2	1,213.2	204.0	17%
Percentage of net revenues	36.5%	37.0%			36.8%	35.4%
Total net revenues	$1,414.6	$1,188.8	$225.8	19%	$3,852.4	$3,435.5	$416.9	12%

Americas:
United States	$839.0	$609.2	$229.8	38%	$2,133.6	$1,729.7	$403.9	23%
Other	56.8	55.6	1.2	2%	165.8	170.8	(5.0)	(3)%
Total Americas	895.8	664.8	231.0	35%	2,299.4	1,900.5	398.9	21%
Percentage of net revenues	63.3%	55.9%			59.7%	55.3%
EMEA	320.4	336.3	(15.9)	(5)%	991.5	971.3	20.2	2%
Percentage of net revenues	22.6%	28.3%			25.7%	28.3%
APAC	198.4	187.7	10.7	6%	561.5	563.7	(2.2)	—%
Percentage of net revenues	14.1%	15.8%			14.6%	16.4%
Total net revenues	$1,414.6	$1,188.8	$225.8	19%	$3,852.4	$3,435.5	$416.9	12%

Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Total net revenues increased across all customer solutions mainly driven by higher sales volume.

The Automated WAN Solutions revenue increased across all verticals.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud, partially offset by a decline in Enterprise and Service Provider.

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Total net revenues increased across all customer solutions mainly driven by higher sales volume.

The Automated WAN Solutions revenue increased across all verticals.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

The Cloud-Ready Data Center revenue increase was primarily driven by Cloud and Service Provider, partially offset by a decline in Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Software and Related Services	$247.6	$204.0	$43.6	21%	$689.1	$519.4	$169.7	33%
Percentage of net revenues	17.5%	17.2%			17.9%	15.1%
Total Security	$139.7	$160.4	$(20.7)	(13)%	$459.3	$495.2	$(35.9)	(7)%
Percentage of net revenues	9.9%	13.5%			11.9%	14.4%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product gross margin	$488.9	$428.5	$60.4	14%	$1,262.6	$1,193.2	$69.4	6%
Percentage of product revenues	50.5%	55.5%			49.5%	54.2%
Service gross margin	298.9	263.7	35.2	13%	868.7	796.5	72.2	9%
Percentage of service revenues	66.9%	63.3%			66.8%	64.7%
Total gross margin	$787.8	$692.2	$95.6	14%	$2,131.3	$1,989.7	$141.6	7%
Percentage of net revenues	55.7%	58.2%			55.3%	57.9%

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

Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to $17.8 million in incremental component costs due to supply chain constraints and unfavorable customer mix, partially offset by pricing actions and higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower delivery costs.

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to $58.5 million in incremental component costs and $10.4 million in incremental freight costs due to supply chain constraints and unfavorable customer mix, partially offset by pricing actions and higher revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$274.0	$251.8	$22.2	9%	$766.9	$752.3	$14.6	2%
Percentage of net revenues	19.3%	21.1%			19.8%	22.0%
Sales and marketing	286.8	263.4	23.4	9%	834.4	773.9	60.5	8%
Percentage of net revenues	20.3%	22.2%			21.7%	22.5%
General and administrative	64.7	55.0	9.7	18%	192.1	187.1	5.0	3%
Percentage of net revenues	4.6%	4.6%			5.0%	5.4%
Restructuring charges	13.0	1.9	11.1	584%	22.3	42.8	(20.5)	(48)%
Percentage of net revenues	0.9%	0.2%			0.6%	1.2%
Total operating expenses	$638.5	$572.1	$66.4	12%	$1,815.7	$1,756.1	$59.6	3%
Percentage of net revenues	45.1%	48.1%			47.1%	51.1%

Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Total operating expenses increased primarily due to increases in personnel-related costs and higher restructuring costs.

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Total operating expenses increased primarily due to increases in personnel-related costs, partially offset by lower restructuring costs.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):
.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gain on divestiture	$—	$—	$—	N/M	$45.8	$—	$45.8	N/M
Percentage of net revenues	—%	—%			1.2%	—%
______________________
N/M - Not meaningful

During the nine months ended September 30, 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business. For further discussion of the divestiture, see Note 2, Divestiture, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$—	$—	$—	N/M	$—	$(60.6)	$60.6	N/M
Percentage of net revenues	—%	—%			—%	(1.8)%
______________________
N/M - Not meaningful

During the nine months ended September 30, 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of our Senior Notes maturing in 2024 and June 2025. The loss primarily consisted of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest income	$5.5	$3.0	$2.5	83%	$11.4	$10.5	$0.9	9%
Interest expense	(15.2)	(12.2)	(3.0)	25%	(41.1)	(38.5)	(2.6)	7%
Gain (loss) on investments, net	(1.3)	0.7	(2.0)	N/M	(4.4)	3.3	(7.7)	N/M
Other	1.9	0.2	1.7	N/M	4.0	0.5	3.5	N/M
Total other expense, net	$(9.1)	$(8.3)	$(0.8)	10%	$(30.1)	$(24.2)	$(5.9)	24%
Percentage of net revenues	(0.6)%	(0.7)%			(0.8)%	(0.7)%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Total other expense, net, increased primarily due to higher interest expense and net loss on investments, partially offset by higher interest income.

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Total other expense, net, increased primarily due to losses on certain equity investments and higher interest expense, partially offset by foreign currency gains.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax provision	$16.6	$22.9	$(6.3)	(28)%	$38.1	$29.0	$9.1	31%
Effective tax rate	11.9%	20.5%			11.5%	19.5%

The effective tax rate decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in the benefit of one-time items. The effective tax rate for the nine months ended September 30, 2022 decreased primarily due to an increase in the benefit of one-time items, partially offset by the effect of the gain recognized on the divestiture of our silicon photonics business and the impact of recently published U.S. tax regulations limiting the ability to utilize certain foreign tax credits. For further explanation of our income tax provision, see Note 12, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. As of September 30, 2022, we had purchase commitments of $2,415.0 million, with $2,295.3 million payable within 12 months.

Tax Payments

During the nine months ended September 30, 2022, we made tax payments of approximately $208 million of which approximately $110 million can be attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act. We may incur up to an additional $120 million in tax payments for the remainder of 2022.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the nine months ended September 30, 2022, we repurchased 6.3 million shares of our common stock in the open market at an average price of $33.38 per share for an aggregate purchase price of $212.2 million under the 2018 Stock Repurchase Program.

As of September 30, 2022, there was approximately $0.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 15, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the item below, our exposures to market risk have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

Foreign Currency Risk and Foreign Exchange Contracts

Our revenue and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 80% of these costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of thirty-six months or less. The change in foreign currency exchange rates compared to prior periods resulted in a reduction to our operating expenses, including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, by $43.0 million, or 1.4%, for the nine months ended September 30, 2022 and an increase by $28.2 million, or 0.6%, for the year ended December 31, 2021, as compared to the reduction in operating expenses of $10.7 million, or 0.2%, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 5, Derivative Instruments, in Notes to Condensed Consolidated Financial Statements for further discussion of our derivative and hedging activity.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a portion of our employees continue to work remotely due to the COVID-19 pandemic and a portion have returned to the office under our new office/hybrid collaboration model. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY

The COVID-19 pandemic has significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and financial performance remains uncertain. The COVID-19 pandemic has, and may continue to, negatively affect our operations, including as a result of external factors beyond our control. The majority of our global workforce began working remotely in March 2020. We have reopened the majority of our facilities worldwide for office-based employees in a new office/hybrid collaboration model. We will continue our phased return to the office at our facilities around the world based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.

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
•changing market and economic conditions, including rising interest rates and inflationary pressures, that could make our solutions more expensive or could increase our costs for materials, supplies, and services;
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
•authority for customers to purchase goods and services;
•executive orders, tariffs, governmental sanctions, changes in laws or regulations and accounting rules, or interpretations thereof;
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the recent conflict between Russia and Ukraine as well as governmental sanctions imposed in response), cyberwarfare, an escalation of political tensions, outbreaks of disease, such as pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

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

If we are unable to compete effectively, our business and financial results could be harmed. The markets that we serve are rapidly evolving and highly competitive and include several well-established companies. We also compete with other public and private companies that are developing technologies that compete with our products. In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. Our partners and resellers generally sell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business. Several of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. Other competitors have become more integrated, including through consolidation and vertical integration, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors also sell networking products as bundled solutions with other IT products. If we are unable to compete effectively against existing or future competitors, we could experience a loss in market share and a reduction in revenues and/or be required to reduce prices, which could reduce our gross margins and materially and adversely affect our business, financial condition, and results of operations.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business. Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, that dilute the ownership of our current stockholders; use a substantial portion of our cash resources; assume liabilities (both known and unknown); incur tax expenses; record goodwill and amortizable intangible assets as well as restructuring and other related expenses. We may incur additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs, thereby limiting our ability to borrow. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business. Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many or all of the products within these networks as well as future products to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

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

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure of confidential and proprietary information, to protect our proprietary rights. There can be no assurance that any of our patent applications will result in issued patents with the scope of the claims we seek or that any of our patents or other proprietary rights will not be challenged, invalidated, infringed or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology. Further, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance, which in turn may prevent us from incorporating our inventions into our products. If we cannot protect our intellectual property rights, we could incur costly product redesign efforts, discontinue certain product offerings and experience other competitive harm.

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

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, including fuel prices and increases in prices due to inflation, the imposition of regulations, quotas or embargoes or tariffs on components or our products themselves, labor stoppages, transportation delays, including due to labor strikes, or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

We face significant risks to our business and operations due to political and economic tensions between China and Taiwan. We have significant business operations in Taiwan, and many of our manufacturing partners and suppliers are located in Taiwan. As a result, our operations and our supply chain could be materially and negatively impacted by adverse changes in China-Taiwan relations, which have become increasingly frayed in recent years. Accordingly, further deterioration in military, political and economic relations between China and Taiwan, as well as the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause disruptions in the markets and industries we serve, including decreased demand from customers for products using our solutions, our supply chain, or other disruptions which may, directly or indirectly, materially harm our business, financial condition, results of operations and the market price of our stock.

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

We rely on the performance of our business systems and third-party systems and processes. Some of our business processes depend upon our IT systems, the IT systems and processes of third parties, and the interfaces between the two, as well as hosted SaaS applications from third parties. For example, we receive a broad range of information technology services, such as applications, including support, development and maintenance; infrastructure management and support, including for server storage and network devices; and end user support. Some of these services are provided to us through cloud providers, third party providers, and off-site facilities that may be vulnerable to damage or interruption, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failures, adverse events caused by operator error, cybersecurity attacks, pandemics, and similar events. In addition, because we lease, rather than own, off-site data center facilities, we cannot be assured that we will be able to expand our data center infrastructure to meet user demand in a timely manner, or on favorable financial terms. If we have issues receiving and processing data, this may delay our ability to provide products and services to our customers and business partners and damage our business. We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, the manufacture and shipment of our products in a timely manner may be impaired. Since IT is critical to our operations, in addition to the risks outlined above, problems with any of the third parties we rely on for our IT systems and services, could result in liabilities to our customers and business partners, lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. We could also face significant additional costs or business disruption if our arrangements with these third parties are terminated or impaired and we cannot find alternative services or support on commercially reasonable terms or on a timely basis or if we are unable to hire new employees in order to provide these services in-house.

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

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting H-1B, L-1 and other business visas. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Additionally, circumstances related to or in response to pandemics, such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

Our business could be negatively impacted by ESG matters and/or our reporting of such matters. There is an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other corporate social responsibility and ESG matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. We could fail, or be perceived to fail, in our achievement of these initiatives and goals as a result of rapidly evolving ESG definitions, rules, and regulations, including the SEC's proposed rules related to emissions disclosures and other ESG matters, such as internal planning issues and factors that are beyond our control, including those involving third parties. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Our reputation or other aspects of our business could be negatively impacted by all such matters, with potential material adverse effects.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

The SEC requires us, as a public company that uses certain raw materials considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain telecommunications and video providers based in China, Russia, and other regions. As a result, the U.S. government has imposed bans on the use of certain Chinese-origin and Russian-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). U.S. regulations also permit the U.S. government to investigate and possibly mandate the unwinding of commercial transactions between U.S. companies and foreign suppliers. This introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

•The EU General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. We have relied on the use of standard contractual clauses approved by the European Union (“EU”) Commission to legitimize the transfer of personal data outside of the EU to certain jurisdictions, including the U.S. In June 2021, the EU issued new standard contractual clauses that we will need to enter into with our customers, suppliers and channel partners, which is causing us to incur costs and allocate resources in order to manage the contract updating process. We may face reluctance or resistance by our current and prospective customers to use our products and services. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

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

•Both U.S. federal and state, and non-U.S. governments are considering artificial intelligence (“AI”) and machine learning laws and regulations, which if finalized may impact our products and services and cause us to incur costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of September 30, 2022, our goodwill was $3,734.3 million, and our purchased intangible assets were $177.7 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals may become law, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Recently, substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In September 2022, France, Germany, Italy, the Netherlands, and Spain issued a joint statement confirming their full commitment to the new principles, including the global minimum tax, irrespective of unanimous agreement by the EU. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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

There are risks associated with our outstanding and future indebtedness. As of September 30, 2022, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2022, there were no share repurchases under our Board-approved 2018 Stock Repurchase Program, which authorizes us to purchase an aggregate of up to $3.0 billion of our common stock. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of September 30, 2022, there was approximately $0.7 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 9, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Letter Agreement, dated August 15, 2022, between Juniper Networks, Inc. and Kyndryl Holdings Inc.*††
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

October 28, 2022	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)