Form 10-K
period 2022-12-31
JUNIPER NETWORKS INC
filed 2023-02-10
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $9,011,000,000 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date).

As of February 8, 2023, there were 323,959,789 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2022.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” "will," “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic and component shortages, including the ongoing global semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the ongoing COVID-19 pandemic and component shortages, including the global semiconductor shortage, general economic and political conditions globally or regionally. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business and economic environment. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

Further, we have been expanding our software business by introducing new software solutions to our product and service portfolios that simplify the operation of networks, and allow our customers across our key verticals flexibility in consumption and deployment. Our acquisition of Mist Systems, Inc. ("Mist") in 2019 accelerated our ability to execute this belief in cloud-managed AI or AIOps through a combination of cloud-based intelligence, enterprise-grade access points, and EX series switches. Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform. In 2020, we acquired 128 Technology, Inc. ("128 Technology") and Netrounds AB ("Netrounds"). Our Session Smart Router ("SSR") portfolio acquired from 128 Technology extended the value of Mist’s secure AI engine and cloud management capabilities from client to cloud. Our acquisition of Netrounds enables service and cloud providers to rapidly deliver software-defined network services with end-to-end service quality. In 2021, we acquired Apstra, Inc. ("Apstra"), an intent-based networking solution that leverages closed-loop automation and assurance along with multivendor support, to provide a complete fabric management solution, and acquired WiteSand, a provider of cloud-native zero trust Network Access Control ("NAC") solutions, to accelerate our ongoing efforts to deliver next-generation NAC solutions. Also, we announced an IP licensing arrangement with Netsia, Inc. ("Netsia"), giving us exclusive rights to their RAN Intelligent Controller ("RIC") source code and patents, and expanded our existing team of Open RAN ("O-RAN") and 5G with key subject matter experts from Netsia.

Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

We deliver highly scalable, reliable, secure, and cost-effective networks, while transforming the network's agility, efficiency, and value through automation. Our research and development efforts are focused on the following strategic priorities:

•Seize the cloud transition to gain share across our three customer verticals: Cloud, Service Provider, and Enterprise
•Differentiate with innovation in networking, security, and software orchestration
•Leverage automation and AI to deliver simplicity of operations for our customers

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

Experience-First Networking
Automated WAN Solutions
Cloud-Ready Data Center
AI-Driven Enterprise
Connected Security
Cloud
Service Provider
Enterprise

Cloud-Ready Data Center

We are focused on continuing to power public and private cloud data centers with high-performance infrastructure. These data centers are the core of cloud transformation by enabling service delivery in a hybrid cloud environment, which is a combination of public cloud, private cloud, and SaaS delivery. We are a recognized leader in data center networking innovation in both software and hardware solutions. Our Junos Operating System, or Junos OS, application-specific integrated circuits, or ASIC, technology, and management and automation software investments across routing, switching, and network security technologies will continue to be key elements to maintaining our technology leadership and transforming the economics and experience of our public and private cloud customers. Additionally, we continue to add new capabilities and licensing models to our Apstra solution, which enables our customers to minimize the time and costs associated with deploying and managing complex data center networks.

Our Service Provider customers are investing in the build-out of high-performance networks and distributed cloud environments to enable high-speed and low-latency applications. We are committed to supporting them to rearchitect their infrastructure to enable next-generation mobile network build-outs, or 5G, Internet of Things, or IoT, and service delivery close to their end users.

Automated Wide Area Networking Solutions

In developing our solutions, we strive to design and build best-in-class products and solutions for core, edge, and metro networking infrastructure to securely connect users and devices to the cloud and each other. Cloud providers, service providers and enterprises have deployed our product offerings in their wide area networks, or WAN, such as our highly efficient Internet Protocol, or IP, transport PTX product, which can cost-effectively manage incredible capacity from their end users to the data centers from which they deliver value to those users. We also offer a robust portfolio of SDN-enabled MX series routing platforms that provide system capacity, density, security, and performance with investment protection. MX series routers play at the heart of the digital transformation service providers, cloud providers, and Enterprises are undergoing. Our SDN Controller for the WAN, Paragon Pathfinder (formerly NorthStar), enables granular visibility and control of IP/Multiprotocol Label Switching, or IP/MPLS, flows for large networks. Our acquisition of Netrounds enhanced our automated WAN solutions with innovative testing and service assurance capabilities for fixed and mobile networks. Paragon Active Assurance (formerly Netrounds) strengthened and complemented our existing capabilities, such as Paragon Insights (formerly Healthbot), Paragon Pathfinder, and Paragon Planner. Leveraging the Netrounds acquisition, we developed the Juniper Paragon Automation, a modular portfolio of cloud-native software applications that deliver closed-loop automation in the most demanding 5G and multicloud environments. In 2022, we announced our Cloud Metro vision, strategy, and portfolio, which is a new category of solutions for service providers optimized for metro transformation and sustainable business growth. Juniper’s Cloud Metro solution includes high-performance networking systems, powered by AI-enabled, cloud-delivered automation specifically designed to build next generation infrastructure.

We are committed to continued investment in cost-effective and high-performance IP transport platforms and automation software, which form the basis of these high-performance networks.

AI-Driven Enterprise

Enterprises are consuming more value-as-a-service, where value is delivered in the form of cloud-based software and services driven by AI. We have introduced cloud management and security products, enabling enterprises to securely consume cloud infrastructure and services. We believe the transition to AIOps and SaaS presents an opportunity for us to come to market with innovative network and security solutions for our Enterprise customers, which facilitate their transition to cloud architecture and operational experience. Our Mist AI uses a combination of artificial intelligence, machine learning, and data science techniques to optimize user experiences and simplify operations across the wireless access, wired access, and SD-WAN domains. Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform. Also, our SSR portfolio acquired from 128 Technology extended the value of Mist’s secure AI-engine and cloud management capabilities from client to cloud. Session Smart is the third generation of Software Defined-Wide Area Network (“SD-WAN”), which delivers unique technology that materially reduces WAN overhead, minimizes network latency, and replaces outdated and cumbersome network policies with flexible and real-time actions that are tied to real business and user needs. Gartner recognized Juniper as a Visionary in the 2022 Magic Quadrant™ SD-WAN category and a leader in the 2022 Magic Quadrant™ for Indoor Location Services, Global. Also, Juniper was recognized as a Gartner Magic Quadrant™ Leader for Enterprise Wired and Wireless LAN Infrastructure in 2022, for the third year in a row.

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

Further, we believe our solutions benefit our customers by:

•Reducing capital and operational costs by running multiple services over the same network using our secure, high-density, highly automated, and highly reliable platforms;

•Creating new or additional revenue opportunities by enabling new services to be offered to new market segments, which includes existing customers and new customers, based on our product capabilities;

•Increasing customer satisfaction, while lowering costs, by optimizing the experience of network operators and their users via automation, AI-enabled troubleshooting and support, and cloud management;

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

Cloud

Our Cloud vertical includes companies that are heavily reliant on the cloud for their business model’s success. Customers in the Cloud vertical can include cloud service providers, such as the largest public cloud providers, which we refer to as hyperscalers, and Tier-2 cloud providers, which we refer to as cloud majors, as well as enterprises that provide SaaS, infrastructure-as-a-service, or platform-as-a-service.

Cloud providers continue to grow as more organizations take advantage of public infrastructure to run their businesses. As their businesses grow, we expect they will continue to invest in their networks, which dictate the quality and experience of the products and the services they deliver to their end customers. Further, as cloud providers adopt new technologies, including the 400-gigabit Ethernet, or 400GbE, and in anticipation of the future adoption of 800-gigabit Ethernet, or 800GbE, and beyond, we believe this should present further opportunities for us across our portfolio as our cloud customers value high-performance, highly compact, power-efficient infrastructures, which we support and continue to develop.

In addition, SaaS continues to be an important factor for cloud providers as their customers, such as enterprises, prefer to procure and consume product and service offerings via SaaS models. As a result, we believe that SaaS providers will invest in high-performance infrastructure because the quality of experience has proven just as important competitively as software features and functions. Lastly, as a result of regulations and the need for lower latency and high-performance networking, cloud providers have been transitioning to regional network build-outs or distributed cloud environments to address the increasing demand for services, data privacy, data protection, and consumer rights.

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

In addition to reducing operating costs, service providers are seeking to create new or additional revenue opportunities to support their evolving business models. These customers are deploying 5G, which we expect will continue to roll out over the next few years, and IoT, which we believe will give rise to new services like connected cars, smart cities, robotic manufacturing, and agricultural transformation. 5G and IoT require a highly distributed cloud data center architecture from which services are delivered to the end users and will involve a great degree of analytics and embedded security. We expect this trend will present further opportunities for Juniper with our focus on delivering a strong portfolio of network virtualization and software-based orchestration solutions, which position us to deliver on the automation and agility requirements of service providers.

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

Businesses are adopting cloud-based applications and services to avoid infrastructure cost and complexity, increase IT agility, and accelerate digital transformation. We believe that as our Enterprise customers continue to transition their workloads to the cloud, they continue to seek greater flexibility in how they consume networking and security services, such as pay-per-use models. Additionally, Enterprises are deploying AI-driven architectures, which require end-to-end solutions for managing, orchestrating, and securing distributed cloud resources as a single pool of resources. Also, we are increasingly seeing a convergence of networking and security, such as Secure Access Service Edge ("SASE"), resulting in security becoming an embedded capability in every solution that we offer to our customers.

High-performance enterprises require IP networks that are global, distributed, and always available. We are innovating in key technology areas to meet the needs of our Enterprise customers whether they plan to move to a public cloud architecture or hybrid cloud architecture (which is a mix of public and private cloud, as well as a growing number of SaaS applications).

No single customer accounted for 10% or more of our net revenues for the years ended December 31, 2022, 2021, and 2020.

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

Significant Product Development Projects and Solutions

In 2022, we continued to execute on our product and service solution strategy and announced several new innovations, including new AI-driven switches and enhanced AIOps capabilities for simpler wired and wireless deployments and optimized client-to-cloud user experiences. In addition, we announced two new 6 GHz access points that leverage Mist AI to maximize Wi-Fi performance and capacity and a new IoT Assurance service that streamlines and scales the onboarding and securing of IoT devices without NAC.

We also announced our Cloud Metro vision, strategy, and portfolio, which is a new category of solutions for service providers optimized for metro transformation and sustainable business growth. Juniper’s Cloud Metro solution includes high-performance networking systems, powered by AI-enabled, cloud-delivered automation specifically designed to build next generation infrastructure. New solutions include Paragon Automation as a Service, AI-Enabled Device Onboarding-as-a-Service, ACX7000 Family, Juniper Paragon Active Assurance, Zero Trust Security, and Juniper Networks 400G ZR/ZR+ optics.

Further, we announced our continuing investment in the SASE market with the introduction of Juniper Secure Edge, a cloud-delivered Security Service Edge ("SSE") service that enables users to work from anywhere securely and performantly. Juniper Secure Edge gives customers the ability to deliver a unified and consistent user experience for their mobile or remote workforce as they transition from on premises locations to remote locations. We also announced the expansion of our SASE offering with the addition of Cloud Access Security Broker ("CASB") and advanced Data Loss Prevention ("DLP") capabilities to the Juniper Secure Edge solution. When combined with Juniper's unique SD-WAN solution driven by Mist AI, Juniper is one of the first in the market to offer a full-stack SASE solution with visibility into both the edge and the data center.

Moreover, we announced a collaboration with Rakuten Symphony where Juniper RIC will be embedded as the exclusive RIC in Rakuten Symworld™ marketplace. Juniper’s open and interoperable RIC platform brings new levels of service agility, automation, and operational efficiency to mobile networks by enabling a strong ecosystem of applications on top of the platform.

The following is an overview of our principal product families and service offerings in 2022:

Routing Products

•ACX Series: Our ACX Series Universal Access Routers cost-effectively address current operator challenges to rapidly deploy new high-bandwidth services. We believe that the ACX Series is well positioned to address the growing metro Ethernet and mobile backhaul needs of our customers, as we expect 5G mobile network build-outs to continue to roll out over the next few years. The platforms deliver the necessary scale and performance needed to support multi-generation wireless technologies.

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

•Paragon Pathfinder: Our wide-area network SDN controller automates the creation of traffic-engineering paths across the network, increasing network utilization, and enabling a customized programmable networking experience.

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

•QFX Series: Our QFX Series of core, spine, and top-of-rack data center switches offer a revolutionary approach to switching that is designed to deliver dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing networks, and cloud providers.

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

•Branch SRX, Security Policy, and Management: The Branch SRX family provides an integrated firewall and next-generation firewall, or NGFW, capabilities. Security Director is a network security management product that offers efficient, highly scalable, and comprehensive network security policy management. These solutions are designed to enable organizations to securely, reliably, and economically deliver powerful new services and applications to all locations and users with superior service quality.

•Virtual Firewall: Our vSRX Firewall delivers all of the features of our physical firewalls, including NGFW functionality, advanced security, and automated lifecycle management capabilities. The vSRX provides scalable, secure protection across private, public, and hybrid clouds. We also offer the cSRX, which has been designed and optimized for container and cloud environments.

•Advanced Malware Protection: Our Advanced Threat Prevention ("ATP") portfolio consists of Sky ATP, a cloud-based service and Juniper ATP, or JATP, a premises-based solution. These products are designed to use both static and dynamic analysis with machine learning to find unknown threat signatures (zero-day attacks).

•Juniper Security Director Cloud: Juniper Security Director Cloud is a cloud-based SaaS portal that bridges existing security deployments with future SASE deployments. It enables managing on-premises, cloud-based security and cloud-delivered security – all within one user interface.

•Juniper Secure Edge: Juniper Secure Edge delivers a suite of SSE services, including Firewall as a Service, Secure Web Gateway, CASB, DLP, and ATP. It empowers organizations to secure their workforce wherever they are – on-premises or at a remote location. Users have fast, reliable, and secure access to the applications and resources they need, ensuring great user experiences. Juniper Secure Edge is managed by Security Director Cloud, and it enables IT security teams to gain seamless visibility across the entire network from the client to the workload. Customers leverage their existing investments and transition to the cloud at a pace that is best for their business.

Services

In addition to our products, we offer maintenance and support, professional, SaaS, and educational services, making it easier for service providers, enterprises, cloud providers, and partners to optimize the operation of their networks. We utilize a multi-tiered support model to deliver services that leverage the capabilities of our own direct resources, channel partners, and other third-party organizations with a focus on personalized, proactive, and predictive experience. This experience is further enhanced with the capabilities from our recently launched Juniper Support Insights ("JSI"), a platform to cloud connect all Juniper devices and enable AI applications to provide our enhanced support services.

As of December 31, 2022, we employed 2,017 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants, and educators with proven network experience to provide those services.

We also extensively utilize our channel partners in the delivery of support, professional, and educational services to ensure these services can be locally delivered in an optimized way around the world.

Platform Software

In addition to our major product families and services, our software portfolio has been a key technology element in our goal to be a leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. At the heart of the Junos Platform is Junos Evolved. We believe Junos Evolved is fundamentally differentiated from other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos Evolved include the following:

•A modular operating system with common base of code and a single, consistent implementation for each control plane feature;

•A highly disciplined and firmly scheduled development process;

•A common modular software architecture that scales across all Junos-based platforms;

•A central database, which is used by not only Junos native applications, but also external applications using application programming interfaces, or APIs; and

•A fully distributed general-purpose software infrastructure that leverages all the compute resources on the network element.

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

Orchestration and Monitoring Software

As many of our customers continue moving to programmable and automated network operations, managing, orchestrating, and securing that complex journey can be a challenge. Network automation is the process of automating the configuration, management, testing, deployment, and operations of physical and virtual devices within a network. We believe the keys to achieving success with network and security automation include the following:

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

We are committed to providing solutions to help our customers to optimize their programmable and automated networking operations with the following offerings:

•Contrail Networking: Our Contrail Networking offers an open-source, standards-based platform for SDN. This platform enables our customers to securely deploy workloads in any environment. It offers continuous overlay connectivity to any workload, and can run on any compute technologies from traditional bare-metal servers, and virtual machines, to containers.

•Wired, Wireless, and WAN Assurance driven by Mist AI: We provide visibility all the way down to the individual client, application and session to optimize individual user experiences from client to cloud. With customizable service levels that span the LAN, WLAN, and WAN, our solutions enable our customers to set and measure key metrics and proactively assure optimal user experiences on an ongoing basis. In addition, automated workflows are combined with event correlation, predictive analytics, and proactive self-driving operations to simplify IT operations and minimize end-to-end network troubleshooting costs.

•Marvis Virtual Network Assistant driven by Mist AI: Our Marvis Virtual Network Assistant identifies the root cause of issues across the information technology, or IT, domains and automatically resolves many issues proactively. It recommends actions for those connected systems outside the Mist domain, while offering a real-time network health dashboard that reports issues from configuration to troubleshooting. Marvis has unique Natural Language Processing capabilities with a conversational interface so IT staff can get accurate answers to normal English language queries.

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

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2022, we employed 4,279 people in our worldwide research and development, or R&D, organization.

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

Sales and Marketing

As of December 31, 2022, we employed 3,332 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

Manufacturing and Operations

As of December 31, 2022, we employed 372 people in supply chain operations who manage our relationships with our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics service providers.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers in China, Malaysia, Mexico, and Taiwan. As of December 31, 2022, we utilized Celestica Incorporated, Flex Ltd., Accton Technology Corporation, Foxconn Technology Group and Alpha Networks Inc. for the majority of our manufacturing activity. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototypes to full production, including activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required to ensure that our products meet internal and external quality standards. We believe that these arrangements provide us with the following benefits:

•We can quickly ramp up and deliver products to customers with turnkey manufacturing;

•We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Our contract manufacturing partners procure the majority of the components used in our products. Once the components necessary to assemble the products in our forecast are procured, our manufacturing partners assemble and test the products according to agreed-upon specifications. Products are then shipped to our distributors, resellers, or end-customers. To address supply-chain challenges, including increases in component and logistics costs related to the COVID-19 pandemic and global component shortages, we are taking specific additional procurement actions, including strategic purchases of raw materials and components for the production of finished goods. As a result, we may incur additional holding costs and obsolescence charges, particularly resulting from uncertainties in future product demand. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's or original design manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or charges for excess or obsolete materials.

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

By working collaboratively with our suppliers and as members of coalitions such as the Responsible Business Alliance ("RBA"), Responsible Minerals Initiative, and the CDP Supply Chain program, we endeavor to promote socially and environmentally responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a business partner code of conduct and promote compliance with such code of conduct to our suppliers. Our business partner code of conduct expresses support for and is aligned with the Ten Principles of the United Nations Global Compact and the RBA Code of Conduct. The RBA, a coalition of electronics, retail, auto and toy companies, provides guidelines and resources to drive performance and compliance with critical corporate social responsibility policies. Its goals are to promote ethical business practices, to ensure that working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. By using standard audit and assessment protocols and tools, we measure and monitor manufacturing partners’ top direct material suppliers’, and select indirect suppliers’ compliance to the codes of conduct and applicable environmental, health and safety, labor and ethics legal requirements. This includes use of the RBA Code of Conduct risk assessments and onsite audits; CDP climate change and water requests; and conflict minerals surveys. Our Corporate Social Responsibility Report, which details our supply chain efforts, and Business Partner Code of Conduct are available on our website.

Backlog

Our sales are made primarily pursuant to purchase orders under master sales agreements either with our distributors, resellers, or end-customers. At any given time, we have a backlog of orders for products that have not shipped. Because certain orders are cancellable or delivery schedules may be changed, we believe that our backlog at any given date may not be a reliable indicator of future operating results. The COVID-19 pandemic resulted in unprecedented industry-wide supply constraints, and the pandemic continues to play a role with ongoing delays to the global logistics environment. As a result, we have experienced a shortage of component parts and logistics timing issues since 2021, which has resulted in significantly higher levels of our product backlog. We expect these challenging supply chain conditions to modestly improve through the course of 2023. We anticipate backlog to remain at elevated levels and to decline as supply improves.

As of December 31, 2022 and December 31, 2021, our total product backlog was approximately $2,019 million and $1,833 million, respectively. Our product backlog consists of confirmed orders for products expected to be shipped to our distributors, resellers, or end-customers within the subsequent twelve months for 2021 and 2022, which extended period primarily reflects the ongoing impact of supply chain constraints. Backlog excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

For further discussion on the risks and uncertainties related to backlog, see the section entitled “Risk Factors” in Item 1A of Part I of this Report.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns. Historically, we have experienced stronger customer demand in the fourth quarter and weaker demand in the first quarter of the fiscal year. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance. The ongoing global component shortage and extended lead times and their impacts on our ability to ship products to our customers in a timely manner may disrupt our typical seasonal trends.

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to solutions that combine high performance networking with cloud technologies. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. Our principal competitors also include Arista Networks, Inc.; Dell Technologies; Hewlett Packard Enterprise Co., or HPE; Huawei Technologies Co., Ltd., or Huawei; Fortinet, Inc.; and Nokia Corporation, or Nokia.

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

In addition, there are a number of other competitors in the security network infrastructure space, including Cisco, Huawei, Nokia, Palo Alto Networks, Inc., Check Point Software Technologies, Ltd., Fortinet, Inc., Zscaler, Inc., Netskope, Inc., and Forcepoint LLC, among others, who tend to be focused specifically on security solutions and, therefore, may be considered specialized compared to our broader product line.

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

As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have and also from emerging companies that are developing new technologies. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, there can be no assurance that new products, enhancements, or business strategies will achieve widespread market acceptance.

Material Government Regulations

Our business activities are worldwide and subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our products and services are subject to laws and regulations affecting the sale of our products. To date, costs and accruals incurred to comply with these governmental regulations have not been material to our capital expenditures, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations applicable to our operations, products, or services will not have a material adverse effect on our capital expenditures, results of operations, and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that environmental and global trade regulations could potentially have a material impact on our business.

Environment

We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local, and foreign regulations that have been adopted with respect to the environment, such as the EU's Waste Electrical and Electronic Equipment Directive; Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment; Registration, Evaluation, Authorization, and Restriction of Chemicals; and the U.S.'s Toxic Substances Control Act.

Juniper’s greatest impact on the environment is through our products and services. We focus on circular economy principles, including designing products with sustainability in mind to make them more efficient, reliable, and long-lasting. We also select manufacturers, suppliers, and business partners who share our values and commitment to environmental sustainability. Our products are built for flexibility, interoperability, and scalability, which we believe contribute to long-term customer value. The modular design of our products allows for efficient servicing such as dismantling and repairing. The Juniper Certified Pre-Owned Program allows our customers to extend the life of their existing Juniper network. Our product design also encourages customers to recycle various parts at the end of the product life-cycle. We also consider other opportunities to minimize resource impacts and improve efficiencies over a product’s life cycle. For example, the Juniper Certified Pre-Owned program offers a broad range of refurbished high-performance network solutions from Juniper’s current line and end-of-production hardware portfolios with available Juniper-backed warranty and support services. This program helps reduce e-waste in landfills and reduces carbon emissions.

We also voluntarily participate in the annual CDP climate change and water security disclosures and encourage our manufacturing partners and select direct material suppliers to do the same. Additionally, we are a signatory supporter of the United Nations Global Compact and a member of the RBA, and have adopted and promote the adoption by our suppliers of the RBA Code of Conduct, as discussed above in the section entitled Manufacturing and Operations. We continue to invest in the infrastructure and systems required to execute on, monitor, and drive environmental improvements in our global operations and within our supply chain.

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

Patents

As of December 31, 2022, we had over 5,300 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

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

Human Capital Resources

We believe our success in delivering high-performance networks in the digital transformation era relies on our culture, values, and the creativity and commitment of our people. As of December 31, 2022, we had 10,901 full-time employees, of whom approximately 44%, 43%, and 13% resided in the Americas, APAC, and EMEA, respectively. We invest in our people. We strive to maintain healthy, safe, and secure working conditions - a workplace where our employees are treated with respect and dignity. Our vision is to create an inclusive, diverse, and authentic community that inspires collaboration, integrity, engagement, and innovation. We are striving to create a world-class employee experience, one that offers opportunity for personal and professional growth, and enables work-life flexibility that aligns with the core values embodied in the Juniper Way.

Our Values： The Juniper Way

Our mission is to power connections and empower change – to be a responsible global citizen and influence meaningful differences in the world around us. We believe that powering connections will bring us closer together while empowering us all to solve some of the world’s greatest challenges of health and well-being, sustainability, and equity.

To deliver our mission to power connections and empower change, we rely on a committed and consistent practice that we call the Juniper Way. More than a set of shared values, the Juniper Way reflects the company’s commitment to inspire Juniper employees to do their best work. This foundation is embodied in three values – Be Bold, Build Trust, and Deliver Excellence - along with a set of refined behaviors for each.

Inclusion and Diversity

As a company, we are committed to innovation and diversity of employees with many backgrounds, experiences, and identities. We believe that inclusion and diversity are competitive assets that drive positive change to our company and communities. At our core, we believe excellence depends on seeking out diverse ideas and fostering a culture where all employees belong. We aim to lead with vision and empathy, promoting understanding and awareness across our workforce, and we are committed to improving inclusivity by being engaged and accountable at the highest level of leadership.

We monitor our progress against our inclusion and diversity strategy of diversifying our talent base, creating an environment where all employees feel included and valued, and driving accountability across the organization. In 2022, we continued to make progress in our inclusion and diversity efforts. Our global Women's Sponsorship and Leadership Development Programs, which aim to empower the next generation of women leaders, continued in 2022, providing our female employees with opportunities for development, visibility, and growth. We also continued our global Inclusion and Diversity Ambassadors program to extend the reach of our inclusion and diversity efforts throughout Juniper, add new perspectives to the corporate team, and uplift the voices of employees. Finally, we launched our first Affinity Groups, employee-led groups that emphasize the connection among employees from similar backgrounds and their allies, and which provide professional development, sense of belonging, and career connections.

Employee Engagement and Development

We use a framework called Talent Matters to encourage an open and interactive culture between employees and their managers, where individual needs are recognized and met, and company goals are supported. Our professional development approach includes reviewing and assessing our management teams as well as facilitating personal employee development and growth. For employees, growth goals are tied to our corporate objectives and key results to ensure that employees are progressing and are supported by management teams. In 2022, we continued our People Manager Network to provide global consistency in how managers lead teams and support employees, including a specific focus on leading during the COVID-19 pandemic and return to office. With this program, managers are empowered and provided with the training and resources to scale employee career growth and provide their teams with the necessary tools to facilitate that growth. Managers are encouraged to schedule Conversation Days with their direct reports to identify opportunities for the company to better support employees and set goals for professional and personal growth.

To ensure our employees’ personal and professional growth, we continue to provide training courses focused on building personal capabilities as well as skill development. In response to employee feedback, we maintain LinkedIn Learning for all employees, offering online courses on business, technology, and creative skills. Additionally, each year, Juniper employees receive role-specific trainings, which include topics such as human rights, environmental performance, compliance with the Juniper Worldwide Code of Business Conduct, engineering, information security, and other compliance and industry-specific subjects.

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

Our community engagement program empowers employees to participate authentically, so they can make an impact where it matters most to them. We offer five paid working days per year for employees to give back to their communities and engage with causes of their choice. In 2022, we held our first Global Week of Giving, encouraging employees to volunteer with a project curated by Juniper or with an organization in their own communities.

The health, safety, and well-being of our employees are vital to Juniper's success. In 2022, we reopened our facilities world-wide for office-based employees in a new office/hybrid collaboration model. We are taking precautions to ensure employees have a smooth and safe transition, including training and resources to navigate the changes and communicating in-office COVID-19 protocols for our employees' health and safety. We continued to offer global programs to support our employees working remotely, including COVID-19 crisis leave, Employee Assistance Program, remote ergonomic support, and TaskHuman. Employees have unlimited access to the TaskHuman platform, a virtual wellness coaching application, which covers hundreds of wellness topics from yoga and nutrition to financial guidance.

Information about our Executive Officers and Key Employees

The following sets forth certain information regarding our executive officers and key employees as of the filing of this Report:

Name	Age	Position
Rami Rahim	52	Chief Executive Officer and Director
Manoj Leelanivas	53	Executive Vice President, Chief Operating Officer
Robert Mobassaly	44	Senior Vice President, General Counsel and Secretary
Kenneth B. Miller	51	Executive Vice President, Chief Financial Officer
Thomas A. Austin	55	Group Vice President, Chief Accounting Officer
Christopher Kaddaras	52	Executive Vice President, Chief Revenue Officer
RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper and a member of the Board of Directors in November 2014. From March 2014 until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation. His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President, Platform Systems Division, Senior Vice President and General Manager, Edge and Aggregation Business Unit, or EABU, and Vice President, Product Management for EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a bachelor of science degree in Electrical Engineering from the University of Toronto and a master of science degree in Electrical Engineering from Stanford University.
MANOJ LEELANIVAS joined Juniper in March 2018 and has served as Executive Vice President, Chief Operating Officer since June 2021. From March 2018 to May 2021, he served as Executive Vice President, Chief Product Officer. In this role, Mr. Leelanivas leads all aspects of product strategy and direction for Juniper and helps to align products with our go-to-market strategies and execution, including marketing operations. From June 2013 to September 2017, Mr. Leelanivas was President and Chief Executive Officer of Cyphort, an innovator in scale-out security analytics technology, which was acquired by Juniper in September 2017. From March 1999 to May 2013, he held several key product management positions at Juniper, including Executive Vice President of Advanced Technologies Sales for data center. Mr. Leelanivas holds a bachelor of technology in Computer Engineering from the National Institute of Technology Karnataka, a master of science degree in Computer Science from the University of Kentucky, and is a graduate of the Stanford University Executive Business Program.
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

THOMAS A. AUSTIN joined Juniper in September 2019 and has served as our Group Vice President and Chief Accounting Officer since July 2022. From September 2019 to June 2022, he served as Vice President, Corporate Controller and Chief Accounting Officer. From September 2016 until July 2019, Mr. Austin served as the Vice President of Corporate Finance at Dell Technologies, Inc., a multinational information technology company. From September 2008 until its acquisition by Dell Technologies in September 2016, Mr. Austin served as the Vice President of Corporate Finance at EMC Corporation, a multinational information technology company. From January 2001 through July 2008, Mr. Austin served as the Chief Financial Officer and Treasurer at Arbor Networks, Inc., a network security company. Prior to joining Arbor Networks, Mr.

Austin served as a controller for several companies. He began his career in public accounting at PricewaterhouseCoopers, a registered public accounting firm. Mr. Austin holds a bachelor of science degree in Public Accountancy from Providence College and an MBA from Babson College. Mr. Austin is also an adjunct professor of Finance at Providence College School of Business.

CHRISTOPHER KADDARAS joined Juniper as our Executive Vice President, Chief Revenue Officer in October 2022. From December 2021 to June 2022, he served as Chief Revenue Officer at Transmit Security, a cybersecurity and identity and access management company. Previously, Mr. Kaddaras was employed by Nutanix, a cloud computing company, including serving as Executive Vice President, Chief Revenue Officer, responsible for worldwide sales, from December 2019 to December 2021, Senior Vice President, General Manager of the Americas from January 2019 to December 2019 and Senior Vice President, General Manager of EMEA Sales from September 2016 to January 2019. Prior to that, he spent 16 years at EMC Corporation, a multinational information technology company, where he held various positions, including Vice President of Commercial Sales EMEA and Vice President of Sales Engineering across EMEA. He holds a bachelor of science in Management from Plymouth State University.

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
•changing market and economic conditions, including rising interest rates, recessionary cycles, and inflationary pressures, that could make our solutions more expensive or could increase our costs for materials, supplies, and services;
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
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine as well as governmental sanctions imposed in response), cyberwarfare, an escalation of political tensions, outbreaks of disease, such as pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

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

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

Our business operations have been impacted by the ongoing COVID-19 pandemic, and the impact on our future results of operations and financial performance remains uncertain. We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. In 2022, we reopened our facilities world-wide for office-based employees in a new office/hybrid collaboration model. If the ongoing COVID-19 pandemic, corresponding governmental regulations, or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.

For example, the COVID-19 pandemic has caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts as our component vendors have experienced manufacturing challenges. We continue to experience extended lead-times to our customers and increased logistics and elevated component costs, which has negatively impacted our ability to recognize revenue and decreased our gross margins for these periods, and may impact our ability to convert backlog into revenue. Our backlog may not be a reliable indicator of future operating results because a customer may place orders early in an effort to secure supply when needed and then cancel an order without significant penalty. Further, customer behaviors have started to change as a result of global macroeconomic factors, and we may not continue to experience a continuation of such demand. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight.

The ultimate impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease and its variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition and cash flows could continue to be adversely affected.

Our success depends upon our ability to effectively plan and manage our resources and scale and restructure our business. Our ability to successfully offer our products and services and execute on our growth strategy in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in a cost-effective manner. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, if we cannot evolve and scale our business and operations effectively, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.

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

Acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control. There can be no assurance that our previous or future acquisitions will be successful or that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or that the transaction will advance our business strategy. Further, we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future divest, businesses, product lines, or assets. These initiatives may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments. No assurance can be given that any acquisitions or divestitures will not materially adversely affect our business, operating results, or financial condition.

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

In addition, services revenue, including SaaS revenue, accounts for a significant portion of our revenue, comprising 33%, 35%, and 36% of total revenue in 2022, 2021, and 2020, respectively. We expect our sales of new or renewal professional services, support, maintenance, and SaaS contracts to fluctuate due to end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services when delivered, and we recognize support, maintenance, and SaaS revenue periodically over the term of the relevant service period.

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

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure of confidential and proprietary information, to protect our proprietary rights. There can be no assurance that any of our patent applications will result in issued patents with the scope of the claims we seek or that any of our patents or other proprietary rights will not be challenged, invalidated, infringed, or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology. Further, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance, which in turn may prevent us from incorporating our inventions into our products. If we cannot protect our intellectual property rights, we could incur costly product redesign efforts, discontinue certain product offerings, and experience other competitive harm.

Unauthorized parties may also attempt to copy aspects of our products or obtain and use our proprietary information. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot ensure that we have entered into confidentiality or license agreements with all parties who may have or have had access to our confidential information or that these agreements will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. We are also vulnerable to third parties who illegally distribute or sell counterfeit, stolen, or unfit versions of our products, which has happened in the past and could happen in the future, and could have a negative impact on our reputation and business.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In the event of a component shortage, supply interruption or significant price increase from these suppliers (such as with the current worldwide shortage of semiconductor products or due to the impact of the war between Ukraine and Russia), we may not be able to locate alternative sources in a timely manner. In addition, certain raw materials used in our industry’s extended supply chain come from Ukraine or Russia, such as neon, palladium, cobalt, and others. Poor relations between the U.S. and Russia, sanctions by the U.S., EU, and other countries against Russia, the response by Russia and other countries to these sanctions, and any escalation of political tensions or economic instability in the region could have an adverse impact on us and our suppliers. Further, our suppliers may have staff, operations, materials or equipment located in Ukraine or Russia, which could impact our supply chain or services being provided to us. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production or in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, we have experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages as our component vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, cost increases and extended shipping times for ocean transit have increased our dependence on higher-cost air freight. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products. We continue to work with government authorities and implement safety measures to help ensure that we are able to continue manufacturing and distributing our products during the ongoing COVID-19 pandemic; however, we could still experience an unforeseen disruption to our supply chain that could impact our operations.

We face significant risks to our business and operations due to political and economic tensions between China and Taiwan. We have significant business operations in Taiwan, and some of our manufacturing partners and suppliers have facilities in Taiwan. As a result, our operations and our supply chain could be materially and negatively impacted by adverse changes in China-Taiwan relations, which have become increasingly frayed in recent years. Accordingly, further deterioration in military, political and economic relations between China and Taiwan, as well as the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause disruptions in the markets and industries we serve, including decreased demand from customers for products using our solutions, our supply chain, or other disruptions which may, directly or indirectly, materially harm our business, financial condition, results of operations, and the market price of our stock.

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

Despite our security measures, and those of our third-party vendors, our information systems, infrastructure, and data have experienced security incidents and breaches and may be subject to or vulnerable to breaches or attacks, including ransomware and distributed denial-of-service attacks. If any breach or attack compromises our networks or those of our vendors, creates system disruptions or slowdowns, or exploits security vulnerabilities or critical security defects of our products and services, the information stored on our networks or the networks of our customers, suppliers or business partners could be accessed and modified, publicly disclosed, lost, destroyed or stolen, and we may be subject to claims for contractual, tort, or equitable liability and suffer reputational and financial harm. In addition, malicious parties may compromise our software, including the open-source software used in our products, or our manufacturing supply chain to embed malicious hardware, components, and software that are designed to defeat or circumvent encryption and other cybersecurity measures to interfere with the operation of our networks, expose us or our products to cyberattacks, or gain unauthorized access to our or our customers’ systems and information. If such actions are successful, they could diminish customer trust in our products, harm our business reputation, and adversely affect our business and financial condition.

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

Additionally, we could be subject to measures that regulate the security of the types of products we sell. Such regulations may result in increased costs and delays in product releases and changes in features to achieve compliance, which may impact customer demand for our products, and result in regulatory investigations, potential fines, and litigation in connection with a compliance concern, security breach or related issue, and potential liability to third parties arising from such breaches. Further, in response to actual or anticipated cybersecurity regulations or contractual security requirements negotiated with our customers, we may need to make changes to existing policies, processes, and supplier relationships that could impact product offerings, release schedules and service response times, which could adversely affect the demand for and sales of our products and services. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

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

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting H-1B, L-1, and other business visas. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Additionally, circumstances related to or in response to pandemics, such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

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

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including commercial transactions, employment matters, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, certain U.S. governmental agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition, or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Non-standard contract terms with telecommunications, cable, and cloud service provider companies, and other large customers, including large enterprise customers, could have an adverse effect on our business or impact the amount of revenues to be recognized. Telecommunications, cable, and cloud service provider companies, and other large companies, including large enterprise customers, generally have greater purchasing power than smaller entities and often request and receive more favorable terms from suppliers. As one such supplier, we may be required to agree to such terms and conditions, which may include terms that affect the amount or timing of or our ability to recognize revenue, increase our costs, and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms from us.

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

The SEC requires us, as a public company that uses certain raw materials considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting, or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

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

Further, some government customers have implemented and could continue to implement procurement policies that impact our profitability. Procurement policies favoring more non-commercial purchases, different pricing, or evaluation criteria or government contract negotiation offers based upon the customer’s view of what our pricing should be, could affect the margins on such contracts or make it more difficult to compete on certain types of programs. Moreover, the failure to comply with government contracting provisions could result in penalties or the ineligibility to compete for future contracts. Government customers are continually evaluating their contract pricing and financing practices, and we have no assurance regarding what changes will be proposed, if any, and their impact on our financial position, cash flows, or results of operations.

Moreover, our commercial customers in the telecommunications industry may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or made in particular geographies, or satisfy local regulations for critical infrastructure projects, either of which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

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

Governmental regulations, economic sanctions and other legal restrictions that affect international trade or affect movement and disposition of our products and component parts could negatively affect our revenues and operating results. The U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components, particularly those that contain or use encryption technology. Most of our products are telecommunications products that contain or use encryption technology and, consequently, are subject to restrictions. The scope, nature, and severity of such controls vary widely across different countries and may change frequently over time. In many cases, these government restrictions require a license prior to importing or exporting a good. Such licensing requirements can introduce delays into our operations as we or our channel partners must apply for the license and wait for government officials to process it or perform pre-shipment inspections; it is possible that lengthy delays will lead to the cancellation of orders by customers. Moreover, if we, our suppliers, or our channel partners fail to obtain necessary licenses prior to importing or exporting covered goods, we can be subject to government sanctions, including monetary penalties, conditions, and restrictions. Such license requirements, and any fines or other sanctions imposed for their violation could negatively affect our revenues and operating results.

In addition, the U.S. and other governments have especially broad sanctions and embargoes prohibiting provision of goods or services to certain countries, territories, sanctioned governments, businesses, and individuals. We have implemented systems to detect and prevent sales into restricted countries or to prohibited entities or individuals, but there can be no assurance that our third party, downstream resellers, and distributors will abide by these restrictions or have processes in place to ensure compliance.

Certain governments also impose special local content, certification, testing, source code review, escrow, and governmental recovery of private encryption keys, or other cybersecurity feature requirements to protect network equipment and software procured by or for the government. Similar requirements also may be imposed in procurements by state owned entities or even private companies forming part of “critical network infrastructure” or supporting sensitive industries.

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

In response to Russia's invasion of Ukraine in February 2022, the U.S. and certain allies have imposed sanctions against the Russian government and other entities, which led to our suspension of operations in Russia, Belarus, and in the Donetsk, Luhansk, and Crimea regions of Ukraine. Accordingly, we are not able to sell or deliver our products or provide ongoing support services to our customers in Russia, Belarus, and in the Donetsk, Luhansk, and Crimea regions of Ukraine. The response by Russia and other countries to these sanctions could lead to an escalation of political tensions, economic instability in the area, and cyberwarfare. These actions, as well as the effect of such actions on macroeconomic conditions, could have an adverse impact on our business and operations.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

•The EU General Data Protection Regulation ("GDPR") imposes stringent data protection requirements and provides significant penalties for noncompliance. As GDPR enforcement evolves, we may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

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

•Both U.S. federal and state, and non-U.S. governments are considering laws and regulations governing artificial intelligence (“AI”) and machine learning tools that leverage commercial and consumer data, such as the EU's draft Artificial Intelligence Act. If finalized, these laws may impact some of our products and services, which may cause us to incur costs and expenses in order to comply.

•Among other emerging global privacy laws, India has released its draft Digital Personal Data Protection Bill 2022. Given our significant employee and operational presence in India, passage of the bill may cause us to incur increased costs in order to implement new processes necessary to comply with the new regulation.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of December 31, 2022, our goodwill was $3,734.4 million, and our purchased intangible assets were $160.5 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

Changes in effective tax rates, the adoption of new U.S. or international tax legislation, or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results. Our future effective tax rates and the amount of our taxable income could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; changes in the research and development (“R&D”) tax laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; challenges to our methodologies for valuing developed technology or intercompany arrangements; limitations on the deductibility of net interest expense; or changes in tax laws, regulations, accounting principles, or interpretations thereof. Our future effective tax rate may be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance.

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals may become law, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. In August 2022, the U.S. enacted both the Inflation Reduction Act (“IRA”) and the CHIPS and Science Act into law. The former includes a corporate alternative minimum tax and an excise tax on stock buybacks. While we are awaiting further guidance from the U.S. Treasury, we have assessed preliminary guidance and do not expect either the IRA or the CHIPS and Science Act to have a material impact. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations. We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the U.S. In addition, a portion of our R&D and our general and administrative operations are conducted outside the U.S. As a result of our international operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•changes in general IT spending;
•global macroeconomic conditions, including recessionary cycles;
•the impact of the ongoing COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or where our customers are located;
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
•tax policies, treaties, or laws that could have an unfavorable business impact;
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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations. Certain countries (such as Russia, China, and EU member nations with regard to Iran trade) prohibit individuals and companies resident in or operating within their borders to comply with foreign sanctions imposed on such countries themselves or on third countries. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to help ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and results of operations.

There are risks associated with our outstanding and future indebtedness. As of December 31, 2022, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters is located at an owned site in Sunnyvale, California. As of December 31, 2022, we leased space (including offices and other facilities) in locations throughout the United States and in various places outside the United States. We believe that our current offices and other facilities are in good condition and appropriately support our current business needs.

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

Stockholders
As of February 8, 2023, there were 540 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

Dividends

The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended December 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(*)
October 1 - October 31, 2022	—	$—	—	$679.5
November 1 - November 30, 2022	2.9	$30.00	2.9	$592.0
December 1 - December 31, 2022	—	$—	—	$592.0
Total	2.9		2.9
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

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2017, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index. Total stockholder return assumes reinvestment of all dividends.

Stock Performance Graph
200
175
150
125
100
75
2017
2018
2019
2020
2021
2022
JNPR
S&P 500
NASDAQ Telecommunications Index

	As of December 31,
	2017	2018	2019	2020	2021	2022
JNPR	$100.00	$96.94	$91.49	$86.56	$141.42	$129.99
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
NASDAQ Telecommunications Index	$100.00	$105.27	$119.63	$148.58	$157.71	$119.73

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

Executive Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	As of and for the Years Ended December 31,
	2022	2021	$ Change	% Change

Net revenues	$5,301.2	$4,735.4	$565.8	12%
Gross margin	$2,958.3	$2,740.1	$218.2	8%
Percentage of net revenues	55.8%	57.9%
Operating income	$519.1	$387.5	$131.6	34%
Percentage of net revenues	9.8%	8.2%
Net income	$471.0	$252.7	$218.3	86%
Percentage of net revenues	8.9%	5.3%
Net income per share
Basic	$1.46	$0.78	$0.68	87%
Diluted	$1.43	$0.76	$0.67	88%

Operating cash flows	$97.6	$689.7	$(592.1)	(86)%
Stock repurchase plan activity	$299.7	$433.3	$(133.6)	(31)%
Cash dividends declared per common stock	$0.84	$0.80	$0.04	5%
DSO(1)	76	69	7	10%

Deferred revenue:
Deferred product revenue	$108.8	$129.1	$(20.3)	(16)%
Deferred service revenue	1,554.3	1,284.5	269.8	21%
Total	$1,663.1	$1,413.6	$249.5	18%

Deferred revenue from customer solutions(2)	$632.8	$442.1	$190.7	43%
Deferred revenue from hardware maintenance and professional services	1,030.3	971.5	58.8	6%
Total	$1,663.1	$1,413.6	$249.5	18%
________________________________
(1)     DSO is for the fourth quarter ended December 31, 2022, and 2021.
(2)     Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during 2022 compared to 2021 across all of our verticals, customer solutions, and geographies. Service net revenues increased primarily due to strong sales of software subscriptions.

•Gross Margin: Gross margin as a percentage of net revenues decreased during 2022 compared to 2021. Product gross margin decreased primarily due to incremental component costs due to supply chain constraints and product mix, partially offset by higher software revenue and pricing actions. The decrease in product gross margin was partially offset by the increase in service gross margin, which was primarily due to higher revenue and lower service delivery costs.

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to higher revenue, partially offset by the drivers described in the gross margin discussion above and higher personnel-related expenses driven by an increase in headcount.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to higher supplier payments for inventory and contract manufacturer deposits in order to address significant industry-wide supply constraints. As of December 31, 2022, our inventory balance was $642.9 million, an increase of $358.7 million from the prior year, and our contract manufacturer deposit balance was $434.7 million, an increase of $210.9 million from the prior year. We also had approximately $140 million in tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act. The increase in payments was partially offset by higher collections from increased invoicing activity.

•Capital Return: We continue to return capital to our stockholders. During 2022, we repurchased a total of 9.2 million shares of our common stock in the open market at an average price of $32.32 per share for an aggregate purchase price of $299.7 million. During 2022, we paid quarterly dividends of $0.21 per share, for an aggregate amount of $270.4 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased, primarily driven by higher overall invoicing, partially offset by higher revenue.

•Deferred Revenue: Total deferred revenue increased, primarily driven by an increase in deferrals of SaaS and software license subscriptions.

Global Component Shortage and COVID-19 Pandemic Update

We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. In 2022, we reopened our facilities world-wide for office-based employees in a new office/hybrid collaboration model. We do not expect the pandemic to have a substantial net impact on our consolidated operating results or our liquidity position.

We have a global supply chain, which is primarily composed of manufacturing partners and component suppliers. Global supply chain constraints in the wake of the COVID-19 pandemic have resulted in disruption to our production schedule due to both constrained manufacturing capacity as well as component parts shortages as our component vendors were also facing manufacturing challenges. These challenges resulted in extended lead times of certain products to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. To meet our customer needs, our supply chain team has been executing on a strong risk mitigation plan to resolve our challenges, further enhance our supply chain resiliency, and mitigate the effects of disruptions including, multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners, and suppliers.

Similar to others, we continue to experience elevated component costs and inventory balances. These have had a negative impact on our gross margin and operating cash flow. We believe some of the strength in previous product orders was attributable to these industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed, which resulted in significantly elevated backlog levels. In the third and fourth quarter of 2022, we saw a decline in product orders as buying patterns normalized and customers consumed previously placed orders. We anticipate backlog to remain at elevated levels but expect it to decline as supply improves.

We believe the extended lead times and increased component and logistic costs will modestly improve through the course of 2023. We have taken pricing actions to mitigate some of the effects of rising component costs and general inflationary pressures arising from supply chain constraints as well as overall macroeconomic conditions, and expect these actions to have a more substantial impact in 2023. While the situation is dynamic, at this point in time, we believe we will have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion of this risk.

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
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 11, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at http://investor.juniper.net.

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$1,865.3	$1,665.0	$200.3	12%
Percentage of net revenues	35.2%	35.2%
Cloud-Ready Data Center	878.9	727.1	151.8	21%
Percentage of net revenues	16.6%	15.4%
AI-Driven Enterprise	1,026.2	830.4	195.8	24%
Percentage of net revenues	19.4%	17.5%
Hardware Maintenance and Professional Services	1,530.8	1,512.9	17.9	1%
Percentage of net revenues	28.8%	31.9%
Total net revenues	$5,301.2	$4,735.4	$565.8	12%

Customer Verticals:
Cloud	$1,393.6	$1,228.0	$165.6	13%
Percentage of net revenues	26.3%	25.9%
Service Provider	1,891.2	1,839.1	52.1	3%
Percentage of net revenues	35.7%	38.8%
Enterprise	2,016.4	1,668.3	348.1	21%
Percentage of net revenues	38.0%	35.3%
Total net revenues	$5,301.2	$4,735.4	$565.8	12%

Geographic Regions:
Americas:
United States	$2,931.6	$2,426.9	$504.7	21%
Other	225.2	222.2	3.0	1%
Total Americas	3,156.8	2,649.1	507.7	19%
Percentage of net revenues	59.6%	55.9%
EMEA	1,370.0	1,314.5	55.5	4%
Percentage of net revenues	25.8%	27.8%
APAC	774.4	771.8	2.6	—%
Percentage of net revenues	14.6%	16.3%
Total net revenues	$5,301.2	$4,735.4	$565.8	12%

Total net revenues increased across all customer solutions mainly driven by higher sales volume.

The Automated WAN Solutions and the Cloud-Ready Data Center revenue increased across all verticals.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Software and Related Services	$994.2	$760.9	$233.3	31%
Percentage of net revenues	18.8%	16.1%
Total Security	$628.6	$656.9	$(28.3)	(4)%
Percentage of net revenues	11.9%	13.9%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Product gross margin	$1,778.2	$1,668.7	$109.5	7%
Percentage of product revenues	50.2%	54.2%
Service gross margin	1,180.1	1,071.4	108.7	10%
Percentage of service revenues	67.0%	64.6%
Total gross margin	$2,958.3	$2,740.1	$218.2	8%
Percentage of net revenues	55.8%	57.9%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the ongoing global component shortage. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part I of this Report.

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to $64.8 million in incremental component costs due to supply chain constraints and product mix, partially offset by higher software revenue and pricing actions. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue and lower delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Research and development	$1,036.1	$1,007.2	$28.9	3%
Percentage of net revenues	19.5%	21.3%
Sales and marketing	1,133.4	1,052.7	80.7	8%
Percentage of net revenues	21.4%	22.2%
General and administrative	249.5	249.8	(0.3)	—%
Percentage of net revenues	4.7%	5.3%
Restructuring charges	20.2	42.9	(22.7)	(53)%
Percentage of net revenues	0.4%	0.9%
Total operating expenses	$2,439.2	$2,352.6	$86.6	4%
Percentage of net revenues	46.0%	49.7%

Our operating expenses have historically been driven in large part by personnel-related costs, including salaries and wages; commissions and bonuses, which we refer to collectively as variable compensation; benefits; share-based compensation; and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 10,901 and 10,191 employees as of December 31, 2022, and 2021, respectively. Our headcount increased by 710 employees, or 7%, primarily from hiring for the research and development and sales and marketing organizations. We expect inflationary pressures to impact operating expense, at least for the next twelve months.

Research and development

Research and development expense, or R&D, increased primarily due to higher personnel-related costs driven by headcount growth.

Sales and marketing

Sales and marketing expense, or S&M, increased primarily due to higher personnel-related costs driven by headcount growth, higher variable compensation and higher travel expenses, as well as higher costs associated with marketing initiatives.

Restructuring charges

Restructuring charges decreased primarily due to lower contract termination, facility consolidation, severance and other exit-related costs recorded in 2022 under the 2022 Restructuring Plan, compared to the charges recorded in 2021 under the 2021 Restructuring Plan.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Gain on divestiture	$45.8	$—	$45.8	N/M
Percentage of net revenues	0.9%	—%
______________________
N/M - Not meaningful

In 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business. For further discussion of the divestiture, see Note 2, Divestiture, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Loss on extinguishment of debt	$—	$(60.6)	$60.6	N/M
Percentage of net revenues	—%	(1.3)%
_______________________________
N/M - Not meaningful

In 2021, we incurred a loss on extinguishment of debt of $60.6 million related to the redemption of our Senior Notes maturing in 2024 and June 2025. The loss primarily consisted of a premium on the early redemption and acceleration of unamortized debt discount and fees on the redeemed debt.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Interest income	$19.6	$14.9	$4.7	32%
Interest expense	(58.6)	(50.8)	(7.8)	15%
Gain on investments, net	8.8	17.6	(8.8)	(50)%
Other	1.6	1.5	0.1	7%
Total other expense, net	$(28.6)	$(16.8)	$(11.8)	70%
Percentage of net revenues	(0.5)%	(0.4)%

Interest income primarily includes interest earned on our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Gain on investments, net, primarily includes gains (losses) from the sale of investments in public and privately-held companies, and any observable changes in fair value and impairment charges recorded on these investments. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Total other expense, net, increased primarily due to higher interest expense related to our debt portfolio and lower net gains from equity investments, partially offset by higher interest income related to our fixed income investment portfolio, as a result of higher yields.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change

Income tax provision	$60.5	$57.4	$3.1	5%
Effective tax rate	11.3%	18.5%

The effective tax rate for fiscal year 2022 was lower than fiscal year 2021, primarily due to the net difference in discrete items in fiscal year 2022 compared to fiscal year 2021 and a change in the geographic mix of earnings. For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our income tax provision, see Note 13, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. In 2022, the new regulations resulted in incremental cash tax payments of approximately $140 million and a reduction in our effective tax rate due to increased benefit from U.S. foreign-derived intangible income. In 2023, the new regulations are expected to result in incremental cash tax payments of up to $25 million related to 2022. The actual impact on future cash flow from operations will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in those respective years. We estimate the largest impact will have been to 2022 cash flow from operations and that the impact in future years should gradually decrease over the five- and fifteen-year amortization periods. The Company’s future effective tax rate may be impacted.

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

Debt

As of December 31, 2022, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1,700.0 million (collectively the "Notes"), none of which is payable within 12 months. Future interest payments associated with the Notes total $650.0 million, with $55.4 million payable within 12 months.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of December 31, 2022, we had purchase commitments of $2,476.3 million, with $2,101.1 million payable within 12 months.

Tax

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Act. The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. As of December 31, 2022, the balance of our transition tax obligation was $250.6 million, with $52.1 million payable within 12 months.

As of December 31, 2022, the Company had $81.0 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

In 2022, we made tax payments of approximately $253.2 million of which approximately $140 million can be attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 9 years and 1 to 4 years, respectively. As of December 31, 2022, we had fixed lease payment obligations of $177.3 million, with $48.7 million payable within 12 months.

Unconditional Purchase Obligations - Other

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. As of December 31, 2022, we had unconditional purchase obligations of $96.8 million, with $48.4 million payable within 12 months. See Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our unconditional purchase obligations.

Guarantees

We have financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs, and customs of $27.4 million as of December 31, 2022.

Capital Return

In addition to our cash requirements, we have a capital return program authorized by the Board of Directors (the "Board"). In January 2018, the Board, approved a $2.0 billion share repurchase program, which we refer to as the 2018 Stock Repurchase Program. In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

During the fiscal year ended December 31, 2022, we repurchased 9.2 million shares of our common stock in the open market at an average price of $32.32 per share for an aggregate purchase price of $299.7 million, under the 2018 Stock Repurchase Program. As of December 31, 2022, there was $0.6 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 16, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for discussion of our dividend declaration subsequent to December 31, 2022.

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

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2022 and 2021 that are sensitive to changes in interest rates assuming immediate parallel shifts in the yield curve of 50 basis points, or BPS, 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate (in millions):

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2022	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$415.8	$414.8	$413.8	$412.8	$411.8	$410.8	$409.8

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2021	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$820.2	$816.7	$813.5	$810.1	$806.7	$803.4	$800.1

Interest rate swaps

The Company uses interest rate swaps to convert certain of our fixed interest rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR), resulting in a net increase or decrease in interest expense. These swaps hedge against the interest rate risk exposures of the designated debt issuances. As of December 31, 2022 and December 31, 2021, the aggregate notional amount of the interest rate swaps was $600.0 million. As of December 31, 2022, the fair value of the interest rate swaps resulted in a liability of $87.4 million. As of December 31, 2021, the fair value of the interest rate swaps resulted in an asset of $2.1 million and a liability of $2.5 million. A hypothetical 10% change in the interest rates as of December 31, 2022 would not have had a material impact to our operating results or the fair value of the interest rate swaps.

Interest Rate Locks

The Company uses interest rate locks, which hedge the impact of changes in the benchmark interest rate to future interest payments and will be terminated upon closing of our future debt issuance. We record changes in the fair value of these cash flow hedges of interest rate risk in accumulated other comprehensive income (loss) until the anticipated refinancing. Upon refinancing of our debt and termination of the derivative instruments, the fair value of these interest rate locks will be amortized over the term of our new debt to interest expense. As of December 31, 2022 and December 31, 2021, the aggregate notional amount of the interest rate locks was $650.0 million. As of December 31, 2022 and December 31, 2021, the fair value of these contracts resulted in an asset of $125.4 million and $45.0 million, respectively. A hypothetical 10% change in the interest rates as of December 31, 2022 would not have had a material impact to the fair value of the interest rate locks.

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 79% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of thirty-six months or less. The change in foreign currency exchange rates compared to prior periods resulted in a reduction to our operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, by $69.4 million, or 1.7%, for the year ended December 31, 2022 and an increase by $28.2 million, or 0.6%, for the year ended December 31, 2021. See Note 5, Derivative Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our derivative and hedging activity.

We have performed a sensitivity analysis as of December 31, 2022 and as of December 31, 2021, using a modeling technique that measures the change in the amount of non-U.S. Dollar cash, cash equivalents, and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2022 and December 31, 2021, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2022 and December 31, 2021 by $32.3 million, or 2.6%, and by $37.0 million, or 2.2%, respectively.

Equity Price Risk

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and others can be carried at fair value. The carrying values of our investments in privately-held companies were $226.6 million and $197.1 million as of December 31, 2022 and December 31, 2021, respectively. The privately-held companies in which we invest can still be considered to be in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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

Auditing the Company’s revenue recognition was challenging, specifically related to identifying and determining the distinct performance obligations and the associated timing of revenue recognition. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

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

February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juniper Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 10, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 10, 2023

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net revenues:
Product	$3,539.9	$3,078.1	$2,845.0
Service	1,761.3	1,657.3	1,600.1
Total net revenues	5,301.2	4,735.4	4,445.1
Cost of revenues:
Product	1,761.7	1,409.4	1,278.6
Service	581.2	585.9	592.8
Total cost of revenues	2,342.9	1,995.3	1,871.4
Gross margin	2,958.3	2,740.1	2,573.7
Operating expenses:
Research and development	1,036.1	1,007.2	958.4
Sales and marketing	1,133.4	1,052.7	938.8
General and administrative	249.5	249.8	255.4
Restructuring charges	20.2	42.9	68.0
Total operating expenses	2,439.2	2,352.6	2,220.6
Operating income	519.1	387.5	353.1
Gain on divestiture	45.8	—	—
Loss on extinguishment of debt	—	(60.6)	(55.0)
Other expense, net	(28.6)	(16.8)	(32.9)
Income before income taxes and loss from equity method investment	536.3	310.1	265.2
Income tax provision	60.5	57.4	7.4
Loss from equity method investment, net of tax	4.8	—	—
Net income	$471.0	$252.7	$257.8

Net income per share:
Basic	$1.46	$0.78	$0.78
Diluted	$1.43	$0.76	$0.77
Shares used in computing net income per share:
Basic	322.1	324.4	330.4
Diluted	329.5	331.6	335.2

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$471.0	$252.7	$257.8
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(6.5)	(5.0)	5.7
Net realized losses (gains) reclassified into net income	0.4	(1.2)	(1.3)
Net change on available-for-sale debt securities	(6.1)	(6.2)	4.4
Cash flow hedges:
Change in net unrealized gains and losses	15.7	(13.5)	54.4
Net realized losses (gains) reclassified into net income	26.8	(25.2)	7.6
Net change on cash flow hedges	42.5	(38.7)	62.0
Change in foreign currency translation adjustments	(30.1)	(12.8)	7.7
Other comprehensive income (loss), net	6.3	(57.7)	74.1
Comprehensive income	$477.3	$195.0	$331.9

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$880.1	$922.5
Short-term investments	210.3	315.5
Accounts receivable, net of allowance for doubtful accounts of $11.1 and $6.7 as of December 31, 2022 and 2021, respectively	1,227.3	994.4
Inventory	619.4	272.6
Prepaid expenses and other current assets	680.0	451.6
Total current assets	3,617.1	2,956.6
Property and equipment, net	666.8	703.0
Operating lease assets	141.6	161.3
Long-term investments	139.6	455.5
Purchased intangible assets, net	160.5	284.3
Goodwill	3,734.4	3,762.1
Other long-term assets	866.7	564.2
Total assets	$9,326.7	$8,887.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347.4	$273.7
Accrued compensation	306.1	336.0
Deferred revenue	1,020.5	937.9
Other accrued liabilities	404.9	328.9
Total current liabilities	2,078.9	1,876.5
Long-term debt	1,601.3	1,686.8
Long-term deferred revenue	642.6	475.7
Long-term income taxes payable	279.4	330.5
Long-term operating lease liabilities	117.7	142.2
Other long-term liabilities	131.7	58.4
Total liabilities	4,851.6	4,570.1
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 322.9 shares and 321.6 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	6,846.4	6,972.6
Accumulated other comprehensive income (loss)	4.2	(2.1)
Accumulated deficit	(2,375.5)	(2,653.6)
Total stockholders' equity	4,475.1	4,316.9
Total liabilities and stockholders' equity	$9,326.7	$8,887.0

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$471.0	$252.7	$257.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	209.3	222.6	190.2
Depreciation, amortization, and accretion	217.7	237.4	212.4
Operating lease assets expense	40.3	44.9	42.3
Gain on divestiture	(45.8)	—	—
Loss from equity method investment	4.8	—	—
Loss on extinguishment of debt	—	60.6	55.0
Deferred income taxes	(222.5)	71.7	(52.3)
Other	(2.6)	(1.1)	(2.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(232.0)	(31.8)	(76.1)
Prepaid expenses and other assets	(658.0)	(310.0)	(117.8)
Accounts payable	67.4	0.2	56.0
Accrued compensation	(23.1)	70.3	38.7
Income taxes payable	21.1	24.3	(57.2)
Other accrued liabilities	(1.6)	(80.8)	4.4
Deferred revenue	251.6	128.7	61.5
Net cash provided by operating activities	97.6	689.7	612.0
Cash flows from investing activities:
Purchases of property and equipment	(105.1)	(100.0)	(100.4)
Proceeds from divestiture, net	89.1	—	—
Purchases of available-for-sale debt securities	(104.1)	(649.8)	(967.0)
Proceeds from sales of available-for-sale debt securities	118.2	546.1	360.4
Proceeds from maturities and redemptions of available-for-sale debt securities	390.3	394.0	865.0
Purchases of equity securities	(16.5)	(10.1)	(17.4)
Proceeds from sales of equity securities	47.7	25.6	9.7
Proceeds from Pulse note receivable	—	—	50.0
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(182.6)	(438.1)
Subsequent payments related to acquisitions in prior years	(14.6)	(10.1)	(45.9)
Other	2.5	0.7	(5.2)
Net cash provided by (used in) investing activities	407.5	13.8	(288.9)
Cash flows from financing activities:
Repurchase and retirement of common stock	(315.2)	(443.5)	(381.1)
Proceeds from issuance of common stock	57.2	56.4	54.7
Payment of dividends	(270.4)	(259.1)	(264.1)
Payment of debt	—	(423.8)	(376.2)
Issuance of debt, net	—	—	792.4
Payment for debt extinguishment costs	—	(58.3)	(52.9)
Other	—	(3.4)	4.8
Net cash used in financing activities	(528.4)	(1,131.7)	(222.4)

	Years Ended December 31,
	2022	2021	2020
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(21.7)	(12.1)	5.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(45.0)	(440.3)	106.5
Cash, cash equivalents, and restricted cash at beginning of period	942.7	1,383.0	1,276.5
Cash, cash equivalents, and restricted cash at end of period	$897.7	$942.7	$1,383.0

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$67.3	$62.6	$87.2
Cash paid for income taxes, net	$253.2	$113.2	$84.1

Non-cash investing activity:
Equity method investment	$40.3	$—	$—

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)

	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	335.9	$7,370.5	$(18.5)	$(2,741.4)	$4,610.6
Net income	—	—	—	257.8	257.8
Other comprehensive income, net	—	—	74.1	—	74.1
Issuance of common stock	10.0	54.7	—	—	54.7
Common stock assumed upon business combination	—	1.5	—	—	1.5
Repurchase and retirement of common stock	(18.2)	(235.7)	—	(185.4)	(421.1)
Purchase of forward contract under accelerated share repurchase program ("ASR")	—	40.0	—	—	40.0
Share-based compensation expense	—	190.0	—	—	190.0
Payments of cash dividends ($0.80 per share of common stock)	—	(264.1)	—	—	(264.1)
Balance at December 31, 2020	327.7	7,156.9	55.6	(2,669.0)	4,543.5
Net income	—	—	—	252.7	252.7
Other comprehensive loss, net	—	—	(57.7)	—	(57.7)
Issuance of common stock	9.9	56.4	—	—	56.4
Common stock assumed upon business combination	—	2.7	—	—	2.7
Repurchase and retirement of common stock	(16.0)	(206.2)	—	(237.3)	(443.5)
Share-based compensation expense	—	221.9	—	—	221.9
Payments of cash dividends ($0.80 per share of common stock)	—	(259.1)	—	—	(259.1)
Balance at December 31, 2021	321.6	6,972.6	(2.1)	(2,653.6)	4,316.9
Net income	—	—	—	471.0	471.0
Other comprehensive income, net	—	—	6.3	—	6.3
Issuance of common stock	10.9	57.2	—	—	57.2
Repurchase and retirement of common stock	(9.6)	(122.3)	—	(192.9)	(315.2)
Share-based compensation expense	—	209.3	—	—	209.3
Payments of cash dividends ($0.84 per share of common stock)	—	(270.4)	—	—	(270.4)
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company's privately-held debt and redeemable preferred stock securities are included in other long-term assets in the Consolidated Balance Sheets and are recorded at fair value. In determining the estimated fair value of such securities, the Company utilizes the most recent data available for the investee including known acquisition offers and subsequent funding rounds. The Company periodically evaluates these securities for indicators of impairment, including the inability to recover a portion of or the entire carrying amount of the investment, the inability of the investee to sustain earnings, the reduction in or termination of financial commitment to the investee from other investors, the intention to sell the investment, and whether it is more likely than not that the Company will be required to sell the investment before recovery of the entire amortized cost basis. If the Company determines that the decline in an investment's value indicates credit losses, the difference is recognized as an impairment loss in its Consolidated Statements of Operations.

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

The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not have control over the investee, under the equity method of accounting. The investment is initially measured at fair value and subsequently adjusted for any impairment, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The Company records its interest in the net earnings or loss of its equity method investment along with adjustments for unrealized profits or losses on intra-entity transactions, within its Consolidated Statements of Operations. Depending on the timing of such financial statements of the investee, there may be a lag between the timing of such financial statement and the Company's quarter-end date. For the Company's sole equity method investment as of December 31, 2022, the Company's share of the investee's net earnings or loss is recorded two months in arrears. The Company records an impairment when factors indicate that the carrying amount of the investment might not be recoverable.

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

The Company uses foreign currency forward contracts or options contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges, which are carried at fair value with the derivative's gain or loss initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. Cash flows from such hedges are classified as operating activities.

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

The Company uses interest rate swaps to convert certain of our fixed interest rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). All interest rate swaps will expire within eight years. The change in fair value of the derivative instrument substantially offsets the change in the fair value of the hedged item. These derivatives are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. As of December 31, 2022, the Company did not have any finance leases. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities, and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Warranty Reserves

The Company generally offers a one-year warranty or limited life-time warranty on most of its hardware products, and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are recognized as part of the Company's cost of sales based on associated material costs, logistics costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor, logistics, and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period. Warranty reserve is reported within other accrued liabilities in the Consolidated Balance Sheets.

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

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to the occurrence of a liability as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

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

Identify the performance obligations in the contract. Product performance obligations include hardware, software licenses including perpetual and term-based licenses, and service performance obligations including maintenance services, Software-as-a-Service ("SaaS"), education and training, and professional services.

Determine the transaction price. The transaction price for the Company’s contracts with its customers consists of both fixed and variable consideration, provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for rights of return, rebates, and price protection, which are based on historical sales returns and price protection credits, specific criteria outlined in rebate agreements, and other factors known at the time. The Company generally invoices customers for hardware, software licenses and related maintenance arrangements at time of delivery, and professional services either upfront or upon meeting certain milestones. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year.

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

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for hardware and certain software licenses, are recognized at a point in time, which is generally upon shipment or delivery. Certain software licenses are recognized on a ratable basis over the term of the license. Revenue for maintenance services and SaaS is recognized on a ratable basis over the contract term. Revenue from education, training, and professional services is recognized as services are completed or ratably over the contractual period of generally one year or less.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Costs to produce advertising were approximately $7.4 million for 2022 and 2021 and $4.0 million for 2020. Costs to communicate advertising totaled approximately $30.0 million, $26.6 million, and $21.7 million, for 2022, 2021, and 2020, respectively.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Provision for Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company accounts for the current impacts of U.S. tax on certain foreign subsidiaries income, which is referred to as Global Intangible Low-Taxed Income, in the year earned.

Concentrations of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivatives, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents, and available-for-sale investments in fixed income securities with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. We mitigate the concentration of credit risk in our investment portfolio through diversification of the investments in various industries and asset classes, and limits to the amount of credit exposure to any single issuer and credit rating.

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. For the years ended December 31, 2022, 2021, and 2020, no single customer accounted for 10% or more of net revenues.

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

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR through December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, extending the sunset date of the relief provided

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
under ASU No. 2020-04 to December 31, 2024. The adoption did not have a material impact on the Consolidated Financial Statements.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Divestiture

On April 4, 2022, Synopsys, Inc ("Synopsys") purchased Juniper's silicon photonics business and formed a new entity called OpenLight Photonics, Inc. ("OpenLight"). The Company received cash consideration of $90.0 million and retained a 25% equity interest in the new entity. The agreements with Synopsys contain redemption options with respect to Juniper's equity interest in OpenLight, which are exercisable either by (i) Juniper on or after the third anniversary of the acquisition or sooner in certain circumstances, or (ii) Synopsys on or after the third anniversary of the acquisition. Juniper can exercise its put option at the greater of fair value at the time of redemption or $30.0 million, and the option was assigned a value of $10.8 million. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore, did not qualify as a discontinued operation.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of December 31, 2022 and December 31, 2021 (in millions):

	As of December 31, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$37.8	$—	$(1.2)	$36.6	$139.1	$—	$(0.5)	$138.6
Certificates of deposit	—	—	—	—	5.0	—	—	5.0
Commercial paper	—	—	—	—	75.8	—	—	75.8
Corporate debt securities	277.5	—	(7.1)	270.4	443.3	0.7	(1.5)	442.5
Foreign government debt securities	8.8	—	(0.4)	8.4	12.8	—	(0.1)	12.7
Time deposits	70.6	—	—	70.6	35.2	—	—	35.2
U.S. government agency securities	18.6	—	(0.6)	18.0	26.8	—	(0.1)	26.7
U.S. government securities	9.0	—	(0.2)	8.8	73.5	0.1	—	73.6
Total fixed income securities	422.3	—	(9.5)	412.8	811.5	0.8	(2.2)	810.1
Privately-held debt and redeemable preferred stock securities	15.5	37.4	—	52.9	9.6	37.4	—	47.0
Total available-for-sale debt securities	$437.8	$37.4	$(9.5)	$465.7	$821.1	$38.2	$(2.2)	$857.1

Reported as:
Cash equivalents	$70.6	$—	$—	$70.6	$47.2	$—	$—	$47.2
Short-term investments	205.9	—	(3.3)	202.6	306.8	0.7	(0.1)	307.4
Long-term investments	145.8	—	(6.2)	139.6	457.5	0.1	(2.1)	455.5
Other long-term assets	15.5	37.4	—	52.9	9.6	37.4	—	47.0
Total	$437.8	$37.4	$(9.5)	$465.7	$821.1	$38.2	$(2.2)	$857.1

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$276.5	$273.2
Due between one and five years	145.8	139.6
Total	$422.3	$412.8

As of December 31, 2022, the Company's unrealized loss of $9.5 million resulted from 303 investments, of which loss aggregating $0.8 million was from investments in an unrealized loss position for less than 12 months, and $8.7 million was from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2022 and December 31, 2021.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
During the years ended December 31, 2022 and December 31, 2020, the Company had no material gross realized gains or losses from available-for-sale debt securities. During the year ended December 31, 2021, the Company had gross realized gains of $15.3 million and no material gross realized losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of December 31, 2022 and 2021 (in millions):

	As of December 31,
	2022	2021
Equity investments with readily determinable fair value
Money market funds	$420.8	$382.0
Mutual funds	28.1	33.4
Publicly-traded equity securities	7.7	8.1
Equity investments without readily determinable fair value	137.7	150.1
Equity investment under the equity method of accounting	36.0	—
Total equity securities	$630.3	$573.6

Reported as:
Cash equivalents	$420.8	$371.5
Short-term investments	7.7	8.1
Prepaid expenses and other current assets	2.4	15.1
Other long-term assets	199.4	178.9
Total	$630.3	$573.6

During the years ended December 31, 2022, 2021, and 2020, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value. During the year ended December 31, 2022, the loss recognized from the equity method investment was $4.8 million.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of December 31, 2022, the carrying value of restricted cash and investments was $45.6 million, of which $17.5 million was included in prepaid expenses and other current assets and $28.1 million was included in other long-term assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (in millions):

	As of December 31,
	2022	2021
Cash and cash equivalents	$880.1	$922.5
Restricted cash included in Prepaid expenses and other current assets	15.2	17.2
Restricted cash included in Other long-term assets	2.4	3.0
Total cash, cash equivalents, and restricted cash	$897.7	$942.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$36.6	$—	$36.6	$—	$138.6	$—	$138.6
Certificates of deposit	—	—	—	—	—	5.0	—	5.0
Commercial paper	—	—	—	—	—	75.8	—	75.8
Corporate debt securities	—	270.4	—	270.4	—	442.5	—	442.5
Foreign government debt securities	—	8.4	—	8.4	—	12.7	—	12.7
Time deposits	—	70.6	—	70.6	—	35.2	—	35.2
U.S. government agency securities	—	18.0	—	18.0	—	26.7	—	26.7
U.S. government securities	8.8	—	—	8.8	42.3	31.3	—	73.6
Privately-held debt and redeemable preferred stock securities	—	—	52.9	52.9	—	—	47.0	47.0
Total available-for-sale debt securities	8.8	404.0	52.9	465.7	42.3	767.8	47.0	857.1
Equity securities:
Money market funds	420.8	—	—	420.8	382.0	—	—	382.0
Mutual funds	28.1	—	—	28.1	33.4	—	—	33.4
Publicly-traded equity securities	7.7	—	—	7.7	8.1	—	—	8.1
Total equity securities	456.6	—	—	456.6	423.5	—	—	423.5
Derivative assets:
Foreign exchange contracts	—	1.3	—	1.3	—	9.2	—	9.2
Interest rate contracts	—	125.4	—	125.4	—	47.1	—	47.1
Total derivative assets	—	126.7	—	126.7	—	56.3	—	56.3
Total assets measured at fair value on a recurring basis	$465.4	$530.7	$52.9	$1,049.0	$465.8	$824.1	$47.0	$1,336.9
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(37.6)	$—	$(37.6)	$—	$(24.0)	$—	$(24.0)
Interest rate contracts	—	(87.4)	—	(87.4)	—	(2.5)	—	(2.5)
Total derivative liabilities	—	(125.0)	—	(125.0)	—	(26.5)	—	(26.5)
Total liabilities measured at fair value on a recurring basis	$—	$(125.0)	$—	$(125.0)	$—	$(26.5)	$—	$(26.5)

Total assets, reported as:
Cash equivalents	$420.8	$70.6	$—	$491.4	$371.6	$47.2	$—	$418.8
Short-term investments	14.6	195.7	—	210.3	41.5	274.0	—	315.5
Long-term investments	1.9	137.7	—	139.6	8.8	446.7	—	455.5
Prepaid expenses and other current assets	2.4	0.8	—	3.2	15.1	8.8	—	23.9
Other long-term assets	25.7	125.9	52.9	204.5	28.8	47.4	47.0	123.2
Total assets measured at fair value on a recurring basis	$465.4	$530.7	$52.9	$1,049.0	$465.8	$824.1	$47.0	$1,336.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(32.5)	$—	$(32.5)	$—	$(14.9)	$—	$(14.9)
Other long-term liabilities	—	(92.5)	—	(92.5)	—	(11.6)	—	(11.6)
Total liabilities measured at fair value on a recurring basis	$—	$(125.0)	$—	$(125.0)	$—	$(26.5)	$—	$(26.5)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the years ended December 31, 2022 and 2021, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the year ended December 31, 2022, the Company had no material realized gains or losses from the disposal of securities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of December 31, 2022 and 2021, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022 and 2021, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2022 and December 31, 2021, the estimated fair value of the Company's total outstanding debt in the Consolidated Balance Sheets was $1,485.6 million and $1,845.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Derivative Instruments

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of December 31,
	2022	2021
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$775.9	$873.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	$2,025.9	$2,123.9

Non-designated derivatives	163.5	144.6
Total	$2,189.4	$2,268.5

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of December 31,
	Balance Sheet Location	2022	2021
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$0.7	$8.7
Foreign currency contracts as cash flow hedges	Other long-term assets	0.5	0.4
Interest rate lock contracts	Other long-term assets	125.4	45.0
Interest rate swap contracts	Other long-term assets	—	2.1
Total derivatives designated as hedging instruments		$126.6	$56.2
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$126.7	$56.3
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$32.3	$14.8
Foreign currency contracts	Other long-term liabilities	5.1	9.1
Interest rate swap contracts	Other long-term liabilities	87.4	2.5
Total derivatives designated as hedging instruments		$124.8	$26.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.1
Total derivative liabilities		$125.0	$26.5

Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021 the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $73.8 million and $17.5 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in March 2041. The interest rate swaps will expire within eight years.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within three years.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $33.1 million, unrealized loss of $9.1 million and unrealized gain of $63.5 million in accumulated other comprehensive loss for the effective portion of its derivative instruments during the years ended December 31, 2022, 2021, and 2020, respectively.

For foreign currency contracts, the Company reclassified a loss of $25.8 million, a gain of $28.9 million and a loss of $9.0 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Consolidated Statements of Operations during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, an estimated $31.7 million of unrealized net loss within accumulated other comprehensive loss is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Consolidated Statements of Operations were not material during the years ended December 31, 2022, 2021, and 2020, respectively.

See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for the Company’s policy regarding the offsetting of derivative assets and derivative liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity was as follows (in millions):

Total
December 31, 2020	$3,669.6
Additions due to business combinations	92.5
December 31, 2021	3,762.1
Other (*)	(27.7)
December 31, 2022	$3,734.4
______________________
(*) Other primarily consists of $28.9 million reduction in goodwill due to the divestiture of the Company's silicon photonics business. See Note 2, Divestiture, for further discussion.

We conducted our annual impairment test of goodwill during the fourth quarter of 2022; the estimated fair value of our reporting unit was substantially in excess of the carrying value. There was no goodwill impairment during the years ended December 31, 2022, 2021, and 2020.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of December 31, 2022				As of December 31, 2021
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$913.1	$(721.3)	$(55.1)	$136.7	$913.1	$(660.7)	$(55.1)	$197.3
Customer contracts, support agreements, and related relationships	136.3	(111.2)	(2.8)	22.3	136.3	(98.6)	(2.8)	34.9
Trade names and other	9.6	(8.1)	—	1.5	9.6	(6.5)	—	3.1
Total	1,059.0	(840.6)	(57.9)	160.5	1,059.0	(765.8)	(57.9)	235.3
Indefinite-lived intangible assets:
IPR&D	—	—	—	—	49.0	—	—	49.0
Total purchased intangible assets	$1,059.0	$(840.6)	$(57.9)	$160.5	$1,108.0	$(765.8)	$(57.9)	$284.3

Amortization expense related to purchased intangible assets with finite lives was $74.8 million, $79.5 million, and $40.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. There were no significant impairment charges related to purchased intangible assets during the years ended December 31, 2022, 2021, and 2020. In 2022, $49.0 million of IPR&D was derecognized due to the divestiture of the Company's silicon photonics business. See Note 2, Divestiture, for further discussion.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, the estimated future amortization expense of purchased intangible assets with finite lives was as follows (in millions):

Years Ending December 31,	Amount
2023	$68.8
2024	49.2
2025	39.6
2026	2.9
2027	—
Total	$160.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of December 31,
	2022	2021
Production and service materials	$479.6	$208.6
Finished goods	163.3	75.6
Total inventory	$642.9	$284.2

Reported as:
Inventory	$619.4	$272.6
Other long-term assets	23.5	11.6
Total inventory	$642.9	$284.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2022	2021
Contract manufacturer deposits	$434.7	$223.8
Prepaid expenses	104.3	104.3
Other current assets	141.0	123.5
Total prepaid expenses and other current assets	$680.0	$451.6

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2022	2021
Computers and equipment	$940.0	$1,023.5
Software	220.3	226.8
Leasehold improvements	189.2	197.6
Furniture and fixtures	45.4	46.8
Building and building improvements	271.9	269.3
Land and land improvements	243.6	243.5
Construction-in-process	12.1	11.2
Property and equipment, gross	1,922.5	2,018.7
Accumulated depreciation	(1,255.7)	(1,315.7)
Property and equipment, net	$666.8	$703.0

Depreciation expense was $137.7 million, $151.0 million, and $166.2 million in 2022, 2021, and 2020, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Warranties

Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2022	2021
Beginning balance	$33.0	$30.2
Provisions made during the period, net	30.1	39.5
Actual costs incurred during the period	(33.6)	(36.7)
Ending balance	$29.5	$33.0

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2022	2021
Deferred product revenue, net	$108.8	$129.1
Deferred service revenue, net	1,554.3	1,284.5
Total	$1,663.1	$1,413.6
Reported as:
Current	$1,020.5	$937.9
Long-term	642.6	475.7
Total	$1,663.1	$1,413.6

Revenue

See Note 12, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $51.9 million included in deferred revenue at January 1, 2022 was recognized during the year ended December 31, 2022. Service revenue of $808.4 million included in deferred revenue at January 1, 2022 was recognized during the year ended December 31, 2022.

Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO as of December 31, 2022 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$114.3	$96.9	$14.3	$3.1
Service	1,563.7	938.3	474.6	150.8
Total	$1,678.0	$1,035.2	$488.9	$153.9

Deferred Commissions

Deferred commissions were $28.2 million and $34.9 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, amortization expense for the deferred commissions were $199.4 million and $189.8 million, respectively, and there were no material impairment charges recognized.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Other Expense, Net

Other expense, net consisted of the following (in millions):

	Years Ended December 31,
	2022	2021	2020
Interest income	$19.6	$14.9	$36.3
Interest expense	(58.6)	(50.8)	(77.0)
Gain on investments, net	8.8	17.6	13.3
Other	1.6	1.5	(5.5)
Other expense, net	$(28.6)	$(16.8)	$(32.9)

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Restructuring Charges

The following table presents restructuring charges included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2022	2021	2020
Severance	$12.4	$13.6	$62.8
Contract terminations and facility exit-related	7.8	29.3	5.2
Total	$20.2	$42.9	$68.0

2022 Restructuring Plan

In 2022, the Company initiated a restructuring plan (the "2022 Restructuring Plan") designed to enable reinvestment in certain key priority areas to align with strategic changes, which resulted in severance costs from workforce reductions and facility exit-related costs. As of December 31, 2022, activities under the Company's 2022 Restructuring Plan are expected to be substantially completed in the first half of 2023.

Prior Restructuring Activities

In 2021, the Company initiated a restructuring plan (the "2021 Restructuring Plan") driven by acquisitions and strategic changes and designed to enable reinvestment in certain key priority areas, which resulted in severance, facility consolidations, contract terminations, and other exit related costs. As of December 31, 2022, activities under the Company's 2021 Restructuring Plan have been substantially completed.

In 2020, the Company initiated a restructuring plan (the "2020 Restructuring Plan") designed to realign its workforce with the Company's sales strategy, enhance productivity and cost efficiencies, and enable reinvestment in certain key priority areas, which resulted in severance costs from involuntary workforce reduction, as well as a voluntary early retirement program, and other exit related costs, including impairment charges.

Restructuring Liabilities

Restructuring liabilities are reported within other accrued liabilities in the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities associated with the 2022 Restructuring Plan and 2021 Restructuring Plan (in millions):

	December 31, 2021	Charges	Cash Payments	Other	December 31, 2022
Severance	$1.4	$12.4	$(10.9)	$0.1	$3.0
Contract terminations and facility exit-related	10.9	7.8	(13.6)	(2.0)	3.1
Total	$12.3	$20.2	$(24.5)	$(1.9)	$6.1

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Debt and Financing

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of December 31,
	Maturity Date	Effective Interest Rates	2022	2021
Senior Notes ("Notes"):
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(11.3)	(12.9)
Hedge accounting fair value adjustments(*)			(87.4)	(0.3)
Total			$1,601.3	$1,686.8
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

As of December 31, 2022, the Company's aggregate debt maturities based on outstanding principal were as follows (in millions):

Years Ending December 31,	Amount
2023	$—
2024	—
2025	400.0
2026	—
2027	—
Thereafter	1,300.0
Total	$1,700.0

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

Interest on the Notes is payable in cash semiannually. The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. The indenture and supplemental indentures (together, the "indentures") that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

As of December 31, 2022, the Company was in compliance with all covenants in the indentures governing the Notes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Borrowings under the Revolving Credit Facility will bear interest, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.375%, depending on the Company's public debt rating or (ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.910% and 1.375%, depending on the Company's public debt rating. Base rate is defined as the greatest of (A) Citibank's base rate, (B) the federal funds rate plus 0.500% or (C) the ICE Benchmark Administration Settlement Rate applicable to dollars for a period of one month plus 1.00%. The Eurocurrency rate is determined for U.S. dollars and Pounds Sterling as the rate at which deposits in such currency are offered in the London interbank market for the applicable interest period and for Euro as the rate specified for deposits in Euro with a maturity comparable to the applicable interest period.

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

As of December 31, 2022, no amounts were outstanding under the Revolving Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $50.6 million, $31.9 million and $57.5 million during the years ended December 31, 2022, 2021, and 2020, respectively. The Company received cash proceeds from financing providers of $41.5 million, $32.5 million, and $57.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and December 31, 2021, the amounts owed by the financing providers were $11.8 million and $3.2 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase programs, and stock repurchases for tax withholdings (in millions, except per share amounts):

	Dividends		Stock Repurchases				Total
Year	Per Share	Amount	Shares	Average price per share (*)	Amount	Tax Withholding Amount	Amount
2022	$0.84	$270.4	9.2	$32.32	$299.7	$15.4	$585.5
2021	$0.80	$259.1	15.7	$27.56	$433.3	$10.2	$702.6
2020	$0.80	$264.1	17.9	$23.47	$375.0	$6.2	$645.3
________________________________
(*)    $23.47 average price per share for 2020 includes $375.0 million in open market purchases, and settlement of the forward contract of $40.0 million under the ASR, which was initiated during the fourth quarter of 2019.

Cash Dividends on Shares of Common Stock

During 2022, 2021, and 2020, the Company declared and paid quarterly cash dividends of $0.21, $0.20, and $0.20 per common share, totaling $270.4 million, $259.1 million, and $264.1 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper or an authorized committee thereof. See Note 16, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2022.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

During the fiscal year ended December 31, 2022, the Company repurchased 9.2 million shares of its common stock in the open market at an average price of $32.32 per share for an aggregate purchase price of $299.7 million under the 2018 Stock Repurchase Program.

As of December 31, 2022, there were $0.6 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 16, Subsequent Events, for a discussion of the Company's stock repurchase activity subsequent to December 31, 2022.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $15.4 million, $10.2 million, and $6.2 million during 2022, 2021, and 2020, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2019	$29.7	$(4.3)	$(43.9)	$(18.5)
Other comprehensive income before reclassifications	5.7	54.4	7.7	67.8
Amount reclassified from accumulated other comprehensive income (loss)	(1.3)	7.6	—	6.3
Other comprehensive income, net	4.4	62.0	7.7	74.1
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive loss before reclassifications	(5.0)	(13.5)	(12.8)	(31.3)
Amount reclassified from accumulated other comprehensive income (loss)	(1.2)	(25.2)	—	(26.4)
Other comprehensive loss, net	(6.2)	(38.7)	(12.8)	(57.7)
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive (loss) income before reclassifications	(6.5)	15.7	(30.1)	(20.9)
Amount reclassified from accumulated other comprehensive income	0.4	26.8	—	27.2
Other comprehensive (loss) income, net	(6.1)	42.5	(30.1)	6.3
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
________________________________
(1)    The reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2022, 2021, and 2020 for realized gains on available-for-sale debt securities were not material, and were included in other expense, net, in the Consolidated Statements of Operations.
(2)    The reclassifications out of accumulated other comprehensive income (loss) for realized gains and losses on cash flow hedges was $25.8 million, $28.9 million and $(8.9) million for the year ended December 31, 2022, 2021 and 2020, respectively. The reclassified amounts were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations.

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock, plus the addition of any shares subject to outstanding awards under the 2006 Equity Incentive Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. In May 2017, the Company's stockholders approved an additional 23.0 million shares of common stock for issuance under the 2015 Plan, and in May 2019, the Company's stockholders approved an additional 3.7 million shares of common stock for issuance under the 2015 Plan. As of December 31, 2022, an aggregate of 16.6 million shares were subject to outstanding equity awards and 3.4 million shares were available for future issuance under the 2015 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. In May 2020, the Company's stockholders approved an additional 8.0 million shares of common stock for issuance under the ESPP. To date, the Company's stockholders have approved a share reserve of 43.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP. As of December 31, 2022, approximately 36.8 million shares have been issued and 6.2 million shares remain available for future issuance under the ESPP.

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

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the year ended December 31, 2022 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	22.2	$24.55
Granted(1)(2)	9.4	29.62
Vested(3)	(8.3)	24.44
Canceled	(3.1)	25.76
Balance at December 31, 2022	20.2	$26.78	1.2	$646.6

As of December 31, 2022
Vested and expected-to-vest RSUs, RSAs, and PSAs	16.6	$27.28	1.2	$531.5
________________________________
(1)Includes 7.8 million service-based, 1.2 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.
(2)The weighted-average grant-date fair value of RSUs, RSAs, and PSAs granted and assumed or substituted during 2022, 2021, and 2020 was $29.62, $26.21, and $21.59, respectively. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During 2022, the Company declared a quarterly cash dividend of $0.21 per share of common stock on January 27, 2022, April 26, 2022, July 26, 2022, and October 25, 2022.
(3)Total fair value of RSUs, RSAs, and PSAs vested during 2022, 2021, and 2020 was $202.2 million, $184.2 million, and $174.7 million, respectively.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan (in millions):

Number of Shares
Balance as of December 31, 2021	5.1
Additional shares authorized	4.5
Options, RSUs, and PSAs granted(*)	(9.0)
RSUs and PSAs canceled(*)	2.8
Balance as of December 31, 2022	3.4
________________________________
(*)    In May 2019, the 2015 Plan was amended, and the amendment removed the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2015 Plan, RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant were counted against shares authorized under the plan as two and one-tenth shares of common stock ("the prior fungible rate") for each share subject to such award. Pursuant to the amendment, beginning on May 14, 2019, each share award granted under the 2015 Plan reduces the share reserve by one share and all share awards granted on May 14, 2019, and thereafter that are later forfeited, canceled or terminated are returned to the share reserve in the same manner. During 2022, among the total 2.8 million of canceled shares, 0.9 million shares represent the shares returned to the share reserve at the prior fungible rate. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Employee Stock Purchase Plan

During 2022, 2021, and 2020, employees purchased 2.6 million, 2.8 million, and 2.7 million shares of common stock through the ESPP at an average exercise price of $21.59, $19.81, and $19.59 per share, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP purchase rights and market-based RSUs were as follows:

	Years Ended December 31,
	2022	2021	2020
ESPP Purchase Rights:
Volatility	29%	32%	31%
Risk-free interest rate	1.1%	0.1%	0.8%
Expected life (years)	1.3	1.3	1.3
Dividend yield	2.5%	3.0%	3.3%
Weighted-average fair value per share	$8.84	$6.96	$6.34

Market-based RSUs:
Volatility	30%	30%	25%
Risk-free interest rate	1.7%	0.2%	1.3%
Dividend yield	2.5%	3.4%	3.3%
Weighted-average fair value per share	$47.96	$30.70	$26.32

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues - Product	$5.9	$5.3	$5.4
Cost of revenues - Service	17.4	18.2	15.8
Research and development	84.0	93.1	78.8
Sales and marketing	59.1	65.9	58.2
General and administrative	42.9	40.1	31.4
Total	$209.3	$222.6	$189.6

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2022	2021	2020
Stock options	$5.4	$9.3	$7.3
RSUs, RSAs, and PSAs	181.9	196.2	162.6
ESPP Purchase Rights	22.0	17.1	19.7
Total	$209.3	$222.6	$189.6

For the years ended December 31, 2022, 2021, and 2020, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the income tax provision in the Consolidated Statements of Operations, of $25.7 million, $28.2 million, and $23.5 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2022, 2021, and 2020, the realized tax benefit related to awards vested or exercised during the period was $38.6 million, $31.7 million, and $21.7 million, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

As of December 31, 2022, the total unrecognized compensation cost related to unvested share-based awards was $362.2 million to be recognized over a weighted-average period of 1.6 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $23.5 million, $22.3 million, and $22.0 million during 2022, 2021, and 2020, respectively.

Deferred Compensation Plan

The Company’s NQDC plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. As of December 31, 2022, the liability of the Company to the plan participants was $28.1 million, of which $2.4 million was included within other accrued liabilities and $25.7 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $28.1 million correlating to the deferred compensation obligations, of which $2.4 million was included within prepaid expenses and other current assets and $25.7 million was included within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2021, the liability of the Company was $33.3 million, of which $4.4 million was included within other accrued liabilities and $28.9 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $33.3 million correlating to the deferred compensation obligations, of which $4.4 million was included within prepaid expenses and other current assets and $28.9 million was included within other long-term assets on the Consolidated Balance Sheets.

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

The following table presents net revenues by customer solution (in millions):

	Years Ended December 31,
	2022	2021	2020
Customer Solutions:
Automated WAN Solutions	$1,865.3	$1,665.0	$1,622.2
Cloud-Ready Data Center	878.9	727.1	677.1
AI-Driven Enterprise	1,026.2	830.4	656.2
Hardware Maintenance and Professional Services	1,530.8	1,512.9	1,489.6
Total	$5,301.2	$4,735.4	$4,445.1

The following table presents net revenues by customer vertical (in millions):

	Years Ended December 31,
	2022	2021	2020
Cloud	$1,393.6	$1,228.0	$1,081.2
Service Provider	1,891.2	1,839.1	1,761.7
Enterprise	2,016.4	1,668.3	1,602.2
Total	$5,301.2	$4,735.4	$4,445.1

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2022	2021	2020
Americas:
United States	$2,931.6	$2,426.9	$2,233.9
Other	225.2	222.2	211.2
Total Americas	3,156.8	2,649.1	2,445.1
Europe, Middle East, and Africa	1,370.0	1,314.5	1,233.8
Asia Pacific	774.4	771.8	766.2
Total	$5,301.2	$4,735.4	$4,445.1

During the years ended December 31, 2022, 2021, and 2020, no customer accounted for greater than 10% of the Company's net revenues.

The following table presents geographic information for property and equipment, net (in millions).

	As of December 31,
	2022	2021
United States	$579.3	$623.4
International	87.5	79.6
Property and equipment, net	$666.8	$703.0

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2022 and December 31, 2021, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13. Income Taxes

The components of pretax income are summarized as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Domestic	$509.5	$264.6	$204.2
Foreign	26.8	45.5	61.0
Total pretax income	$536.3	$310.1	$265.2

The provision (benefit) for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Current provision (benefit):
Federal	$223.6	$63.4	$73.4
States	23.9	15.9	20.3
Foreign	36.2	48.2	(21.6)
Total current provision (benefit)	283.7	127.5	72.1
Deferred (benefit) provision:
Federal	(199.3)	(54.3)	(58.7)
States	(13.6)	(4.1)	(6.6)
Foreign	(10.3)	(11.7)	0.6
Total deferred (benefit) provision	(223.2)	(70.1)	(64.7)
Total provision for income taxes	$60.5	$57.4	$7.4

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory tax rate of 21% to pretax income for each of the years presented as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Expected provision at statutory rate	$112.7	$65.1	$55.7
State taxes, net of federal benefit	12.0	6.5	8.7
Foreign income at different tax rates	(18.1)	(0.2)	(5.9)
R&D tax credits	(23.6)	(16.6)	(16.4)
Share-based compensation	(7.4)	(2.2)	9.0
Non-deductible compensation	4.0	4.2	3.5
Temporary differences not currently benefited	—	—	(0.9)
Recognition of previously unrecognized tax benefits	(8.1)	—	(63.7)
Cost sharing adjustment - Altera	—	—	20.1
Other	(11.0)	0.6	(2.7)
Total provision for income taxes	$60.5	$57.4	$7.4

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
Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$57.2	$72.5
Research and other credit carry-forwards	281.3	272.2
Deferred revenue	58.1	47.7
Share-based compensation	17.2	17.9
Capitalized R&D expenditure	293.1	102.0
Reserves and accruals not currently deductible	66.1	61.0
Operating lease liabilities	39.7	45.4
Other	13.2	9.9
Total deferred tax assets	825.9	628.6
Valuation allowance	(310.9)	(300.9)
Deferred tax assets, net of valuation allowance	515.0	327.7
Deferred tax liabilities:
Property and equipment basis differences	—	(1.3)
Purchased intangible assets	(32.3)	(56.5)
Unremitted foreign earnings	(23.7)	(25.5)
Net unrealized gain	(35.8)	(21.0)
Operating lease assets	(36.1)	(39.9)
Total deferred tax liabilities	(127.9)	(144.2)
Net deferred tax assets	$387.1	$183.5
As of December 31, 2022 and 2021, the Company had a valuation allowance on its U.S. and foreign deferred tax assets of $310.9 million and $300.9 million, respectively. The balance at December 31, 2022 consisted of $1.7 million, $297.8 million, and $11.5 million against the Company's U.S. federal, state, and foreign deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The valuation allowance increased in 2022 and 2021 by $10 million and $39.4 million, respectively, primarily related to the changes in state R&D tax credits.

As of December 31, 2022, the Company had federal, California and other states net operating loss carry-forwards of approximately $150.0 million, $129.1 million, and $138.8 million, respectively. The California net operating loss carry-forwards of $129.1 million are expected to expire unused. The Company also had federal, California, and other state tax credit carry-forwards of approximately $2.4 million, $308.6 million, and $34.2 million, respectively. Unused net operating loss and other state tax credit carry-forwards will expire at various dates beginning in the year 2023. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides deferred tax liabilities for all tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. The Company has made no provision for deferred taxes on approximately $118.1 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2022. These earnings are considered indefinitely invested in operations of the subsidiaries, as the Company intends to utilize these amounts to fund future expansion of its operations. If these earnings were distributed to the parent, the Company would be subject to additional taxes of approximately $23.9 million.

As of December 31, 2022, 2021, and 2020, the total amount of gross unrecognized tax benefits was $116.0 million, $113.4 million, and $116.0 million, respectively. As of December 31, 2022, approximately $111.7 million of the $116.0 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate before considering valuation allowance.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$113.4	$116.0	$151.3
Tax positions related to current year:
Additions	5.8	7.7	5.3
Tax positions related to prior years:
Additions	6.9	3.3	18.1
Reductions	(2.5)	(3.6)	(52.0)
Settlements	—	(9.4)	(1.8)
Lapses in statutes of limitations	(7.6)	(0.6)	(4.9)
Balance at end of year	$116.0	$113.4	$116.0

As of December 31, 2022, 2021, and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.6 million, $8.1 million, and $5.3 million, respectively, as other long-term liabilities in the Consolidated Balance Sheets. Due to the changes in the level of gross unrecognized tax benefits, the Company recognized a (benefit), or expense, for net interest and penalties of $(2.5) million, $2.7 million, and $(20.7) million in its Consolidated Statements of Operations during the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $1.0 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the Netherlands, U.K., France, Germany, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2012.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2020 tax years, respectively. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2022, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

The Company is pursuing all available administrative remedies relative to ongoing matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however, there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 14. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$471.0	$252.7	$257.8
Denominator:
Weighted-average shares used to compute basic net income per share	322.1	324.4	330.4
Dilutive effect of employee stock awards	7.4	7.2	4.8
Weighted-average shares used to compute diluted net income per share	329.5	331.6	335.2
Net income per share:
Basic	$1.46	$0.78	$0.78
Diluted	$1.43	$0.76	$0.77

Anti-dilutive shares	3.4	0.5	5.3

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 15. Commitments and Contingencies

Commitments

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. For obligations with cancellation provisions, the amounts included in the following tables were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. The following table summarizes the Company’s purchase commitments as of December 31, 2022 (in millions):

Years Ending December 31,	Purchase Commitments
2023	$2,101.1
2024	134.9
2025	75.3
2026	80.0
2027	85.0
Total	$2,476.3

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2022, the Company had accrued $21.5 million based on its estimate of such charges.

Other Purchase Obligations

The following table summarizes the Company’s unconditional purchase obligations other than with contract manufacturers and suppliers as of December 31, 2022 (in millions):

Years Ending December 31,	Unconditional Purchase Obligations
2023	$48.4
2024	36.3
2025	9.7
2026	2.0
2027	0.4
Total	$96.8

In December 2018, the Company entered into a Master Services Agreement and certain Statements of Work, as subsequently amended (collectively, the “Agreement”), with International Business Machines Corporation ("IBM"). As of December 31, 2022, the Company expects to pay IBM $94.2 million over the remaining initial term of the Agreement. The table above does not include fees payable to IBM under the contract as the Company is unable to make a reasonably reliable estimate of the amount of the payments related to each of the years under this contract due to uncertainties in the usage of the services.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 9 years and 1 to 4 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

	Years Ended December 31,
	2022	2021
Operating lease cost	$48.4	$57.4
Variable lease cost	10.0	11.5
Total lease cost	$58.4	$68.9

Operating cash outflows from operating leases	$53.1	$57.8
ROU assets obtained in exchange for new operating lease liabilities	$26.0	$29.7

	As of December 31,
	2022	2021
Weighted average remaining lease term (years)	4.1	4.6
Weighted average discount rate	3.5%	3.3%

As of December 31, 2022, future operating lease payments for each of the next five years and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2023	$48.7
2024	48.3
2025	39.3
2026	18.5
2027	11.2
Thereafter	11.3
Total lease payments	177.3
Less: interest	(12.2)
Total	$165.1

Balance Sheet Information
Other accrued liabilities	$47.4
Long-term operating lease liabilities	117.7
Total(*)	$165.1
________________________________
(*)     Total lease liabilities as of December 31, 2022 above excluded $83.9 million in legally binding lease payments for a lease signed but not yet commenced.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Debt and Interest Payment on Debt

As of December 31, 2022, the Company held total outstanding debt consisting of the Notes with a carrying value of $1,601.3 million. See Note 9, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation was $250.6 million, of which $198.4 million remains in long-term income taxes payable as of December 31, 2022.

As of December 31, 2022, the Company also had $81.0 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products solely, or in combination with other third-party products, infringe the intellectual property rights of a third-party. As of December 31, 2022 and 2021, the Company recorded $0.7 million and $1.9 million, respectively, for such indemnification obligations in other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company also has financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs and customs of $27.4 million and $2.4 million, as of December 31, 2022 and December 31, 2021, respectively.

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

Note 16. Subsequent Events

Dividend Declaration

On January 31, 2023, the Company announced a cash dividend of $0.22 per share of common stock to be paid on March 22, 2023 to stockholders of record as of the close of business on March 1, 2023.

Stock Repurchase Activities

Subsequent to December 31, 2022, through the date of filing of this Report (the "filing date"), the Company repurchased 2.0 million shares of its common stock in the open market, for an aggregate purchase price of $63.0 million at an average price of $30.98 per share, under the 2018 Stock Repurchase Program. Repurchases of approximately 1.4 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. The Company has an aggregate of $0.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program as of the filing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting due to the office/hybrid collaboration model as the design of our processes and controls allow for remote execution with secure accessibility to our data.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2022, its internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

ITEM 9B. Other Information

Not applicable.

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

ITEM 11. Executive Compensation

Information required by Item 402 of Regulation S-K is included in the Proxy Statement under “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Juniper Networks, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021, and 2020
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2022	$6.7	$5.3	$—	$12.0
2021	$9.9	$(3.2)	$—	$6.7
2020	$5.5	$4.4	$—	$9.9

Sales Return Reserve	Balance at Beginning of Year	Provision for Returns / Stock Rotation	Returns / Stock Rotation	Balance at End of Year
2022	$31.4	$111.9	$(100.3)	$43.0
2021	$28.4	$57.6	$(54.6)	$31.4
2020	$24.8	$60.7	$(57.1)	$28.4

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment	S-8	4.1	333-218344	5/30/2017
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	001-34501	5/12/2022
4.1	Description of Juniper Networks, Inc. Registered Securities	10-K	4.1	001-34501	2/20/2020
4.2	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.3	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.4	Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	8/26/2019
4.5	Seventh Supplemental Indenture, dated December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	12/10/2020
4.6	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.8	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.’s 1.200% Senior Notes due 2025	8-K	4.1	001-34501	12/10/2020
4.8	Form of Note for Juniper Networks, Inc.’s 2.000% Senior Notes due 2030	8-K	4.1	001-34501	12/10/2020
4.9	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029	8-K	4.1	001-34501	8/26/2019
10.1	Juniper Networks, Inc. Performance Bonus Plan (As Amended and Restated Effective February 19, 2020)+	10-Q	10.1	001-34501	5/5/2020
10.2	Juniper Networks, Inc. Deferred Compensation Plan+	S-8	4.4	333-151669	6/16/2008
10.3	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	5/12/2022
10.4	Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended and restated as of May 14, 2020+	10-Q	10.1	001-34501	8/4/2020
10.5	Form of Restricted Stock Unit Agreement effective as of May 19, 2015+	8-K	10.2	001-34501	5/20/2015
10.6	Form of Performance Share Agreement effective as of May 19, 2015+	8-K	10.3	001-34501	5/20/2015
10.7	Form of Indemnification Agreement entered into by Juniper Networks, Inc. with each of its directors, officers and certain employees, approved for use on August 9, 2018+	8-K	10.1	001-34501	8/10/2018
10.8	Form of Stock Option Agreement effective as of May 19, 2015+	8-K	10.4	001-34501	5/20/2015
10.9	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021+	10-K	10.9	001-34501	2/11/2022
10.10	Amended and Restated Juniper Networks, Inc. Form of Performance Share Agreement effective as of February 9, 2023*+
10.11	Form of Change of Control Agreement for Certain Officers, approved for use on November 2, 2020+	10-Q	10.1	001-34501	11/2/2020
10.12	Form of Severance Agreement for Certain Officers, approved for use on November 2, 2020+	10-Q	10.2	001-34501	11/2/2020
10.13	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.14	Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, as amended by Amendment No. 1 dated as of December 17, 2021	10-K	10.14	001-34501	2/11/2022
10.15	Master Services Agreement, dated December 31, 2018, between Juniper Networks, Inc. and International Business Machines Corporation, and Amendment No.1 dated as of January 4, 2019†	10-K	10.29	001-34501	2/22/2019

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.16	Amendment No.2 to the Master Services Agreement, dated as of June 26, 2020, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.2	001-34501	8/4/2020
10.17	Amendment No.3 to the Master Services Agreement, dated as of December 18, 2020, between Juniper Networks, Inc. and International Business Machines Corporation	10-K	10.19	001-34501	2/12/2021
10.18	Amendment No.4 to the Master Services Agreement, dated as of January 20, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-Q	10.1	001-34501	4/30/2021
10.19	Amendment No.5 to the Master Services Agreement, dated as of March 8, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-Q	10.2	001-34501	4/30/2021
10.20	Amendment No.6 to the Master Services Agreement, dated as of March 10, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.3	001-34501	4/30/2021
10.21	Amendment No.7 to the Master Services Agreement, dated as of June 1, 2021 between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.1	001-34501	7/30/2021
10.22	Amendment No.8 to the Master Services Agreement, dated as of May 17, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.2	001-34501	7/30/2021
10.23	Amendment No.9 to the Master Services Agreement, dated as of June 1, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-Q	10.3	001-34501	7/30/2021
10.24	Amendment No.10 to the Master Services Agreement, dated as of August 31, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-K	10.24	001-34501	2/11/2022
10.25	Amendment No.11 to the Master Services Agreement, dated as of October 6, 2021, between Juniper Networks, Inc. and International Business Machines Corporation††	10-K	10.25	001-34501	2/11/2022
10.26	Amendment No.12 to the Master Services Agreement, dated as of November 9, 2021, between Juniper Networks, Inc. and International Business Machines Corporation	10-K	10.26	001-34501	2/11/2022
10.27	Letter Agreement, dated August 15, 2022, between Juniper Networks, Inc. and Kyndryl Holdings Inc.††	10-Q	10.1	001-34501	9/30/2022
10.28	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015+	10-K	10.60	001-34501	2/19/2016
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text*
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been separately filed with the Securities and Exchange Commission.

††	Portion of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

(b) Exhibits

See Exhibits in Item 15(a)(3) above in this Report.

(c) None

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 10, 2023	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 10, 2023	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2023
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Kenneth B. Miller

/s/ Thomas A. Austin	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2023
Thomas A. Austin

/s/ Scott Kriens	Chairman of the Board	February 10, 2023
Scott Kriens

/s/ Gary Daichendt	Director	February 10, 2023
Gary Daichendt

/s/ Anne T. DelSanto	Director	February 10, 2023
Anne T. DelSanto

/s/ Kevin DeNuccio	Director	February 10, 2023
Kevin DeNuccio

/s/ James Dolce	Director	February 10, 2023
James Dolce

/s/ Steven Fernandez	Director	February 10, 2023
Steven Fernandez

/s/ Christine M. Gorjanc	Director	February 10, 2023
Christine M. Gorjanc

/s/ Janet B. Haugen	Director	February 10, 2023
Janet B. Haugen

/s/ Rahul Merchant	Director	February 10, 2023
Rahul Merchant

/s/ William R. Stensrud	Director	February 10, 2023
William R. Stensrud