Form 10-Q
period 2023-03-31
JUNIPER NETWORKS INC
filed 2023-04-28
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 321,592,106 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 26, 2023.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues:
Product	$912.6	$744.3
Service	459.2	423.9
Total net revenues	1,371.8	1,168.2
Cost of revenues:
Product	454.9	378.5
Service	145.7	140.3
Total cost of revenues	600.6	518.8
Gross margin	771.2	649.4
Operating expenses:
Research and development	284.8	248.6
Sales and marketing	303.2	273.3
General and administrative	68.0	60.2
Restructuring (benefits) charges	(0.5)	8.8
Total operating expenses	655.5	590.9
Operating income	115.7	58.5
Other expense, net	(8.6)	(12.9)
Income before income taxes and loss from equity method investment	107.1	45.6
Income tax provision (benefit)	19.6	(10.1)
Loss from equity method investment, net of tax	2.1	—
Net income	$85.4	$55.7

Net income per share:
Basic	$0.26	$0.17
Diluted	$0.26	$0.17
Weighted-average shares used to compute net income per share:
Basic	322.3	321.8
Diluted	329.1	331.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$85.4	$55.7
Other comprehensive income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	2.1	(5.7)
Net realized losses reclassified into net income	—	0.1
Net change on available-for-sale debt securities	2.1	(5.6)
Cash flow hedges:
Change in net unrealized gains and losses	(6.9)	20.8
Net realized losses reclassified into net income	7.4	0.1
Net change on cash flow hedges	0.5	20.9
Change in foreign currency translation adjustments	1.5	(1.5)
Other comprehensive income, net	4.1	13.8
Comprehensive income	$89.5	$69.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$923.5	$880.1
Short-term investments	174.9	210.3
Accounts receivable, net of allowances	1,061.8	1,227.3
Inventory	761.5	619.4
Prepaid expenses and other current assets	736.4	680.0
Total current assets	3,658.1	3,617.1
Property and equipment, net	671.0	666.8
Operating lease assets	132.7	141.6
Long-term investments	92.6	139.6
Purchased intangible assets, net	143.3	160.5
Goodwill	3,734.4	3,734.4
Other long-term assets	884.2	866.7
Total assets	$9,316.3	$9,326.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$357.5	$347.4
Accrued compensation	228.4	306.1
Deferred revenue	1,074.3	1,020.5
Other accrued liabilities	414.0	404.9
Total current liabilities	2,074.2	2,078.9
Long-term debt	1,616.7	1,601.3
Long-term deferred revenue	685.6	642.6
Long-term income taxes payable	279.8	279.4
Long-term operating lease liabilities	105.5	117.7
Other long-term liabilities	119.3	131.7
Total liabilities	4,881.1	4,851.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 321.4 shares and 322.9 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,808.1	6,846.4
Accumulated other comprehensive income	8.3	4.2
Accumulated deficit	(2,381.2)	(2,375.5)
Total stockholders' equity	4,435.2	4,475.1
Total liabilities and stockholders' equity	$9,316.3	$9,326.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$85.4	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	60.9	45.2
Depreciation, amortization, and accretion	49.4	56.3
Operating lease assets expense	10.1	10.1
Loss from equity method investment	2.1	—
Other	3.7	6.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	166.1	145.5
Inventory*	(145.7)	(47.8)
Prepaid expenses and other assets*	(84.3)	(105.9)
Accounts payable	15.4	44.6
Accrued compensation	(78.4)	(95.4)
Income taxes payable	29.6	25.5
Other accrued liabilities	(19.0)	(0.7)
Deferred revenue	96.2	53.2
Net cash provided by operating activities	191.5	193.1
Cash flows from investing activities:
Purchases of property and equipment	(42.1)	(25.0)
Purchases of available-for-sale debt securities	(5.0)	(58.1)
Proceeds from sales of available-for-sale debt securities	14.0	33.3
Proceeds from maturities and redemptions of available-for-sale debt securities	69.4	123.6
Purchases of equity securities	(2.4)	(9.3)
Proceeds from sales of equity securities	7.4	2.2
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(3.3)
Other	0.9	0.5
Net cash provided by investing activities	42.2	63.9
Cash flows from financing activities:
Repurchase and retirement of common stock	(151.3)	(126.3)
Proceeds from issuance of common stock	31.1	28.6
Payment of dividends	(70.6)	(67.5)
Net cash used in financing activities	(190.8)	(165.2)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	1.2	(1.7)
Net increase in cash, cash equivalents, and restricted cash	44.1	90.1
Cash, cash equivalents, and restricted cash at beginning of period	897.7	942.7
Cash, cash equivalents, and restricted cash at end of period	$941.8	$1,032.8
__________________
(*): The prior period amount has been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	85.4	85.4
Other comprehensive income, net	—	—	4.1	—	4.1
Issuance of common stock	3.3	31.1	—	—	31.1
Repurchase and retirement of common stock	(4.8)	(60.2)	—	(91.1)	(151.3)
Share-based compensation expense	—	61.4	—	—	61.4
Payments of cash dividends ($0.22 per share of common stock)	—	(70.6)	—	—	(70.6)
Balance at March 31, 2023	321.4	$6,808.1	$8.3	$(2,381.2)	$4,435.2

	Three Months Ended March 31, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	55.7	55.7
Other comprehensive income, net	—	—	13.8	—	13.8
Issuance of common stock	4.8	28.6	—	—	28.6
Repurchase and retirement of common stock	(3.6)	(46.3)	—	(80.0)	(126.3)
Share-based compensation expense	—	45.7	—	—	45.7
Payments of cash dividends ($0.21 per share of common stock)	—	(67.5)	—	—	(67.5)
Balance at March 31, 2022	322.8	$6,933.1	$11.7	$(2,677.9)	$4,266.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

Certain prior period amounts have been reclassified to conform to the current period's presentation. None of these reclassifications had a material impact to the unaudited Condensed Consolidated Financial Statements.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2023 and December 31, 2022 (in millions):

	As of March 31, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$24.6	$—	$(0.8)	$23.8	$37.8	$—	$(1.2)	$36.6
Corporate debt securities	210.8	—	(5.2)	205.6	277.5	—	(7.1)	270.4
Foreign government debt securities	8.8	—	(0.3)	8.5	8.8	—	(0.4)	8.4
Time deposits	89.7	—	—	89.7	70.6	—	—	70.6
U.S. government agency securities	18.6	—	(0.4)	18.2	18.6	—	(0.6)	18.0
U.S. government securities	5.0	—	(0.1)	4.9	9.0	—	(0.2)	8.8
Total fixed income securities	357.5	—	(6.8)	350.7	422.3	—	(9.5)	412.8
Privately-held debt and redeemable preferred stock securities	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total available-for-sale debt securities	$378.2	$37.4	$(6.8)	$408.8	$437.8	$37.4	$(9.5)	$465.7

Reported as:
Cash equivalents	$89.7	$—	$—	$89.7	$70.6	$—	$—	$70.6
Short-term investments	171.4	—	(3.0)	168.4	205.9	—	(3.3)	202.6
Long-term investments	96.4	—	(3.8)	92.6	145.8	—	(6.2)	139.6
Other long-term assets	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total	$378.2	$37.4	$(6.8)	$408.8	$437.8	$37.4	$(9.5)	$465.7

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$261.1	$258.1
Due between one and five years	96.4	92.6
Total	$357.5	$350.7

As of March 31, 2023, the Company's unrealized loss of $6.8 million resulted from 216 investments, of which losses aggregating $0.2 million were from investments in an unrealized loss position for less than 12 months, and $6.6 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three months ended March 31, 2023 and March 31, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three months ended March 31, 2023 and March 31, 2022, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2023 and December 31, 2022 (in millions):

	As of
	March 31, 2023	December 31, 2022
Equity investments with readily determinable fair value:
Money market funds	$496.7	$420.8
Mutual funds	31.9	28.1
Publicly-traded equity securities	6.5	7.7
Equity investments without readily determinable fair value	130.7	137.7
Equity investment under the equity method of accounting	33.9	36.0
Total equity securities	$699.7	$630.3

Reported as:
Cash equivalents	$496.7	$420.8
Short-term investments	6.5	7.7
Prepaid expenses and other current assets	2.5	2.4
Other long-term assets	194.0	199.4
Total	$699.7	$630.3

For the three months ended March 31, 2023 and March 31, 2022, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value. For the three months ended March 31, 2023, the loss recognized from the equity method investment was $2.1 million.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of March 31, 2023, the carrying value of restricted cash and investments was $50.1 million, of which $18.4 million was included in prepaid expenses and other current assets, and $31.7 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$923.5	$880.1
Restricted cash included in prepaid expenses and other current assets	15.9	15.2
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$941.8	$897.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements at March 31, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$23.8	$—	$23.8	$—	$36.6	$—	$36.6
Corporate debt securities	—	205.6	—	205.6	—	270.4	—	270.4
Foreign government debt securities	—	8.5	—	8.5	—	8.4	—	8.4
Time deposits	—	89.7	—	89.7	—	70.6	—	70.6
U.S. government agency securities	—	18.2	—	18.2	—	18.0	—	18.0
U.S. government securities	4.9	—	—	4.9	8.8	—	—	8.8
Privately-held debt and redeemable preferred stock securities	—	—	58.1	58.1	—	—	52.9	52.9
Total available-for-sale debt securities	4.9	345.8	58.1	408.8	8.8	404.0	52.9	465.7
Equity securities:
Money market funds	496.7	—	—	496.7	420.8	—	—	420.8
Mutual funds	31.9	—	—	31.9	28.1	—	—	28.1
Publicly-traded equity securities	6.5	—	—	6.5	7.7	—	—	7.7
Total equity securities	535.1	—	—	535.1	456.6	—	—	456.6
Derivative assets:
Foreign exchange contracts	—	1.9	—	1.9	—	1.3	—	1.3
Interest rate contracts	—	111.4	—	111.4	—	125.4	—	125.4
Total derivative assets	—	113.3	—	113.3	—	126.7	—	126.7
Total assets measured at fair value on a recurring basis	$540.0	$459.1	$58.1	$1,057.2	$465.4	$530.7	$52.9	$1,049.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(26.4)	$—	$(26.4)	$—	$(37.6)	$—	$(37.6)
Interest rate contracts	—	(72.4)	—	(72.4)	—	(87.4)	—	(87.4)
Total derivative liabilities	—	(98.8)	—	(98.8)	—	(125.0)	—	(125.0)
Total liabilities measured at fair value on a recurring basis	$—	$(98.8)	$—	$(98.8)	$—	$(125.0)	$—	$(125.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at March 31, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$496.7	$89.7	$—	$586.4	$420.8	$70.6	$—	$491.4
Short-term investments	9.5	165.4	—	174.9	14.6	195.7	—	210.3
Long-term investments	1.9	90.7	—	92.6	1.9	137.7	—	139.6
Prepaid expenses and other current assets	2.5	1.2	—	3.7	2.4	0.8	—	3.2
Other long-term assets	29.4	112.1	58.1	199.6	25.7	125.9	52.9	204.5
Total assets measured at fair value	$540.0	$459.1	$58.1	$1,057.2	$465.4	$530.7	$52.9	$1,049.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(22.6)	$—	$(22.6)	$—	$(32.5)	$—	$(32.5)
Other long-term liabilities	—	(76.2)	—	(76.2)	—	(92.5)	—	(92.5)
Total liabilities measured at fair value on a recurring basis	$—	$(98.8)	$—	$(98.8)	$—	$(125.0)	$—	$(125.0)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three months ended March 31, 2023, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three months ended March 31, 2023, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of March 31, 2023, there have been no material upward or downward adjustments for price changes to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,557.0 million and $1,485.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. We do not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$810.2	$775.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	2,060.2	2,025.9

Non-designated derivatives	198.6	163.5
Total	$2,258.8	$2,189.4

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.2	$0.7
Foreign currency contracts	Other long-term assets	0.7	0.5
Interest rate lock contracts	Other long-term assets	111.4	125.4
Total derivatives designated as hedging instruments		$113.3	$126.6
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$113.4	$126.7
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$22.5	$32.3
Foreign currency contracts	Other long-term liabilities	3.8	5.1
Interest rate swap contracts	Other long-term liabilities	72.4	87.4
Total derivatives designated as hedging instruments		$98.7	$124.8
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.2
Total derivative liabilities		$98.8	$125.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $61.8 million and $73.8 million, respectively.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $9.9 million and an unrealized gain of $28.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments during the three months ended March 31, 2023 and March 31, 2022, respectively.

For foreign currency contracts, the Company reclassified a loss of $7.8 million and a gain of $0.4 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, an estimated $21.4 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to seven months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three months ended March 31, 2023 and March 31, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2023	December 31, 2022
Production and service materials	$548.8	$479.6
Finished goods	239.9	163.3
Total inventory	$788.7	$642.9

Reported as:
Inventory	$761.5	$619.4
Other long-term assets	27.2	23.5
Total inventory	$788.7	$642.9

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	March 31, 2023	December 31, 2022
Contract manufacturer deposits	$425.3	$434.7
Prepaid expenses	130.5	104.3
Other current assets	180.6	141.0
Total prepaid expenses and other current assets	$736.4	$680.0

Warranties

Changes during the three months ended March 31, 2023 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2022	$29.5
Provisions made during the period	7.6
Actual costs incurred during the period	(8.0)
Balance as of March 31, 2023	$29.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Deferred product revenue, net	$95.8	$108.8
Deferred service revenue, net	1,664.1	1,554.3
Total	$1,759.9	$1,663.1
Reported as:
Current	$1,074.3	$1,020.5
Long-term	685.6	642.6
Total	$1,759.9	$1,663.1

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $19.2 million included in deferred revenue at January 1, 2023 was recognized during the three months ended March 31, 2023. Service revenue of $315.2 million included in deferred revenue at January 1, 2023 was recognized during the three months ended March 31, 2023.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. Our RPO does not include backlog.

The following table summarizes the breakdown of RPO as of March 31, 2023 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$99.0	$80.6	$14.6	$3.8
Service	1,672.5	1,005.4	507.2	159.9
Total	$1,771.5	$1,086.0	$521.8	$163.7

Deferred Contract Cost

We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred, recorded as prepaid expenses and other current assets or other long-term assets, and are amortized over a period of benefit, which is typically over the term of the customer contracts or when product is delivered and revenue recognized. Commission expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

Deferred contract cost was $48.6 million as of March 31, 2023. For the three months ended March 31, 2023, amortization expense for previously deferred commissions was $8.1 million, and there were no impairment charges recognized.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Interest income	$9.5	$2.6
Interest expense	(19.2)	(12.5)
Gain (loss) on investments, net	0.9	(3.3)
Other	0.2	0.3
Other expense, net	$(8.6)	$(12.9)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

As of March 31, 2023, restructuring activities were immaterial. The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2022	Charges	Cash Payments	Other	March 31, 2023
Severance	$3.0	$1.4	$(0.7)	$—	$3.7
Contract terminations and facility exit-related	3.1	(1.9)	(2.1)	1.4	0.5
Total	$6.1	$(0.5)	$(2.8)	$1.4	$4.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	March 31, 2023	December 31, 2022
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(10.8)	(11.3)
Hedge accounting fair value adjustments(*)			(72.5)	(87.4)
Total			$1,616.7	$1,601.3
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

As of March 31, 2023, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company has an unsecured revolving credit facility that will expire in April 2024, which enables borrowings of up to $500.0 million, with an option to increase the amount of the credit facility by up to an additional $200.0 million, subject to the lenders' approval. As of March 31, 2023, the Company was in compliance with all covenants and no amounts were outstanding under its credit facility.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Dividends:
Per share	$0.22	$0.21
Amount	$70.6	$67.5

Repurchased under the 2018 Stock Repurchase Program:
Shares	4.5	3.2
Average price per share	$31.20	$34.55
Amount	$140.0	$112.2

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2023, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $70.6 million, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2023.

Stock Repurchase Activities

During the three months ended March 31, 2023, the Company repurchased 4.5 million shares of its common stock in the open market at an average price of $31.20 per share for an aggregate purchase price of $140.0 million under the 2018 Stock Repurchase Program.

As of March 31, 2023, there was approximately $0.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $11.4 million and $14.1 million during the three months ended March 31, 2023 and March 31, 2022, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the three months ended March 31, 2023 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
Other comprehensive income (loss) before reclassifications	2.1	(6.9)	1.5	(3.3)
Amount reclassified from accumulated other comprehensive income	—	7.4	—	7.4
Other comprehensive income, net	2.1	0.5	1.5	4.1
Balance as of March 31, 2023	$23.9	$62.0	$(77.6)	$8.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2023, 1.2 million and 4.9 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the three months ended March 31, 2023 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	20.2	$26.78
Granted(*)	2.9	31.03
Vested	(1.9)	26.57
Canceled	(0.9)	25.83
Balance as of March 31, 2023	20.3	$27.44	1.3	$699.0
________________________________
(*)    Includes 1.1 million service-based, 1.4 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Shares purchased	1.3	1.4
Average exercise price per share	$23.44	$20.07

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of revenues - Product	$1.7	$1.4
Cost of revenues - Service	4.7	4.5
Research and development	25.7	16.6
Sales and marketing	18.6	12.5
General and administrative	10.2	10.2
Total	$60.9	$45.2

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$0.8	$1.5
RSUs, RSAs, and PSAs	53.0	38.5
ESPP purchase rights	7.1	5.2
Total	$60.9	$45.2

As of March 31, 2023, the total unrecognized compensation cost related to unvested share-based awards was $388.9 million to be recognized over a weighted-average period of 1.88 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended March 31,
	2023	2022
Customer Solutions:
Automated WAN Solutions	$474.5	$390.7
Cloud-Ready Data Center	193.6	188.8
AI-Driven Enterprise	317.0	214.0
Hardware Maintenance and Professional Services	386.7	374.7
Total	$1,371.8	$1,168.2

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2023	2022
Cloud	$264.9	$307.0
Service Provider	549.9	428.0
Enterprise	557.0	433.2
Total	$1,371.8	$1,168.2

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2023	2022
Americas:
United States	$733.6	$603.6
Other	64.9	51.4
Total Americas	798.5	655.0
Europe, Middle East, and Africa	369.9	333.9
Asia Pacific	203.4	179.3
Total	$1,371.8	$1,168.2

For the three months ended March 31, 2023, no customer accounted for more than 10% of total net revenues. For the three months ended March 31, 2022, one customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$107.1	$45.6
Income tax provision (benefit)	$19.6	$(10.1)
Effective tax rate	18.3%	(21.9)%

The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the tax impact of state taxes, geographic mix of earnings including foreign-derived intangible income deductions and the capitalization of research and development ("R&D") expenditures, R&D and foreign tax credits, tax audit settlements, non-deductible compensation, cost sharing of stock-based compensation, and other transfer pricing adjustments.

The Company’s effective tax rate for the three months ended March 31, 2023 includes the net effect of one-time benefits.

The Company’s effective tax rate for the three months ended March 31, 2022 includes one-time benefits from tax legislative changes, assets held for sale, and excess tax benefits associated with stock-based compensation.

As of March 31, 2023, the total amount of gross unrecognized tax benefits was $117.2 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $45.6 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2020 tax years, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$85.4	$55.7
Denominator:
Weighted-average shares used to compute basic net income per share	322.3	321.8
Dilutive effect of employee stock awards	6.8	9.3
Weighted-average shares used to compute diluted net income per share	329.1	331.1
Net income per share:
Basic	$0.26	$0.17
Diluted	$0.26	$0.17

Anti-dilutive shares	2.9	2.2

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $2,298.8 million as of March 31, 2023.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On April 25, 2023, the Company announced a cash dividend of $0.22 per share of common stock to be paid on June 22, 2023 to stockholders of record as of the close of business on June 1, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current adverse developments affecting the financial services industry, the continuing effects of the COVID-19 pandemic and global component shortages, including the semiconductor shortage, and our ability to successfully manage the demand, supply, and operational challenges associated with the effects of the COVID-19 pandemic and global component shortages. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Report. We intend the discussion of our financial condition and results of operations to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our Condensed Consolidated Financial Statements. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview and a discussion of material events and uncertainties known to management. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or Form 10-K.

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

•Cloud-Ready Data Center includes QFX product line, Apstra and Contrail product lines, along with our high-end security portfolio of SRX, targeting data center security for service provider, cloud, and enterprise.

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

Global Component Shortage and COVID-19 Pandemic Update

We have a global supply chain, which is primarily composed of manufacturing partners and component suppliers. Global supply chain constraints in the wake of the COVID-19 pandemic resulted in disruption to our production schedule due to both constrained manufacturing capacity as well as component parts shortages. These challenges resulted in extended lead times of certain products to our customers, increased logistics costs, and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. To meet our customer needs, our supply chain team has been executing on a risk mitigation plan to resolve our challenges and further enhance our supply chain resiliency, including multi-sourcing, pre-ordering components, managing our inventories, transforming our logistics network, prioritizing critical customers, and partnering on solutions while ensuring the safety of our employees, partners, and suppliers.

Similar to others, we continue to experience elevated component costs and inventory balances. These have had a negative impact on our gross margin and operating cash flow. We believe some of the strength in previous product orders was attributable to these industry supply chain challenges that were causing certain customers to place orders early in an effort to secure supply when needed, which resulted in significantly elevated backlog1 levels. In the first quarter of 2023, we saw a decline in product orders as buying patterns normalized and customers consumed previously placed orders. We anticipate backlog to remain at elevated levels, but expect it to continue to decline as supply and extended lead times improve. We also expect to see a return to more traditional seasonal ordering patterns on a sequential basis starting in the second quarter of 2023.

We believe the extended lead times and increased component and logistic costs will continue to improve during 2023. We took pricing actions in 2022 to mitigate some of the effects of rising component costs and general inflationary pressures arising from supply chain constraints as well as overall macroeconomic conditions, and expect these actions to have a substantial impact in 2023. While the situation is dynamic, we believe that we currently have access to sufficient supplies of semiconductors and other components and will be able to meet our full-year financial forecast.

We continue to monitor and evaluate the continuing effects of the COVID-19 pandemic on our business operations on a regional, national, and global basis. We do not expect the pandemic to have a substantial net impact on our consolidated operating results or our liquidity position. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion of this risk.
1 Backlog consists of confirmed orders for product expected to be shipped to our distributors, resellers, or end-customers within the next twelve months. The following amounts are not included in our backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including software as a service (SaaS), and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenues	$1,371.8	$1,168.2	$203.6	17%
Gross margin	$771.2	$649.4	$121.8	19%
Percentage of net revenues	56.2%	55.6%
Operating income	$115.7	$58.5	$57.2	98%
Percentage of net revenues	8.4%	5.0%
Net income	$85.4	$55.7	$29.7	53%
Percentage of net revenues	6.2%	4.8%
Net income per share:
Basic	$0.26	$0.17	$0.09	53%
Diluted	$0.26	$0.17	$0.09	53%

Operating cash flows	$191.5	$193.1	$(1.6)	(1)%
Stock repurchase plan activity	$140.0	$112.2	$27.8	25%
Cash dividends declared per common stock	$0.22	$0.21	$0.01	5%
DSO	70	65	5	8%

	As of
	March 31, 2023	December 31, 2022	$ Change	% Change
Deferred revenue:
Deferred product revenue	$95.8	$108.8	$(13.0)	(12)%
Deferred service revenue	1,664.1	1,554.3	109.8	7%
Total	$1,759.9	$1,663.1	$96.8	6%

Deferred revenue from customer solutions(*)	$654.4	$632.8	$21.6	3%
Deferred revenue from hardware maintenance and professional services	1,105.5	1,030.3	75.2	7%
Total	$1,759.9	$1,663.1	$96.8	6%

(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the Enterprise and Service Provider verticals, partially offset by decline in the Cloud vertical. The growth in the Enterprise vertical was driven by the growth in all customer solutions, and the growth in the Service Provider vertical was primarily driven by Automated WAN Solutions and, to a lesser extent, AI-Driven Enterprise. The decline in the Cloud vertical was primarily driven by Automated WAN Solutions. Service net revenues increased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to strong sales of software subscriptions.

Of our top ten customers for the first quarter of 2023, four were in Cloud, five were in Service Provider, and one was in Enterprise. Of these customers, two were located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to the easing of elevated logistics and other supply chain costs, pricing actions and favorable customer mix

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to higher revenue and the drivers described in the gross margin discussion above, partially offset by higher personnel-related expenses driven by an increase in headcount.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to higher supplier payments and employee compensation payments, partially offset by higher customer collections.

•Capital Return: We continue to return capital to our stockholders. During the three months ended March 31, 2023, we repurchased 4.5 million shares of our common stock in the open market at an average price of $31.20 per share for an aggregate purchase price of $140.0 million. During the three months ended March 31, 2023, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $70.6 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to a significant increase in overall invoicing and timing of collections, partially offset by higher revenue.

•Deferred Revenue: Total deferred revenue increased as of March 31, 2023, compared to December 31, 2022, primarily driven by the timing of contract renewals.

Critical Accounting Estimates

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$474.5	$390.7	$83.8	21%
Percentage of net revenues	34.6%	33.4%
Cloud-Ready Data Center	193.6	188.8	4.8	3%
Percentage of net revenues	14.1%	16.2%
AI-Driven Enterprise	317.0	214.0	103.0	48%
Percentage of net revenues	23.1%	18.3%
Hardware Maintenance and Professional Services	386.7	374.7	12.0	3%
Percentage of net revenues	28.2%	32.1%
Total net revenues	$1,371.8	$1,168.2	$203.6	17%

Cloud	$264.9	$307.0	$(42.1)	(14)%
Percentage of net revenues	19.3%	26.3%
Service Provider	549.9	428.0	121.9	28%
Percentage of net revenues	40.1%	36.6%
Enterprise	557.0	433.2	123.8	29%
Percentage of net revenues	40.6%	37.1%
Total net revenues	$1,371.8	$1,168.2	$203.6	17%

Americas:
United States	$733.6	$603.6	$130.0	22%
Other	64.9	51.4	13.5	26%
Total Americas	798.5	655.0	143.5	22%
Percentage of net revenues	58.2%	56.1%
EMEA	369.9	333.9	36.0	11%
Percentage of net revenues	27.0%	28.6%
APAC	203.4	179.3	24.1	13%
Percentage of net revenues	14.8%	15.3%
Total net revenues	$1,371.8	$1,168.2	$203.6	17%

Total net revenues increased across all customer solutions and geographic regions mainly driven by higher sales volume, and to a lesser extent, list-price modifications that we made in 2022.

The AI-Driven Enterprise revenue increased across all verticals.

The Automated WAN Solutions revenue increase was primarily driven by Service Provider and Enterprise, partially offset by a decline in Cloud.

The Cloud-Ready Data Center revenue increase was primarily driven by Enterprise, partially offset by a decline in Cloud and Service Provider.

Also, software and security products and services represent key areas of our strategic focus that are critical components to our business success. Software and related service offerings include revenue from software license, software support and maintenance, and SaaS contracts. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Software and Related Services	$232.2	$228.1	$4.1	2%
Percentage of net revenues	16.9%	19.5%
Total Security	$181.6	$161.0	$20.6	13%
Percentage of net revenues	13.2%	13.8%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product gross margin	$457.7	$365.8	$91.9	25%
Percentage of product revenues	50.2%	49.1%
Service gross margin	313.5	283.6	29.9	11%
Percentage of service revenues	68.3%	66.9%
Total gross margin	$771.2	$649.4	$121.8	19%
Percentage of net revenues	56.2%	55.6%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, our logistics and other supply chain-related costs have increased due to the ongoing global semiconductor shortage. For more information on the supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to the easing of elevated logistics and other supply chain costs, pricing actions and favorable customer mix. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development	$284.8	$248.6	$36.2	15%
Percentage of net revenues	20.8%	21.2%
Sales and marketing	303.2	273.3	29.9	11%
Percentage of net revenues	22.1%	23.4%
General and administrative	68.0	60.2	7.8	13%
Percentage of net revenues	5.0%	5.2%
Restructuring charges	(0.5)	8.8	(9.3)	(106)%
Percentage of net revenues	—%	0.8%
Total operating expenses	$655.5	$590.9	$64.6	11%
Percentage of net revenues	47.8%	50.6%

Total operating expenses increased primarily due to increases in personnel-related costs driven by higher headcount, partially offset by lower restructuring costs.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest income	$9.5	$2.6	$6.9	265%
Interest expense	(19.2)	(12.5)	(6.7)	54%
Gain (loss) on investments, net	0.9	(3.3)	4.2	N/M
Other	0.2	0.3	(0.1)	(33)%
Total other expense, net	$(8.6)	$(12.9)	$4.3	(33)%
Percentage of net revenues	(0.6)%	(1.1)%
______________________
N/M - Not meaningful

Total other expense, net, decreased primarily due to higher interest income and net gain on investments, partially offset by higher interest expense.

Income Tax Provision (Benefit)

The following table presents income tax provision (benefit) (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Income tax provision (benefit)	$19.6	$(10.1)	$29.7	(294)%
Effective tax rate	18.3%	(21.9)%

The effective tax rate increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the changes in the effect of one-time items. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a reduced effective tax rate and incremental cash tax payment of up to $150 million in 2023. The actual impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred. We estimate the impacts should gradually decrease over the five- and fifteen-year amortization periods.

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

The Company's cash requirements have not changed materially since December 31, 2022, as discussed in the Form 10-K, except for purchase commitments with contracts manufacturers and suppliers and potential tax payments pursuant to the Tax Act.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of March 31, 2023, we had purchase commitments of $2,298.8 million, with $1,940.0 million payable within 12 months.

Tax Payments

During the three months ended March 31, 2023, we made tax payments of approximately $19 million. For the remainder of 2023, we may incur up to $150 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the three months ended March 31, 2023, we repurchased 4.5 million shares of our common stock in the open market at an average price of $31.20 per share for an aggregate purchase price of $140.0 million under the 2018 Stock Repurchase Program.

As of March 31, 2023, there was approximately $0.5 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting due to the office/hybrid collaboration model as the design of our processes and controls allow for remote execution with secure accessibility to our data.

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
•financial stability of our customers, including the solvency of private sector customers, and the impact of adverse developments affecting the financial services industry;
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

We derive a material portion of our revenues from a limited number of our customers, and our customers compete in industries that continue to experience consolidation. A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce, or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected. In addition, major customers may also seek more favorable pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue, and gross margins.

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

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses, and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, the residual effects of the collapse of Silicon Valley Bank and other financial institutions in March 2023, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the remaining effects of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

Our business operations have been impacted by the COVID-19 pandemic, and the impact on our future results of operations and financial performance remains uncertain. We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. If the continuing effects of the COVID-19 pandemic have a substantial impact on our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.

The COVID-19 pandemic caused us to experience supply constraints due to both constrained manufacturing capacity as well as shortages of component parts. We continue to experience extended lead-times to our customers and increased logistics and elevated component costs, which has negatively impacted our ability to recognize revenue and decreased our gross margins for these periods, and may continue to impact our ability to convert backlog into revenue. Our backlog may not be a reliable indicator of future operating results because a customer may place orders early in an effort to secure supply when needed and then cancel an order without significant penalty. Further, customer behaviors have started to change as a result of global macroeconomic factors, and we may not continue to experience a continuation of such demand. Challenges to our supply chain due to the continuing effects of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs. The ultimate impact from the continuing effects of the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could continue to be adversely affected.

Our success depends upon our ability to effectively plan and manage our resources and scale and restructure our business. Our ability to successfully offer our products and services and execute on our growth strategy in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in a cost-effective manner. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, in the last few years, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, if we cannot evolve and scale our business and operations effectively, or if other unforeseen events occur, our business, financial condition, and results of operations could be adversely affected.

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

Acquisitions of high-technology companies are inherently risky and subject to uncertainties, including many factors outside of our control. As a result, our previous or future acquisitions may not be successful. We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire or the transaction may not advance our business strategy as expected. Further, we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future divest, businesses, product lines, or assets. These initiatives may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments. Any acquisitions or divestitures may materially adversely affect our business, operating results, or financial condition.

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

If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements, or business strategies to meet those requirements or opportunities in a timely manner or at all, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, any such products, enhancements, or business strategies may not achieve market acceptance.

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
•issues related to cloud-specific regulatory requirements in certain countries including the UK, EU, and APAC countries.
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

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure of confidential and proprietary information, to protect our proprietary rights. We may not be able to protect our proprietary rights, products, or, in fact, provide competitive advantages to us or to our technology if our patent applications do not result in issued patents with the scope of the claims we seek or our patents or other proprietary rights are challenged, invalidated, infringed, or circumvented. Further, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance, which in turn may prevent us from incorporating our inventions into our products. If we cannot protect our intellectual property rights, we could incur costly product redesign efforts, discontinue certain product offerings, and experience other competitive harm.

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

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. We have contracts with our manufacturers that include terms to protect us in the event of an early termination, yet we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, government sanctions, disruptions to our supply chain, cyberattacks, cyberwarfare, pandemics, regional climate-related events, or regional conflicts.

•Single-Source Suppliers. We rely on single or limited sources for many of our components due to technology, availability, price, quality, scale or customization needs. Any supplier of such components could discontinue components used in our products, which may cause us to either suspend delivery of certain products to our customers, discontinue certain products, or incur additional costs to redesign our products that incorporate discontinued components. In addition, there has been consolidation among certain suppliers of our components. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts and may impact our gross margins.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In the event of a component shortage, supply interruption or significant price increase from these suppliers (such as with the current worldwide shortage of semiconductor products), we may not be able to locate alternative sources in a timely manner. If we are unable to buy components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

•COVID-19 Impact. Delays in production and in product deliveries due to the COVID-19 pandemic have adversely affected and may continue to adversely affect our business, financial condition, and results of operations. For example, we have experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages as our component vendors were also facing supply constraints, and increased logistics costs. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products.

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

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting H-1B, L-1, and other business visas. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Additionally, circumstances related to or in response to pandemics, such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. Any of these restrictions could have a material adverse effect on our business, results of operations, and financial conditions.

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

Environmental laws and regulations relevant to electronic equipment manufacturing or operations, including laws and regulations governing the hazardous material content of our products and the collection of and recycling of electrical and electronic equipment, may adversely impact our business and financial condition. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and expected future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products, climate change laws, and regulations and product take-back legislation, which could require us to cease selling non-compliant products and to reengineer our products to use compliant components, which could result in additional costs to us, disrupt our operations, and result in an adverse impact on our operating results. In addition, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, our customers may refuse to purchase our products and we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

Moreover, our commercial customers may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations affecting our customers. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or made in particular geographies, or satisfy local regulations for critical infrastructure projects, either of which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

The implementation of additional regulations could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner, require us to spend significant time and expense to comply with, and subject us to fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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

In response to Russia's invasion of Ukraine in February 2022, the U.S. and certain allies imposed sanctions against the Russian government and other entities, which led to our suspension of operations in Russia, Belarus, and in the Donetsk, Luhansk, and Crimea regions of Ukraine. Accordingly, we are not able to sell or deliver our products or provide ongoing support services to our customers in Russia, Belarus, and in the Donetsk, Luhansk, and Crimea regions of Ukraine. The response by Russia and other countries to these sanctions could lead to an escalation of political tensions, economic instability in the area, and cyberwarfare. These actions, as well as the effect of such actions on macroeconomic conditions, could have an adverse impact on our business and operations.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of March 31, 2023, our goodwill was $3,734.4 million, and our purchased intangible assets were $143.3 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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
•changes in trade controls, economic sanctions, or other international trade regulations, which have in general recently trended toward increasing breadth and complexity of controls, and which may affect our ability to import or export our products to or from various countries;
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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations. Certain countries (such as Russia, China, and EU member nations with regard to Iran trade) prohibit individuals and companies resident in or operating within their borders to comply with foreign sanctions imposed on such countries themselves or on third countries. Our employees, contractors, channel partners, and agents may fail to comply with U.S. and foreign laws and policies in violation of our policies and procedures, which are designed to help ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and results of operations.

There are risks associated with our outstanding and future indebtedness. As of March 31, 2023, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In April 2019, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility.

We may not be able to generate sufficient cash flow to enable us to satisfy our expenses, make anticipated capital expenditures or service our indebtedness, including the Notes. Our ability to pay our expenses, satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures is dependent upon our future performance and our ability to manage these risks in addition to other factors discussed in this section.

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

Further, we receive debt ratings from the major credit rating agencies in the U.S. Factors that influence our credit ratings include financial strength as well as transparency with rating agencies and timeliness of financial reporting. We may not be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended March 31, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
January 1 - January 31, 2023	—	$—	—	$592.0
February 1 - February 28, 2023	4.5	$31.2	4.5	$452.0
March 1 - March 31, 2023	—	$—	—	$452.0
Total	4.5		4.5

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
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

April 28, 2023	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)