Form 10-Q
period 2023-06-30
JUNIPER NETWORKS INC
filed 2023-07-28
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 321,360,120 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 26, 2023.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Product	$963.2	$839.8	$1,875.8	$1,584.1
Service	466.9	429.8	926.1	853.7
Total net revenues	1,430.1	1,269.6	2,801.9	2,437.8
Cost of revenues:
Product	470.7	431.9	925.6	810.4
Service	146.3	143.6	292.0	283.9
Total cost of revenues	617.0	575.5	1,217.6	1,094.3
Gross margin	813.1	694.1	1,584.3	1,343.5
Operating expenses:
Research and development	282.0	244.3	566.8	492.9
Sales and marketing	308.3	274.3	611.5	547.6
General and administrative	65.2	67.2	133.2	127.4
Restructuring charges	16.5	0.5	16.0	9.3
Total operating expenses	672.0	586.3	1,327.5	1,177.2
Operating income	141.1	107.8	256.8	166.3
Gain (loss) on privately-held investments, net (1) (2)	(92.2)	5.9	(92.0)	5.9
Gain on divestiture	—	45.8	—	45.8
Other expense, net (1)	(7.4)	(14.0)	(16.2)	(26.9)
Income before income taxes and loss from equity method investment	41.5	145.5	148.6	191.1
Income tax provision	15.0	31.6	34.6	21.5
Loss from equity method investment, net of tax	2.1	0.5	4.2	0.5
Net income	$24.4	$113.4	$109.8	$169.1

Net income per share:
Basic	$0.08	$0.35	$0.34	$0.53
Diluted	$0.07	$0.35	$0.34	$0.51
Weighted-average shares used to compute net income per share:
Basic	319.3	321.0	320.8	321.1
Diluted	326.0	328.1	327.6	329.3
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.
(2) Privately-held investments represent investments in privately-held debt and redeemable preferred stock securities and equity investments without readily determinable fair value.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$24.4	$113.4	$109.8	$169.1
Other comprehensive income (loss), net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	1.6	(1.7)	3.7	(7.4)
Net realized losses reclassified into net income	—	0.1	—	0.2
Net change on available-for-sale debt securities	1.6	(1.6)	3.7	(7.2)
Cash flow hedges:
Change in net unrealized gains and losses	14.0	(1.0)	7.1	19.8
Net realized losses reclassified into net income	7.0	4.0	14.4	4.1
Net change on cash flow hedges	21.0	3.0	21.5	23.9
Change in foreign currency translation adjustments	0.2	(13.2)	1.7	(14.7)
Other comprehensive income (loss), net	22.8	(11.8)	26.9	2.0
Comprehensive income	$47.2	$101.6	$136.7	$171.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,089.4	$880.1
Short-term investments	144.7	210.3
Accounts receivable, net of allowances	908.5	1,227.3
Inventory	925.7	619.4
Prepaid expenses and other current assets	682.7	680.0
Total current assets	3,751.0	3,617.1
Property and equipment, net	689.1	666.8
Operating lease assets	124.3	141.6
Long-term investments	62.3	139.6
Purchased intangible assets, net	126.2	160.5
Goodwill	3,734.4	3,734.4
Other long-term assets	888.2	866.7
Total assets	$9,375.5	$9,326.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$371.8	$347.4
Accrued compensation	280.1	306.1
Deferred revenue	1,037.9	1,020.5
Other accrued liabilities	572.4	404.9
Total current liabilities	2,262.2	2,078.9
Long-term debt	1,602.6	1,601.3
Long-term deferred revenue	727.3	642.6
Long-term income taxes payable	197.2	279.4
Long-term operating lease liabilities	95.5	117.7
Other long-term liabilities	135.8	131.7
Total liabilities	5,020.6	4,851.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 317.8 shares and 322.9 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,749.7	6,846.4
Accumulated other comprehensive income	31.1	4.2
Accumulated deficit	(2,425.9)	(2,375.5)
Total stockholders' equity	4,354.9	4,475.1
Total liabilities and stockholders' equity	$9,375.5	$9,326.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$109.8	$169.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	122.9	92.4
Depreciation, amortization, and accretion	98.5	111.5
Operating lease assets expense	20.3	20.3
Gain on divestiture	—	(45.8)
Loss (gain) on privately-held investments, net (1)	92.0	(5.9)
Loss from equity method investment (1)	4.2	0.5
Other (1)	2.7	13.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	319.5	(54.2)
Inventory (1)	(315.0)	(126.2)
Prepaid expenses and other assets (1)	(100.0)	(346.9)
Accounts payable	22.0	88.5
Accrued compensation	(26.1)	(54.7)
Income taxes payable	83.9	(3.9)
Other accrued liabilities	(1.5)	17.1
Deferred revenue	101.3	50.6
Net cash provided by (used in) operating activities	534.5	(73.8)
Cash flows from investing activities:
Purchases of property and equipment	(83.2)	(49.5)
Proceeds from divestiture, net	—	89.1
Purchases of available-for-sale debt securities	(12.9)	(104.1)
Proceeds from sales of available-for-sale debt securities	23.9	74.8
Proceeds from maturities and redemptions of available-for-sale debt securities	128.8	218.8
Purchases of equity securities	(3.5)	(12.2)
Proceeds from sales of equity securities	7.8	3.3
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(3.9)
Funding of loan receivable	(7.7)	—
Other	1.5	1.4
Net cash provided by investing activities	54.7	217.7
Cash flows from financing activities:
Repurchase and retirement of common stock	(271.3)	(226.3)
Proceeds from issuance of common stock	31.6	29.1
Payment of dividends	(140.5)	(134.8)
Payment of debt issuance costs	(1.3)	—
Net cash used in financing activities	(381.5)	(332.0)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	1.8	(14.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	209.5	(202.1)
Cash, cash equivalents, and restricted cash at beginning of period	897.7	942.7
Cash, cash equivalents, and restricted cash at end of period	$1,107.2	$740.6
Non-cash investing activity:
Equity method investment	$—	$40.3
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2023	321.4	$6,808.1	$8.3	$(2,381.2)	$4,435.2
Net income	—	—	—	24.4	24.4
Other comprehensive income, net	—	—	22.8	—	22.8
Issuance of common stock	0.5	0.5	—	—	0.5
Repurchase and retirement of common stock	(4.1)	(50.9)	—	(69.1)	(120.0)
Share-based compensation expense	—	61.9	—	—	61.9
Payments of cash dividends ($0.22 per share of common stock)	—	(69.9)	—	—	(69.9)
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9

	Three Months Ended June 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2022	322.8	$6,933.1	$11.7	$(2,677.9)	$4,266.9
Net income	—	—	—	113.4	113.4
Other comprehensive loss, net	—	—	(11.8)	—	(11.8)
Issuance of common stock	0.7	0.5	—	—	0.5
Repurchase and retirement of common stock	(3.1)	(39.1)	—	(60.9)	(100.0)
Share-based compensation expense	—	47.0	—	—	47.0
Payments of cash dividends ($0.21 per share of common stock)	—	(67.3)	—	—	(67.3)
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	109.8	109.8
Other comprehensive income, net	—	—	26.9	—	26.9
Issuance of common stock	3.8	31.6	—	—	31.6
Repurchase and retirement of common stock	(8.9)	(111.1)	—	(160.2)	(271.3)
Share-based compensation expense	—	123.3	—	—	123.3
Payments of cash dividends ($0.44 per share of common stock)	—	(140.5)	—	—	(140.5)
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9

	Six Months Ended June 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	169.1	169.1
Other comprehensive income, net	—	—	2.0	—	2.0
Issuance of common stock	5.5	29.1	—	—	29.1
Repurchase and retirement of common stock	(6.7)	(85.4)	—	(140.9)	(226.3)
Share-based compensation expense	—	92.7	—	—	92.7
Payments of cash dividends ($0.42 per share of common stock)	—	(134.8)	—	—	(134.8)
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2023 and December 31, 2022 (in millions):

	As of June 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$19.5	$—	$(0.7)	$18.8	$37.8	$—	$(1.2)	$36.6
Corporate debt securities	155.6	—	(3.7)	151.9	277.5	—	(7.1)	270.4
Commercial paper	11.4	—	—	11.4	—	—	—	—
Foreign government debt securities	5.2	—	(0.3)	4.9	8.8	—	(0.4)	8.4
Time deposits	352.5	—	—	352.5	70.6	—	—	70.6
U.S. government agency securities	17.7	—	(0.2)	17.5	18.6	—	(0.6)	18.0
U.S. government securities	6.0	—	(0.1)	5.9	9.0	—	(0.2)	8.8
Total fixed income securities	567.9	—	(5.0)	562.9	422.3	—	(9.5)	412.8
Privately-held debt and redeemable preferred stock securities	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total available-for-sale debt securities	$588.6	$37.4	$(5.0)	$621.0	$437.8	$37.4	$(9.5)	$465.7

Reported as:
Cash equivalents	$362.0	$—	$—	$362.0	$70.6	$—	$—	$70.6
Short-term investments	141.2	—	(2.6)	138.6	205.9	—	(3.3)	202.6
Long-term investments	64.7	—	(2.4)	62.3	145.8	—	(6.2)	139.6
Other long-term assets	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total	$588.6	$37.4	$(5.0)	$621.0	$437.8	$37.4	$(9.5)	$465.7

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$503.2	$500.6
Due between one and five years	64.7	62.3
Total	$567.9	$562.9

As of June 30, 2023, the Company's unrealized loss of $5.0 million resulted from 163 investments, of which losses aggregating $0.1 million were from investments in an unrealized loss position for less than 12 months, and $4.9 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and six months ended June 30, 2023 and June 30, 2022.

During the three and six months ended June 30, 2023 and June 30, 2022, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2023 and December 31, 2022 (in millions):

	As of
	June 30, 2023	December 31, 2022
Equity investments with readily determinable fair value:
Money market funds	$445.8	$420.8
Mutual funds	34.6	28.1
Publicly-traded equity securities	6.0	7.7
Equity investments without readily determinable fair value	38.4	137.7
Equity investment under the equity method of accounting	31.8	36.0
Total equity securities	$556.6	$630.3

Reported as:
Cash equivalents	$445.8	$420.8
Short-term investments	6.0	7.7
Prepaid expenses and other current assets	2.8	2.4
Other long-term assets	102.0	199.4
Total	$556.6	$630.3

For the three and six months ended June 30, 2023 and June 30, 2022, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value.

For the three and six months ended June 30, 2023, there were no material unrealized gains and $92.2 million of unrealized losses for equity investments without readily determinable fair value. Unrealized losses represent the difference between the estimated fair values and the carrying values of equity investments without readily determinable fair value. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios. There were no material unrealized gains and losses for the three and six months ended June 30, 2022 for equity investments without readily determinable fair value.

For the three and six months ended June 30, 2023, the loss recognized from the equity method investment was $2.1 million and $4.2 million, respectively. For the three and six months ended June 30, 2022, the loss recognized from the equity method investment was $0.5 million.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of June 30, 2023, the carrying value of restricted cash and investments was $52.4 million, of which $18.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
million was included in prepaid expenses and other current assets, and $34.1 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,089.4	$880.1
Restricted cash included in prepaid expenses and other current assets	15.4	15.2
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$1,107.2	$897.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements at June 30, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$18.8	$—	$18.8	$—	$36.6	$—	$36.6
Corporate debt securities	—	151.9	—	151.9	—	270.4	—	270.4
Commercial paper	—	11.4	—	11.4	—	—	—	—
Foreign government debt securities	—	4.9	—	4.9	—	8.4	—	8.4
Time deposits	—	352.5	—	352.5	—	70.6	—	70.6
U.S. government agency securities	—	17.5	—	17.5	—	18.0	—	18.0
U.S. government securities	5.9	—	—	5.9	8.8	—	—	8.8
Privately-held debt and redeemable preferred stock securities	—	—	58.1	58.1	—	—	52.9	52.9
Total available-for-sale debt securities	5.9	557.0	58.1	621.0	8.8	404.0	52.9	465.7
Equity securities:
Money market funds	445.8	—	—	445.8	420.8	—	—	420.8
Mutual funds	34.6	—	—	34.6	28.1	—	—	28.1
Publicly-traded equity securities	6.0	—	—	6.0	7.7	—	—	7.7
Total equity securities	486.4	—	—	486.4	456.6	—	—	456.6
Derivative assets:
Foreign exchange contracts	—	8.1	—	8.1	—	1.3	—	1.3
Interest rate contracts	—	121.5	—	121.5	—	125.4	—	125.4
Total derivative assets	—	129.6	—	129.6	—	126.7	—	126.7
Total assets measured at fair value on a recurring basis	$492.3	$686.6	$58.1	$1,237.0	$465.4	$530.7	$52.9	$1,049.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(18.4)	$—	$(18.4)	$—	$(37.6)	$—	$(37.6)
Interest rate contracts	—	(87.0)	—	(87.0)	—	(87.4)	—	(87.4)
Total derivative liabilities	—	(105.4)	—	(105.4)	—	(125.0)	—	(125.0)
Total liabilities measured at fair value on a recurring basis	$—	$(105.4)	$—	$(105.4)	$—	$(125.0)	$—	$(125.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$445.8	$361.9	$—	$807.7	$420.8	$70.6	$—	$491.4
Short-term investments	10.9	133.8	—	144.7	14.6	195.7	—	210.3
Long-term investments	1.0	61.3	—	62.3	1.9	137.7	—	139.6
Prepaid expenses and other current assets	2.8	4.1	—	6.9	2.4	0.8	—	3.2
Other long-term assets	31.8	125.5	58.1	215.4	25.7	125.9	52.9	204.5
Total assets measured at fair value	$492.3	$686.6	$58.1	$1,237.0	$465.4	$530.7	$52.9	$1,049.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(15.4)	$—	$(15.4)	$—	$(32.5)	$—	$(32.5)
Other long-term liabilities	—	(90.0)	—	(90.0)	—	(92.5)	—	(92.5)
Total liabilities measured at fair value on a recurring basis	$—	$(105.4)	$—	$(105.4)	$—	$(125.0)	$—	$(125.0)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and six months ended June 30, 2023, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and six months ended June 30, 2023, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of June 30, 2023, downward adjustments for equity securities without readily determinable fair value were $92.2 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,509.4 million and $1,485.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Derivative Instruments

The Company uses derivative instruments to manage a variety of risks, including risks related to fluctuations in foreign currency exchange rates and interest rates on debt instruments. The Company does not use derivative financial instruments for speculative purposes.

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$864.7	$775.9
Interest rate lock contracts	650.0	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	2,114.7	2,025.9

Non-designated derivatives	178.2	163.5
Total	$2,292.9	$2,189.4

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.0	$0.7
Foreign currency contracts	Other long-term assets	4.0	0.5
Interest rate lock contracts	Other long-term assets	121.5	125.4
Total derivatives designated as hedging instruments		$129.5	$126.6
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$129.6	$126.7
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$15.3	$32.3
Foreign currency contracts	Other long-term liabilities	3.0	5.1
Interest rate swap contracts	Other long-term liabilities	87.0	87.4
Total derivatives designated as hedging instruments		$105.3	$124.8
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.2
Total derivative liabilities		$105.4	$125.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $74.5 million and $73.8 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swaps, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into swaps for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the swaps entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in March 2041. The interest rate swaps will expire within seven years.

In 2020, the Company entered into interest rate locks with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges and are expected to terminate within three years.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $17.1 million and $7.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments during the three and six months ended June 30, 2023, respectively. The Company recognized an unrealized gain of $7.2 million and $35.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2022, respectively.

For foreign currency contracts, the Company reclassified a loss of $7.2 million and $15.0 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023, respectively, and a loss of $3.5 million and $3.1 million for the comparable periods ended June 30, 2022, respectively. As of June 30, 2023, an estimated $11.2 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to seven months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and six months ended June 30, 2023 and June 30, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2023	December 31, 2022
Production and service materials	$683.8	$479.6
Finished goods	274.1	163.3
Total inventory	$957.9	$642.9

Reported as:
Inventory	$925.7	$619.4
Other long-term assets (1)	32.2	23.5
Total inventory	$957.9	$642.9
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond twelve months.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	June 30, 2023	December 31, 2022
Contract manufacturer deposits	$403.0	$434.7
Prepaid expenses	130.2	104.3
Other current assets	149.5	141.0
Total prepaid expenses and other current assets	$682.7	$680.0

Warranties

Changes during the six months ended June 30, 2023 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2022	$29.5
Provisions made during the period	15.7
Actual costs incurred during the period	(16.0)
Balance as of June 30, 2023	$29.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Deferred product revenue	$91.3	$108.8
Deferred service revenue	1,673.9	1,554.3
Total	$1,765.2	$1,663.1
Reported as:
Current	$1,037.9	$1,020.5
Long-term	727.3	642.6
Total	$1,765.2	$1,663.1

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $18.1 million and $37.3 million included in deferred revenue at January 1, 2023 were recognized during the three and six months ended June 30, 2023, respectively. Service revenue of $252.6 million and $567.8 million included in deferred revenue at January 1, 2023 were recognized during the three and six months ended June 30, 2023, respectively.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements. The Company's RPO does not include backlog.

The following table summarizes the breakdown of RPO as of June 30, 2023 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$94.6	$77.4	$13.8	$3.4
Service	1,685.2	972.1	543.3	169.8
Total	$1,779.8	$1,049.5	$557.1	$173.2

Deferred Contract Cost

The Company capitalizes direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. The Company incurs these costs in connection with both initial contracts and renewals. These costs are initially deferred, recorded as prepaid expenses and other current assets or other long-term assets, and are amortized over a period of benefit, which is typically over the term of the customer contracts or when product is delivered and revenue recognized. Commission expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

Deferred contract cost was $43.8 million as of June 30, 2023. For the three and six months ended June 30, 2023, amortization expense associated with the deferred commissions was $13.1 million and $21.2 million respectively, and there were no impairment charges recognized.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$11.7	$3.3	$21.2	$5.9
Interest expense	(19.7)	(13.4)	(38.9)	(25.9)
Gain (loss) on other investments, net (1)	1.2	(5.7)	1.9	(9.0)
Other	(0.6)	1.8	(0.4)	2.1
Other expense, net	$(7.4)	$(14.0)	$(16.2)	$(26.9)
__________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

During the first half of 2023, the Company initiated a restructuring plan designed to realign its workforce with the Company's sales strategy and enable reinvestment in certain key priority areas, which resulted in workforce reductions and contract termination costs. As of June 30, 2023, activities under the Company's approved restructuring plan are expected to be substantially completed by the end of 2023.

The following table provides a summary of changes in the restructuring liabilities (in millions):

	December 31, 2022	Charges	Cash Payments	Other	June 30, 2023
Severance	$3.0	$7.2	$(3.5)	$—	$6.7
Contract terminations and facility exit-related	3.1	8.8	(4.0)	1.4	9.3
Total	$6.1	$16.0	$(7.5)	$1.4	$16.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	June 30, 2023	December 31, 2022
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(10.4)	(11.3)
Hedge accounting fair value adjustments(*)			(87.0)	(87.4)
Total			$1,602.6	$1,601.3
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

As of June 30, 2023, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In June 2023, the Company entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for general corporate purposes. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility replaced the previous $500.0 million revolving credit facility entered into in April 2019, which was scheduled to expire in April 2024, but was terminated concurrently with the establishment of the new credit agreement. The previous revolving credit facility had no outstanding balance at termination.

Revolving loans will bear interest, at the Company’s option, at either (i) a per annum rate equal to (x) with respect to borrowings in U.S. dollars, the adjusted term Secured Overnight Financing Rate ("SOFR"), (y) with respect to borrowings in Euros, the adjusted Euro Interbank Offered Rate ("EURIBOR"), and (z) with respect to borrowings in pounds sterling, daily simple Sterling Overnight Index Average ("SONIA"), in each case, plus a margin of between 0.875% and 1.500%, depending on the Company’s public debt rating, or (ii) with respect to borrowings in U.S. dollars, a per annum rate equal to the Base Rate plus a margin of between 0.000% and 0.500%, depending on the Company’s public debt rating. Base Rate is defined as the greatest of (A) the Wall Street Journal prime rate, (B) the greater of the U.S. federal funds rate and the overnight bank funding

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
rate plus 0.500% and (C) the adjusted term SOFR for a period of one month plus 1.00%. The Revolving Credit Facility also requires payment of a commitment fee on undrawn amounts at a rate of 0.075% to 0.225%, depending on the Company’s public debt rating.

The Revolving Credit Facility requires the Company to maintain a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, the Company is permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters). As of June 30, 2023, the Company was in compliance with all covenants in the credit agreement.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends:
Per share	$0.22	$0.21	$0.44	$0.42
Amount	$69.9	$67.3	$140.5	$134.8

Repurchased under the 2018 Stock Repurchase Program:
Shares	4.1	3.1	8.6	6.3
Average price per share	$29.23	$32.16	$30.26	$33.38
Amount	$120.0	$100.0	$260.0	$212.2

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2023, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $69.9 million and $140.5 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2023.

Stock Repurchase Activities

During the six months ended June 30, 2023, the Company repurchased 8.6 million shares of its common stock in the open market at an average price of $30.26 per share for an aggregate purchase price of $260.0 million under the 2018 Stock Repurchase Program.

As of June 30, 2023, there was approximately $0.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the six months ended June 30, 2023 and June 30, 2022, repurchases associated with tax withholdings were $11.4 million and $14.1 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the six months ended June 30, 2023 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
Other comprehensive income before reclassifications	3.7	7.1	1.7	12.5
Amount reclassified from accumulated other comprehensive income	—	14.4	—	14.4
Other comprehensive income, net	3.7	21.5	1.7	26.9
Balance as of June 30, 2023	$25.5	$83.0	$(77.4)	$31.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In May 2023, the Company's stockholders approved an additional 7.0 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan. As of June 30, 2023, 7.8 million and 4.9 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the six months ended June 30, 2023 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	20.2	$26.78
Granted(*)	3.4	30.70
Vested	(2.3)	26.52
Canceled	(1.1)	25.72
Balance as of June 30, 2023	20.2	$27.53	1.0	$635.4
________________________________
(*)    Includes 1.6 million service-based, 1.4 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues - Product	$1.7	$1.2	$3.4	$2.6
Cost of revenues - Service	4.7	3.7	9.4	8.2
Research and development	26.1	19.3	51.8	35.9
Sales and marketing	19.4	12.4	38.0	24.9
General and administrative	10.1	10.6	20.3	20.8
Total	$62.0	$47.2	$122.9	$92.4

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$0.6	$1.6	$1.4	$3.1
RSUs, RSAs, and PSAs	54.9	40.9	107.9	79.4
ESPP purchase rights	6.5	4.7	13.6	9.9
Total	$62.0	$47.2	$122.9	$92.4

As of June 30, 2023, the total unrecognized compensation cost related to unvested share-based awards was $337.1 million to be recognized over a weighted-average period of 1.75 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer Solutions:
Automated WAN Solutions	$474.6	$462.9	$949.1	$853.6
Cloud-Ready Data Center	200.3	200.9	393.9	389.7
AI-Driven Enterprise	371.1	227.3	688.1	441.3
Hardware Maintenance and Professional Services	384.1	378.5	770.8	753.2
Total	$1,430.1	$1,269.6	$2,801.9	$2,437.8

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cloud	$311.0	$331.0	$575.9	$638.0
Service Provider	473.6	470.8	1,023.5	898.8
Enterprise	645.5	467.8	1,202.5	901.0
Total	$1,430.1	$1,269.6	$2,801.9	$2,437.8

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Americas:
United States	$776.3	$691.0	$1,509.9		$1,294.6
Other	72.3	57.6	137.2		109.0
Total Americas	848.6	748.6	1,647.1	0	1,403.6
Europe, Middle East, and Africa	354.6	337.2	724.5		671.1
Asia Pacific	226.9	183.8	430.3		363.1
Total	$1,430.1	$1,269.6	$2,801.9		$2,437.8

For the three and six months ended June 30, 2023 and June 30, 2022, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$41.5	$145.5	$148.6	$191.1
Income tax provision	$15.0	$31.6	$34.6	$21.5
Effective tax rate	36.2%	21.7%	23.3%	11.3%

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

The Company’s effective tax rate for the six months ended June 30, 2023 increased primarily due to tax expense on adjustments for certain privately-held investments.

The Company’s effective tax rate for the six months ended June 30, 2022 includes the net effect of the gain recognized on divestiture of the Company's silicon photonics business, one-time benefits from tax legislative changes, and excess tax benefits associated with stock-based compensation.

As of June 30, 2023, the current domestic tax payable was $269.2 million. This is primarily composed of the current year federal tax accrual and transition tax installment for which payment has been postponed until October 2023 in accordance with a current year Internal Revenue Service announcement.

As of June 30, 2023, the total amount of gross unrecognized tax benefits was $117.8 million.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$24.4	$113.4	$109.8	$169.1
Denominator:
Weighted-average shares used to compute basic net income per share	319.3	321.0	320.8	321.1
Dilutive effect of employee stock awards	6.7	7.1	6.8	8.2
Weighted-average shares used to compute diluted net income per share	326.0	328.1	327.6	329.3
Net income per share:
Basic	$0.08	$0.35	$0.34	$0.53
Diluted	$0.07	$0.35	$0.34	$0.51

Anti-dilutive shares	3.9	2.9	3.8	1.2

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,732.3 million as of June 30, 2023.

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

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation was $250.6 million, of which $113.4 million remains in long-term income taxes payable as of June 30, 2023.

As of June 30, 2023, the Company also had $83.7 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On July 27, 2023, the Company announced a cash dividend of $0.22 per share of common stock to be paid on September 22, 2023 to stockholders of record as of the close of business on September 1, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, economic, and market outlook, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. All statements other than statement of historical facts are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current worldwide economic uncertainty, inflation, monetary policy shifts, recession risks, and other disruptions due to geopolitical conditions and global health emergencies, continuing supply chain challenges, and our ability to successfully manage the associated demand, supply, and operational impacts, such as excess inventory, as well as our expectations regarding backlog, customer and product mix, changes in overall technology spending by our customers, the timing of orders and their fulfillment, business and economic conditions in the networking industry, and our overall future prospects. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

•AI-Driven Enterprise encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes Session Smart Router, Branch SRX and Network Access Control solutions.

•Automated WAN Solutions includes MX and PTX product lines, and the ACX product line targeting the Metro market. It also includes Paragon Active Assurance, formerly known as Netrounds, which is now part of Paragon Automation, our WAN Automation suite.

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

Global Component Shortage Update

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, global supply chain constraints and component parts shortages resulted in extended lead times of certain products to our customers and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. These shortages also resulted in elevated component costs, logistics costs, and inventory balances, which had a negative impact on our gross margin and operating cash flows. While industry-wide supply constraints for certain components remain, we continued to see an overall improvement of such constraints in the second quarter of 2023. Our extended lead times and elevated component and logistic costs also continued to improve during the second quarter of 2023. We continue to execute on our risk mitigation plan to resolve any remaining challenges and to further enhance our supply chain resiliency.

The strength in previous product orders was caused in-part by certain customers placing orders early in an effort to secure supply due to global component shortages. As a result, we experienced significantly elevated backlog1 levels in fiscal 2021 and 2022. In the first half of 2023, we saw a decline in product orders as our customers consumed previously placed orders and normalized their buying patterns. We expect our backlog to continue to decline in 2023 while remaining at elevated levels, due to customer delivery schedules or residual supply chain challenges.

While the situation is dynamic, we expect continued weakness in ordering as customers consume previously placed orders, and projects get pushed out to future periods due to the current macroeconomic environment. Our overall performance also depends in-part on worldwide economic conditions, including inflation, monetary policy shifts, recession risks, and other disruptions due to geopolitical conditions and the impacts of such conditions on our customers. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion.
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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenues	$1,430.1	$1,269.6	$160.5	13%	$2,801.9	$2,437.8	$364.1	15%
Gross margin	$813.1	$694.1	$119.0	17%	$1,584.3	$1,343.5	$240.8	18%
Percentage of net revenues	56.9%	54.7%			56.5%	55.1%
Operating income	$141.1	$107.8	$33.3	31%	$256.8	$166.3	$90.5	54%
Percentage of net revenues	9.9%	8.5%			9.2%	6.8%
Net income	$24.4	$113.4	$(89.0)	(78)%	$109.8	$169.1	$(59.3)	(35)%
Percentage of net revenues	1.7%	8.9%			3.9%	6.9%
Net income per share:
Basic	$0.08	$0.35	$(0.27)	(77)%	$0.34	$0.53	$(0.19)	(36)%
Diluted	$0.07	$0.35	$(0.28)	(80)%	$0.34	$0.51	$(0.17)	(33)%

Operating cash flows					$534.5	$(73.8)	$608.3	(824)%
Stock repurchase plan activity	$120.0	$100.0	$20.0	20%	$260.0	$212.2	$47.8	23%
Cash dividends declared per common stock	$0.22	$0.21	$0.01	5%	$0.44	$0.42	$0.02	5%
DSO	57	74	(17)	(23)%

					As of
					June 30, 2023	December 31, 2022	$ Change	% Change
Deferred revenue:
Deferred product revenue					$91.3	$108.8	$(17.5)	(16)%
Deferred service revenue					1,673.9	1,554.3	119.6	8%
Total					$1,765.2	$1,663.1	$102.1	6%

Deferred revenue from customer solutions(*)					$680.3	$632.8	$47.5	8%
Deferred revenue from hardware maintenance and professional services					1,084.9	1,030.3	54.6	5%
Total					$1,765.2	$1,663.1	$102.1	6%

(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during the three and six months ended June 30, 2023, compared to the same periods in 2022, driven by the Enterprise and Service Provider verticals, partially offset by decline in the Cloud vertical. The growth in the Enterprise vertical was driven by the growth in all customer solutions, and the growth in the Service Provider vertical was primarily driven by Automated WAN Solutions and AI-Driven Enterprise. The decline in the Cloud vertical was primarily due to Cloud-Ready Data Center and Automated WAN Solutions. Service net revenues increased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily driven by strong sales of SaaS and software subscriptions.

Of our top ten customers for the second quarter of 2023, six were in Cloud, three were in Service Provider, and one was in Enterprise. All of these customers were located in the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to the easing of elevated logistics and other supply chain costs and pricing actions.

•Operating Margin: Operating income as a percentage of net revenues increased primarily due to higher revenue and the drivers described in the gross margin discussion above, partially offset by higher personnel-related expenses driven by an increase in headcount.

•Operating Cash Flows: Net cash provided by operations was $534.5 million during the six months ended June 30, 2023, while net cash used in operations was $73.8 million during the six months ended June 30, 2022. The increase in operating cash inflows was primarily due to higher customer collections and lower cash taxes, partially offset by higher supplier payments.

•Capital Return: We continue to return capital to our stockholders. During the six months ended June 30, 2023, we repurchased 8.6 million shares of our common stock in the open market at an average price of $30.26 per share for an aggregate purchase price of $260.0 million. During the three and six months ended June 30, 2023, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $69.9 million and $140.5 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to improved invoicing linearity and higher revenue.

•Deferred Revenue: Total deferred revenue increased as of June 30, 2023, compared to December 31, 2022, primarily driven by the timing of contract renewals and increase in deferrals of SaaS and software license subscriptions.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$474.6	$462.9	$11.7	3%	$949.1	$853.6	$95.5	11%
Percentage of net revenues	33.2%	36.5%			33.9%	35.0%
Cloud-Ready Data Center	200.3	200.9	(0.6)	—%	393.9	389.7	4.2	1%
Percentage of net revenues	14.0%	15.8%			14.1%	16.0%
AI-Driven Enterprise	371.1	227.3	143.8	63%	688.1	441.3	246.8	56%
Percentage of net revenues	25.9%	17.9%			24.6%	18.1%
Hardware Maintenance and Professional Services	384.1	378.5	5.6	1%	770.8	753.2	17.6	2%
Percentage of net revenues	26.9%	29.8%			27.4%	30.9%
Total net revenues	$1,430.1	$1,269.6	$160.5	13%	$2,801.9	$2,437.8	$364.1	15%

Cloud	$311.0	$331.0	$(20.0)	(6)%	$575.9	$638.0	$(62.1)	(10)%
Percentage of net revenues	21.8%	26.1%			20.6%	26.2%
Service Provider	473.6	470.8	2.8	1%	1,023.5	898.8	124.7	14%
Percentage of net revenues	33.1%	37.1%			36.5%	36.8%
Enterprise	645.5	467.8	177.7	38%	1,202.5	901.0	301.5	33%
Percentage of net revenues	45.1%	36.8%			42.9%	37.0%
Total net revenues	$1,430.1	$1,269.6	$160.5	13%	$2,801.9	$2,437.8	$364.1	15%

Americas:
United States	$776.3	$691.0	$85.3	12%	$1,509.9	$1,294.6	$215.3	17%
Other	72.3	57.6	14.7	26%	137.2	109.0	28.2	26%
Total Americas	848.6	748.6	100.0	13%	1,647.1	1,403.6	243.5	17%
Percentage of net revenues	59.3%	59.0%			58.8%	57.6%
EMEA	354.6	337.2	17.4	5%	724.5	671.1	53.4	8%
Percentage of net revenues	24.8%	26.6%			25.9%	27.5%
APAC	226.9	183.8	43.1	23%	430.3	363.1	67.2	19%
Percentage of net revenues	15.9%	14.4%			15.3%	14.9%
Total net revenues	$1,430.1	$1,269.6	$160.5	13%	$2,801.9	$2,437.8	$364.1	15%

Three Months Ended June 30, 2023 compared with the Three Months Ended June 30, 2022

Total net revenues increased primarily due to increases in AI-Driven Enterprise and Automated WAN Solutions, mainly driven by higher sales volume, and to a lesser extent, list-price modifications that we made in 2022.

The AI-Driven Enterprise revenue increased across all verticals.

The Automated WAN Solutions revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Total net revenues increased across all customer solutions, mainly driven by higher sales volume, and to a lesser extent, list-price modifications that we made in 2022.

The AI-Driven Enterprise revenue increased across all verticals.

The Automated WAN Solutions revenue increase was primarily driven by Service Provider and Enterprise, partially offset by a decline in Cloud.

The Cloud-Ready Data Center revenue increase was primarily driven by Enterprise, partially offset by a decline in Cloud.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Software and Related Services	$318.3	$213.4	$104.9	49%	$550.5	$441.5	$109.0	25%
Percentage of net revenues	22.3%	16.8%			19.6%	18.1%
Total Security	$167.6	$158.6	$9.0	6%	$349.2	$319.6	$29.6	9%
Percentage of net revenues	11.7%	12.5%			12.5%	13.1%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product gross margin	$492.5	$407.9	$84.6	21%	$950.2	$773.7	$176.5	23%
Percentage of product revenues	51.1%	48.6%			50.7%	48.8%
Service gross margin	320.6	286.2	34.4	12%	634.1	569.8	64.3	11%
Percentage of service revenues	68.7%	66.6%			68.5%	66.7%
Total gross margin	$813.1	$694.1	$119.0	17%	$1,584.3	$1,343.5	$240.8	18%
Percentage of net revenues	56.9%	54.7%			56.5%	55.1%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, in prior periods, our logistics and other supply chain-related costs increased due to the global semiconductor shortage, and we started to see cost improvement in 2023 due to the overall reduction in industry-wide supply constraints. For more information on the supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended June 30, 2023 compared with the Three Months Ended June 30, 2022

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to the easing of elevated logistics and other supply chain costs, favorable software mix and pricing actions, partially offset by higher inventory-related expenses. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions.

Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to the easing of elevated logistics and other supply chain costs and pricing actions, partially offset by higher inventory-related expenses. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$282.0	$244.3	$37.7	15%	$566.8	$492.9	$73.9	15%
Percentage of net revenues	19.7%	19.3%			20.2%	20.2%
Sales and marketing	308.3	274.3	34.0	12%	611.5	547.6	63.9	12%
Percentage of net revenues	21.5%	21.6%			21.8%	22.5%
General and administrative	65.2	67.2	(2.0)	(3)%	133.2	127.4	5.8	5%
Percentage of net revenues	4.6%	5.3%			4.8%	5.2%
Restructuring charges	16.5	0.5	16.0	N/M	16.0	9.3	6.7	72%
Percentage of net revenues	1.2%	—%			0.6%	0.4%
Total operating expenses	$672.0	$586.3	$85.7	15%	$1,327.5	$1,177.2	$150.3	13%
Percentage of net revenues	47.0%	46.2%			47.4%	48.3%
______________________
N/M - Not meaningful

Total operating expenses increased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to increases in personnel-related costs driven by higher headcount and due to higher restructuring costs.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain (loss) on privately-held investments, net	$(92.2)	$5.9	$(98.1)	N/M	$(92.0)	$5.9	$(97.9)	N/M
Percentage of net revenues	(6.4)%	0.5%			(3.3)%	0.2%
______________________
N/M - Not meaningful

The Company recognized an unrealized loss on its privately-held equity investments due to declines in fair values. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on divestiture	$—	$45.8	$(45.8)	N/M	$—	$45.8	$(45.8)	N/M
Percentage of net revenues	—%	3.6%			—%	1.9%
______________________
N/M - Not meaningful

During the six months ended June 30, 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest income	$11.7	$3.3	$8.4	255%	$21.2	$5.9	$15.3	259%
Interest expense	(19.7)	(13.4)	(6.3)	47%	(38.9)	(25.9)	(13.0)	50%
Gain (loss) on other investments, net (1)	1.2	(5.7)	6.9	N/M	1.9	(9.0)	10.9	N/M
Other	(0.6)	1.8	(2.4)	N/M	(0.4)	2.1	(2.5)	N/M
Total other expense, net	$(7.4)	$(14.0)	$6.6	(47)%	$(16.2)	$(26.9)	$10.7	(40)%
Percentage of net revenues	(0.5)%	(0.6)%			(0.6)%	(0.9)%
______________________
N/M - Not meaningful
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Total other expense, net, decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to higher interest income and net gains on investments, partially offset by higher interest expense and foreign currency losses.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax provision	$15.0	$31.6	$(16.6)	(53)%	$34.6	$21.5	$13.1	61%
Effective tax rate	36.2%	21.7%			23.3%	11.3%

The effective tax rate increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a reduced effective tax rate and an incremental cash tax payment of up to $150 million in 2023. The actual impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred. We estimate the impacts should gradually decrease over the five- and fifteen-year amortization periods.

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

Revolving Credit Facility

In June 2023, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Company's previous $500.0 million revolving credit facility was terminated concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of June 30, 2023, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of June 30, 2023, we had purchase commitments of $1,732.3 million, with $1,367.6 million payable within 12 months.

Tax Payments

During the six months ended June 30, 2023, we made tax payments of approximately $50 million. For the remainder of 2023, we may incur up to $150 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act. Additionally, a current year Internal Revenue Service announcement related to the California floods postponed our 2023 federal income tax payment deadlines until October 2023. As of June 30, 2023, we have deferred approximately $200 million of federal tax payments. Our cash payments for income taxes in the second half of this year will increase due to these deferred federal tax payments.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the six months ended June 30, 2023, we repurchased 8.6 million shares of our common stock in the open market at an average price of $30.26 per share for an aggregate purchase price of $260.0 million under the 2018 Stock Repurchase Program.

As of June 30, 2023, there was approximately $0.3 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting due to the office/hybrid collaboration model as the design of our processes and controls allow for remote execution with secure accessibility to our data.

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
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine as well as governmental sanctions imposed in response), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

We believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. In some prior periods, our operating results have been below our guidance, our long-term financial model, or the expectations of securities analysts or investors. This may happen again, and the price of our common stock may decline.

In addition, our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or the services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain or retain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, inflation, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. We have seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Our backlog may not be an accurate indicator of our level and timing of future revenues. Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew significantly and remained elevated in fiscal 2021 and 2022. As customer buying patterns normalize, order growth moderates, and supply chain conditions improve, we expect our backlog to reduce to approximate historical levels. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these and other events effectively, or if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could be adversely affected.

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

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses, and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the remaining effects of global health emergencies and the ongoing conflict between Russia and Ukraine, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

Our success depends upon our ability to effectively plan and manage our resources and scale and restructure our business. Our ability to successfully offer our products and services and execute on our growth strategy in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business and business models in a cost-effective manner. From time to time, we have increased investment in our business by increasing headcount, acquiring companies, and increasing our investment in research and development, sales and marketing, and other parts of our business. Conversely, from time to time, we have initiated restructuring plans to realign our workforce as a result of organizational and leadership changes, which resulted in restructuring charges. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, if we cannot evolve and scale our business and operations effectively, or if other unforeseen events occur, our business, financial condition, and results of operations could be adversely affected.

Our acquisitions or divestitures of businesses could disrupt our business and harm our financial condition and stock price, and equity issued as consideration for acquisitions may dilute the ownership of our stockholders. We have made, and may continue to make, acquisitions to enhance our business and invest significant resources to integrate the businesses we acquire. The success of each acquisition depends in part on our ability to realize business opportunities and manage risks, including, but not limited to: problems combining the purchased business operations, technologies or products, unanticipated costs, higher operating expenses, liabilities, litigation, diversion of management's time and attention, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains, failure of our due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

Acquisitions of high-technology companies are inherently risky and subject to uncertainties, including many factors outside of our control. As a result, our previous or future acquisitions may not be successful. We may not be able to successfully integrate any businesses, products, technologies, or personnel that we acquire or the transaction may not advance our business strategy as expected. Further, we may not realize anticipated revenues or other benefits associated with our acquisitions. In addition, we have divested, and may in the future divest, businesses, product lines, or assets. These transactions may also require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments. Any acquisitions or divestitures may materially adversely affect our business, operating results, or financial condition.

In connection with certain acquisitions, we may agree to issue common stock, or assume equity awards, which would dilute the ownership of our current stockholders; use a substantial portion of our cash resources; assume liabilities (both known and unknown); incur tax expenses; record goodwill and amortizable intangible assets as well as restructuring and other related expenses. We may incur additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs, thereby limiting our ability to borrow. Any of the foregoing factors could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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

Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software, subscriptions, and professional support and maintenance services. In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. Further, we build certain products only when orders are received. Since the volume of orders received late in any given fiscal quarter remains unpredictable, if orders for custom products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period or meet our expected quarterly revenues. Similarly, if we were to take actions or events occur, which encourage customers to place orders or accept deliveries earlier than anticipated, our ability to meet our expected revenues in future quarters could be adversely affected. We also determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. Any failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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
•issues related to cloud-specific regulatory requirements in certain countries including the U.S.,UK, EU, and APAC countries.
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

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufacturers and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there is a worldwide shortage of key components, such as semiconductor products, that has caused us to experience increased prices and extended lead times. The shortage of semiconductors has caused a significant disruption to our production schedule and may give rise to a substantial adverse effect on our financial condition or results of operations. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming, and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. We have contracts with our manufacturers that include terms to protect us in the event of an early termination, yet we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, government sanctions, disruptions to our supply chain, cyberattacks, cyberwarfare, pandemics, regional health emergencies, regional climate-related events, or regional conflicts.

•Single-Source Suppliers. We rely on single or limited sources for many of our components due to technology, availability, price, quality, scale or customization needs. Any supplier could discontinue manufacturing components that we use in our products, which may cause us to either suspend delivery of certain products to our customers, discontinue certain products, or incur additional costs to redesign our products that incorporate discontinued components. In addition, there has been consolidation among certain suppliers of our components. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts and may impact our gross margins.

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, including fuel prices and increases in prices due to inflation, the imposition of regulations, quotas or embargoes or tariffs on components, labor stoppages, transportation delays, including due to labor strikes, or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

•Component Supply Forecast. We provide demand forecasts for our products to our manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our manufacturers may assess charges, or we may have liabilities for excess inventory or raw materials, each of which could negatively affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products. This could increase costs or delay or interrupt the manufacturing of our products, resulting in delays in shipments and deferral or loss of revenues and could negatively impact customer satisfaction. Any future spike in growth in our business, in the use of certain components we share in common with other companies, in IT spending, or in the economy in general, is likely to create greater short-term pressure on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, we may not be able to secure enough components at reasonable prices or of acceptable quality to build and deliver products in a timely manner, and our revenues, gross margins, and customer relationships could suffer.

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

•Impact due to Global Health Emergencies. Delays in production and in product deliveries due to global health emergencies or pandemics have adversely affected our business and may adversely affect our business, financial condition, and results of operations in the future. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and has previously resulted in and may in the future result in an increase in accelerated ordering for certain of our products.

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

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel. Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales, marketing, and support personnel. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant and may cause us to incur increased compensation expenses to attract and retain employees with the skills to support our business needs. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations, and future growth prospects could suffer.

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

Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters. There is an increasing focus from U.S. and foreign government agencies, investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, including sustainable products. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other related matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of our ESG initiatives and our ESG disclosures. We could fail, or be perceived to fail, in our achievement of these initiatives and goals as a result of rapidly evolving customer demands and ESG definitions, rules, and regulations, including the SEC's proposed rules related to emissions disclosures and other ESG matters, such as internal planning issues and factors that are beyond our control, including those involving third parties. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Our reputation or other aspects of our business could be negatively impacted by all such matters, with potential material adverse effects.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including commercial transactions, employment matters, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, U.S. government agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition, or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. The rapid development and deployment of tools that leverage artificial intelligence (“AI”) is also causing governments to consider regulation of AI, even for AI that does not pertain to personal data. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

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

Moreover, our commercial customers may be subject to regulations and our business and financial condition could be adversely affected by changes in such regulations. Further, we could be affected by new laws or regulations on access to or commerce on IP networks in jurisdictions where we market our solutions. Regulations governing the range of services and business models that can be offered by service providers or cloud provider companies could adversely affect those customers' needs for products. Also, many jurisdictions have or are evaluating regulations relating to cybersecurity, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment. Additionally, certain countries where our customers operate may require that our products sold in that country be made locally or made in particular geographies, or satisfy local regulations for critical infrastructure projects, either of which could impact our ability to compete in those markets and may also negatively impact our margins due to the costs incurred to comply with these requirements.

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

•Both U.S. federal and state, and non-U.S. governments are considering laws and regulations governing AI and machine learning tools that leverage commercial and consumer data, such as the EU's draft Artificial Intelligence Act. These laws may impact some of our products and services, internal business processes and applications, and procurement of vendor solutions. This may increase our liability risks and cause us to incur additional costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of June 30, 2023, our goodwill was $3,734.4 million, and our purchased intangible assets were $126.2 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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
•the impact of adverse public health emergencies, such as the COVID-19 pandemic or other pandemics, in the countries in which we operate or where our customers are located; and
•theft or unauthorized use or publication of our intellectual property and other confidential business information.

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

There are risks associated with our outstanding and future indebtedness. As of June 30, 2023, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval. The Credit Agreement replaced the previous $500.0 million revolving credit facility entered into in April 2019, which was scheduled to expire in April 2024, but was terminated concurrently with the establishment of the Credit Agreement.

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

The indenture that governs the Notes contains various covenants that limit our ability and the ability of our subsidiaries to, among other things: grant liens, incur sale and leaseback transactions, and consolidate or merge with or into, or sell substantially all of our assets to another person. Further, the Credit Agreement contains one financial covenant along with customary affirmative and negative covenants that include the following:

•maintenance of a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, we are permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters); and
•covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type.

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

Our investments are subject to risks, which may cause losses and affect the liquidity of these investments. We have substantial investments in asset-backed and mortgage-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have investments in privately-held companies, including equity and debt securities. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates, or if the decline in fair value related to creditworthiness of our publicly traded debt investments is judged to be material, or due to certain inherent risks involved in investments in early-stage privately-held companies. For example, we have recognized and may in the future recognize an unrealizable loss on an investment if we determine that an investment without readily determinable fair value is not likely to be recovered. In addition, should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns, which could have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum. The exclusive forum provisions in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees, which may discourage such lawsuits against us and our current or former directors, officers, and other employees. These provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act or any other claim for which the federal courts have exclusive or concurrent jurisdiction. Alternatively, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended June 30, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
April 1 - April 30, 2023	0.3	$30.0	0.3	$443.7
May 1 - May 31, 2023	3.8	$29.2	3.8	$332.0
June 1 - June 30, 2023	—	n/a	—	$332.0
Total	4.1		4.1

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Rami Rahim, CEO and Director(3)	May 27, 2023	Rule 10b5-1 Trading Arrangement	Up to 150,000 shares to be sold	June 6, 2024(4)	N/A	N/A

(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (i) the completion of all purchases or sales or (ii) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(3) The shares are held by the Rahim Family Trust, over which the officer shares investment and voting control.
(4) This arrangement also provides for termination in the event (i) the arrangement does not comply with the Rule or other applicable laws, (ii) the officer has not complied with the terms of the arrangement, (iii) the representations and warranties made by the officer in the arrangement are not true and correct or can no longer be made, (iv) of death, dissolution, liquidation, bankruptcy or insolvency of the officer or the Company, (v) public announcement of the closing of a merger, recapitalization, acquisition, tender or exchange offer, or other business combination or reorganization resulting in the exchange or conversion of the common stock of the Company into shares of another company, (vi) the stock of the Company is no longer listed on a national securities exchange, or (vii) the arrangement is terminated by the officer.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Amended and Restated Bylaws	8-K	3.1	001-34501	5/11/2023
10.1	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	5/11/2023
10.2	Credit Agreement, dated as of June 15, 2023, among Juniper Networks, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent*
10.3	Employment Offer Letter, dated September 27, 2022, between Juniper Networks, Inc. and Chris Kaddaras*+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

July 28, 2023	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)