Form 10-Q
period 2023-09-30
JUNIPER NETWORKS INC
filed 2023-10-27
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 318,868,479 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 25, 2023.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Product	$898.1	$967.5	$2,773.9	$2,551.6
Service	499.7	447.1	1,425.8	1,300.8
Total net revenues	1,397.8	1,414.6	4,199.7	3,852.4
Cost of revenues:
Product	445.6	478.6	1,371.2	1,289.0
Service	141.8	148.2	433.8	432.1
Total cost of revenues	587.4	626.8	1,805.0	1,721.1
Gross margin	810.4	787.8	2,394.7	2,131.3
Operating expenses:
Research and development	288.5	274.0	855.3	766.9
Sales and marketing	311.5	286.8	923.0	834.4
General and administrative	60.3	64.7	193.5	192.1
Restructuring charges	62.5	13.0	78.5	22.3
Total operating expenses	722.8	638.5	2,050.3	1,815.7
Operating income	87.6	149.3	344.4	315.6
Gain (loss) on privately-held investments, net (1) (2)	—	(0.1)	(92.0)	5.8
Gain on divestiture	—	—	—	45.8
Other expense, net (1)	(4.8)	(9.0)	(21.0)	(35.9)
Income before income taxes and loss from equity method investment	82.8	140.2	231.4	331.3
Income tax provision	5.0	16.6	39.6	38.1
Loss from equity method investment, net of tax	1.7	2.1	5.9	2.6
Net income	$76.1	$121.5	$185.9	$290.6

Net income per share:
Basic	$0.24	$0.38	$0.58	$0.90
Diluted	$0.24	$0.37	$0.57	$0.88
Weighted-average shares used to compute net income per share:
Basic	319.3	322.8	320.3	321.8
Diluted	323.8	328.9	326.3	329.3
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.
(2) Privately-held investments represent investments in privately-held debt and redeemable preferred stock securities and equity investments without readily determinable fair value.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,243.5	$880.1
Short-term investments	133.6	210.3
Accounts receivable, net of allowances	937.3	1,227.3
Inventory	976.3	619.4
Prepaid expenses and other current assets	580.6	680.0
Total current assets	3,871.3	3,617.1
Property and equipment, net	687.8	666.8
Operating lease assets	120.2	141.6
Long-term investments	40.9	139.6
Purchased intangible assets, net	109.0	160.5
Goodwill	3,734.3	3,734.4
Other long-term assets	841.3	866.7
Total assets	$9,404.8	$9,326.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$324.4	$347.4
Accrued compensation	221.6	306.1
Deferred revenue	1,037.6	1,020.5
Other accrued liabilities	653.2	404.9
Total current liabilities	2,236.8	2,078.9
Long-term debt	1,588.5	1,601.3
Long-term deferred revenue	802.4	642.6
Long-term income taxes payable	201.1	279.4
Long-term operating lease liabilities	90.7	117.7
Other long-term liabilities	154.1	131.7
Total liabilities	5,073.6	4,851.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 318.8 shares and 322.9 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,728.9	6,846.4
Accumulated other comprehensive income	22.1	4.2
Accumulated deficit	(2,419.8)	(2,375.5)
Total stockholders' equity	4,331.2	4,475.1
Total liabilities and stockholders' equity	$9,404.8	$9,326.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$185.9	$290.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	197.6	153.9
Depreciation, amortization, and accretion	147.4	165.4
Deferred income taxes (1)	(154.5)	(173.2)
Operating lease assets expense	30.5	30.3
Gain on divestiture	—	(45.8)
Loss (gain) on privately-held investments, net (1)	92.0	(5.8)
Loss from equity method investment	5.9	2.6
Impairment of assets (1)	26.1	5.8
Other (1)	(2.3)	10.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	289.7	(34.3)
Inventory (1)	(385.7)	(256.4)
Prepaid expenses and other assets (1)	193.3	(206.4)
Accounts payable	(21.9)	75.7
Accrued compensation	(82.5)	(85.9)
Income taxes payable	135.7	(11.2)
Other accrued liabilities	30.0	(4.6)
Deferred revenue	176.5	67.2
Net cash provided by (used in) operating activities	863.7	(22.0)
Cash flows from investing activities:
Purchases of property and equipment	(124.0)	(73.4)
Proceeds from divestiture, net	—	89.1
Purchases of available-for-sale debt securities	(28.1)	(104.1)
Proceeds from sales of available-for-sale debt securities	28.2	102.3
Proceeds from maturities and redemptions of available-for-sale debt securities	175.1	330.7
Purchases of equity securities	(5.5)	(15.5)
Proceeds from sales of equity securities	11.0	3.8
Payments for business acquisitions, net of cash and cash equivalents acquired	—	(3.9)
Funding of loan receivable	(7.7)	—
Other	1.8	2.2
Net cash provided by investing activities	50.8	331.2
Cash flows from financing activities:
Repurchase and retirement of common stock	(396.8)	(226.8)
Proceeds from issuance of common stock	61.7	56.8
Payment of dividends	(210.5)	(202.8)
Payment of debt issuance costs	(1.3)	—
Net cash used in financing activities	(546.9)	(372.8)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(4.1)	(29.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	363.5	(93.1)
Cash, cash equivalents, and restricted cash at beginning of period	897.7	942.7
Cash, cash equivalents, and restricted cash at end of period	$1,261.2	$849.6
Non-cash investing activity:
Equity method investment	$—	$40.3
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$76.1	$121.5	$185.9	$290.6
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	1.2	(0.8)	4.9	(8.2)
Net realized losses reclassified into net income	—	0.1	—	0.3
Net change on available-for-sale debt securities	1.2	(0.7)	4.9	(7.9)
Cash flow hedges:
Change in net unrealized gains and losses	(7.7)	(40.2)	(0.6)	(20.4)
Net realized losses reclassified into net income	6.0	9.0	20.4	13.1
Net change on cash flow hedges	(1.7)	(31.2)	19.8	(7.3)
Change in foreign currency translation adjustments	(8.5)	(20.6)	(6.8)	(35.3)
Other comprehensive (loss) income, net	(9.0)	(52.5)	17.9	(50.5)
Comprehensive income	$67.1	$69.0	$203.8	$240.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9
Net income	—	—	—	76.1	76.1
Other comprehensive loss, net	—	—	(9.0)	—	(9.0)
Issuance of common stock	5.5	30.1	—	—	30.1
Repurchase and retirement of common stock	(4.5)	(55.5)	—	(70.0)	(125.5)
Share-based compensation expense	—	74.6	—	—	74.6
Payments of cash dividends ($0.22 per share of common stock)	—	(70.0)	—	—	(70.0)
Balance at September 30, 2023	318.8	$6,728.9	$22.1	$(2,419.8)	$4,331.2

	Three Months Ended September 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2022	320.4	$6,874.2	$(0.1)	$(2,625.4)	$4,248.7
Net income	—	—	—	121.5	121.5
Other comprehensive loss, net	—	—	(52.5)	—	(52.5)
Issuance of common stock	4.1	27.7	—	—	27.7
Repurchase and retirement of common stock	—	(0.2)	—	(0.3)	(0.5)
Share-based compensation expense	—	61.2	—	—	61.2
Payments of cash dividends ($0.21 per share of common stock)	—	(68.0)	—	—	(68.0)
Balance at September 30, 2022	324.5	$6,894.9	$(52.6)	$(2,504.2)	$4,338.1

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	185.9	185.9
Other comprehensive income, net	—	—	17.9	—	17.9
Issuance of common stock	9.3	61.7	—	—	61.7
Repurchase and retirement of common stock	(13.4)	(166.6)	—	(230.2)	(396.8)
Share-based compensation expense	—	197.9	—	—	197.9
Payments of cash dividends ($0.66 per share of common stock)	—	(210.5)	—	—	(210.5)
Balance at September 30, 2023	318.8	$6,728.9	$22.1	$(2,419.8)	$4,331.2

	Nine Months Ended September 30, 2022
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	290.6	290.6
Other comprehensive loss, net	—	—	(50.5)	—	(50.5)
Issuance of common stock	9.6	56.8	—	—	56.8
Repurchase and retirement of common stock	(6.7)	(85.6)	—	(141.2)	(226.8)
Share-based compensation expense	—	153.9	—	—	153.9
Payments of cash dividends ($0.63 per share of common stock)	—	(202.8)	—	—	(202.8)
Balance at September 30, 2022	324.5	$6,894.9	$(52.6)	$(2,504.2)	$4,338.1

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2023 and December 31, 2022 (in millions):

	As of September 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$24.7	$—	$(0.6)	$24.1	$37.8	$—	$(1.2)	$36.6
Corporate debt securities	123.9	—	(2.5)	121.4	277.5	—	(7.1)	270.4
Commercial paper	20.9	—	—	20.9	—	—	—	—
Foreign government debt securities	5.2	—	(0.2)	5.0	8.8	—	(0.4)	8.4
Time deposits	342.1	—	—	342.1	70.6	—	—	70.6
U.S. government agency securities	8.0	—	(0.1)	7.9	18.6	—	(0.6)	18.0
U.S. government securities	17.4	—	(0.1)	17.3	9.0	—	(0.2)	8.8
Total fixed income securities	542.2	—	(3.5)	538.7	422.3	—	(9.5)	412.8
Privately-held debt and redeemable preferred stock securities	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total available-for-sale debt securities	$562.9	$37.4	$(3.5)	$596.8	$437.8	$37.4	$(9.5)	$465.7

Reported as:
Cash equivalents	$371.6	$—	$—	$371.6	$70.6	$—	$—	$70.6
Short-term investments	128.8	—	(2.6)	126.2	205.9	—	(3.3)	202.6
Long-term investments	41.8	—	(0.9)	40.9	145.8	—	(6.2)	139.6
Other long-term assets	20.7	37.4	—	58.1	15.5	37.4	—	52.9
Total	$562.9	$37.4	$(3.5)	$596.8	$437.8	$37.4	$(9.5)	$465.7

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$500.4	$497.8
Due between one and five years	41.8	40.9
Total	$542.2	$538.7

As of September 30, 2023, the Company's unrealized loss of $3.5 million resulted from 139 investments, of which losses aggregating $0.1 million were from investments in an unrealized loss position for less than 12 months, and $3.4 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and nine months ended September 30, 2023 and September 30, 2022.

During the three and nine months ended September 30, 2023 and September 30, 2022, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2023 and December 31, 2022 (in millions):

	As of
	September 30, 2023	December 31, 2022
Equity investments with readily determinable fair value:
Money market funds	$558.7	$420.8
Mutual funds	35.0	28.1
Publicly-traded equity securities	7.4	7.7
Equity investments without readily determinable fair value	38.0	137.7
Equity investment under the equity method of accounting	30.1	36.0
Total equity securities	$669.2	$630.3

Reported as:
Cash equivalents	$558.7	$420.8
Short-term investments	7.4	7.7
Prepaid expenses and other current assets	3.0	2.4
Other long-term assets	100.1	199.4
Total	$669.2	$630.3

For the three and nine months ended September 30, 2023 and September 30, 2022, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value.

For the three months ended September 30, 2023, there were no material unrealized gains or losses for equity investments without readily determinable fair value. For the nine months ended September 30, 2023, there were no material unrealized gains and $89.9 million unrealized losses for equity investments without readily determinable fair value. Unrealized losses represent the difference between the estimated fair values and the carrying values of equity investments without readily determinable fair value. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios. There were no material unrealized gains and losses for the three and nine months ended September 30, 2022 for equity investments without readily determinable fair value.

For the three and nine months ended September 30, 2023, the loss recognized from the equity method investment was $1.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2022, the loss recognized from the equity method investment was $2.1 million and $2.6 million, respectively.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
investments. As of September 30, 2023, the carrying value of restricted cash and investments was $52.8 million, of which $18.3 million was included in prepaid expenses and other current assets, and $34.5 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,243.5	$880.1
Restricted cash included in prepaid expenses and other current assets	15.3	15.2
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$1,261.2	$897.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements at September 30, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$24.1	$—	$24.1	$—	$36.6	$—	$36.6
Corporate debt securities	—	121.4	—	121.4	—	270.4	—	270.4
Commercial paper	—	20.9	—	20.9	—	—	—	—
Foreign government debt securities	—	5.0	—	5.0	—	8.4	—	8.4
Time deposits	—	342.1	—	342.1	—	70.6	—	70.6
U.S. government agency securities	—	7.9	—	7.9	—	18.0	—	18.0
U.S. government securities	6.7	10.6	—	17.3	8.8	—	—	8.8
Privately-held debt and redeemable preferred stock securities	—	—	58.1	58.1	—	—	52.9	52.9
Total available-for-sale debt securities	6.7	532.0	58.1	596.8	8.8	404.0	52.9	465.7
Equity securities:
Money market funds	558.7	—	—	558.7	420.8	—	—	420.8
Mutual funds	35.0	—	—	35.0	28.1	—	—	28.1
Publicly-traded equity securities	7.4	—	—	7.4	7.7	—	—	7.7
Total equity securities	601.1	—	—	601.1	456.6	—	—	456.6
Derivative assets:
Foreign exchange contracts	—	2.7	—	2.7	—	1.3	—	1.3
Interest rate contracts	—	—	—	—	—	125.4	—	125.4
Total derivative assets	—	2.7	—	2.7	—	126.7	—	126.7
Total assets measured at fair value on a recurring basis	$607.8	$534.7	$58.1	$1,200.6	$465.4	$530.7	$52.9	$1,049.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(24.8)	$—	$(24.8)	$—	$(37.6)	$—	$(37.6)
Interest rate contracts	—	(101.5)	—	(101.5)	—	(87.4)	—	(87.4)
Total derivative liabilities	—	(126.3)	—	(126.3)	—	(125.0)	—	(125.0)
Total liabilities measured at fair value on a recurring basis	$—	$(126.3)	$—	$(126.3)	$—	$(125.0)	$—	$(125.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$558.7	$371.6	$—	$930.3	$420.8	$70.6	$—	$491.4
Short-term investments	9.3	124.3	—	133.6	14.6	195.7	—	210.3
Long-term investments	4.8	36.1	—	40.9	1.9	137.7	—	139.6
Prepaid expenses and other current assets	3.0	1.6	—	4.6	2.4	0.8	—	3.2
Other long-term assets	32.0	1.1	58.1	91.2	25.7	125.9	52.9	204.5
Total assets measured at fair value	$607.8	$534.7	$58.1	$1,200.6	$465.4	$530.7	$52.9	$1,049.0

Total liabilities, reported as:
Other accrued liabilities	$—	$(19.0)	$—	$(19.0)	$—	$(32.5)	$—	$(32.5)
Other long-term liabilities	—	(107.3)	—	(107.3)	—	(92.5)	—	(92.5)
Total liabilities measured at fair value on a recurring basis	$—	$(126.3)	$—	$(126.3)	$—	$(125.0)	$—	$(125.0)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and nine months ended September 30, 2023, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three and nine months ended September 30, 2023, there were no significant activities related to privately-held debt and redeemable preferred stock securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of September 30, 2023, downward adjustments for equity securities without readily determinable fair value in the aggregate were $89.9 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. Fair value adjustments are made to these assets in the period an impairment charge is recognized. For three and nine months ended September 30, 2023, the Company recognized impairment charges of $21.3 million and $26.1 million, respectively. These charges primarily relate to the Company's restructuring activities. Refer to Note 6, Restructuring Charges.

As of September 30, 2023 and December 31, 2022, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,468.2 million and $1,485.6 million, respectively, based on observable market inputs (Level 2).

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

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$934.8	$775.9
Interest rate lock contracts	—	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	1,534.8	2,025.9

Non-designated derivatives	196.9	163.5
Total	$1,731.7	$2,189.4

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	$0.7
Foreign currency contracts	Other long-term assets	1.1	0.5
Interest rate lock contracts	Other long-term assets	—	125.4
Total derivatives designated as hedging instruments		$2.6	$126.6
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$2.7	$126.7
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$18.9	$32.3
Foreign currency contracts	Other long-term liabilities	5.9	5.1
Interest rate swap contracts	Other long-term liabilities	101.5	87.4
Total derivatives designated as hedging instruments		$126.3	$124.8
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.2
Total derivative liabilities		$126.4	$125.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $2.7 million and $73.8 million, respectively.

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

In 2020, the Company entered into interest rate lock contracts with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts are designated as cash flow hedges for a forecasted debt issuance which is expected to occur within the next two years. During the three and nine months ended September 30, 2023, the Company terminated the interest rate locks, resulting in a deferred gain of $133.9 million recognized in accumulated other comprehensive income, which will be deferred and amortized to interest expense over the term of the anticipated debt unless it becomes probable that the debt will not be issued with the terms anticipated at the hedge's inception. The Company classifies the cash flow in the same section as the underlying item resulting in the proceeds from sale being presented as operating activities.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $5.5 million and an unrealized gain of $1.7 million in accumulated other comprehensive income for the effective portion of its derivative instruments during the three and nine months ended September 30, 2023, respectively. The Company recognized an unrealized loss of $39.0 million and $3.7 million in accumulated other comprehensive loss for the effective portion of its derivative instruments for the three and nine months ended September 30, 2022, respectively.

For foreign currency contracts, the Company reclassified a loss of $6.0 million and $21.0 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023, respectively, and a loss of $8.8 million and $11.9 million for the comparable periods ended September 30, 2022, respectively. As of September 30, 2023, an estimated $17.3 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and nine months ended September 30, 2023 and September 30, 2022.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2023	December 31, 2022
Production and service materials	$721.3	$479.6
Finished goods	293.2	163.3
Total inventory	$1,014.5	$642.9

Reported as:
Inventory	$976.3	$619.4
Other long-term assets (1)	38.2	23.5
Total inventory	$1,014.5	$642.9
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond twelve months.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	September 30, 2023	December 31, 2022
Contract manufacturer deposits	$347.8	$434.7
Prepaid expenses	123.2	104.3
Other current assets	109.6	141.0
Total prepaid expenses and other current assets	$580.6	$680.0

Warranties

Changes during the nine months ended September 30, 2023 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2022	$29.5
Provisions made during the period	23.9
Actual costs incurred during the period	(24.0)
Balance as of September 30, 2023	$29.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Deferred product revenue	$88.5	$108.8
Deferred service revenue	1,751.5	1,554.3
Total	$1,840.0	$1,663.1
Reported as:
Current	$1,037.6	$1,020.5
Long-term	802.4	642.6
Total	$1,840.0	$1,663.1

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $6.9 million and $44.2 million included in deferred revenue at January 1, 2023 were recognized during the three and nine months ended September 30, 2023, respectively. Service revenue of $202.9 million and $770.7 million included in deferred revenue at January 1, 2023 were recognized during the three and nine months ended September 30, 2023, respectively.

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

The following table summarizes the breakdown of RPO as of September 30, 2023 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$91.0	$74.7	$13.2	$3.1
Service	1,761.4	975.1	595.8	190.5
Total	$1,852.4	$1,049.8	$609.0	$193.6

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

Deferred contract cost was $42.8 million as of September 30, 2023. For the three and nine months ended September 30, 2023, amortization expense associated with the deferred commissions was $8.5 million and $29.7 million, respectively, and there were no impairment charges recognized.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$14.1	$5.5	$35.3	$11.4
Interest expense	(20.5)	(15.2)	(59.4)	(41.1)
Gain (loss) on other investments, net (1) (2)	0.4	(1.2)	2.3	(10.2)
Other	1.2	1.9	0.8	4.0
Other expense, net	$(4.8)	$(9.0)	$(21.0)	$(35.9)
________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.
(2) The prior period amounts have been reclassified to conform to the current period presentation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

The Company’s restructuring events are primarily intended to realign its workforce, optimize cost structure, and consolidate facilities as a result of organizational and leadership changes to effectively support the Company’s long-term strategic objectives. Restructuring charges include termination benefits related to workforce reductions, facility exit-related costs, contract termination costs, impairment of certain assets and other related costs associated with exit or disposal activities. Workforce reduction-related benefits are provided to employees primarily under the Company’s ongoing benefit arrangements, which are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated in accordance with the provisions of the applicable accounting guidance.

2023 Transformation Plan

During the third quarter of 2023, as a result of a thorough review of the Company’s business and strategic objectives, the Company initiated and approved a restructuring plan (“2023 Transformation Plan”) intended to reallocate resources and investments in long-term growth opportunities, realign its workforce, and optimize its real estate and asset portfolios to efficiently support the Company’s strategic priorities and goals.

In connection with the 2023 Transformation Plan, the Company incurred aggregate charges of $49.1 million during the three months ended September 30, 2023, consisting of employee severance, facility exit-related, fixed asset impairment, and other restructuring-related charges. The Company currently estimates incurring aggregate future charges of approximately $10.0 million, which will primarily consist of facility exit-related and other restructuring-related charges.

The actions taken under the 2023 Transformation Plan are expected to be substantially completed by the end of the first quarter of 2024, though certain facility exits and potential position eliminations may take longer to implement.

Prior Plans

During the third quarter of 2023, the Company also approved an expansion of the restructuring plan initiated during the first half of 2023, which resulted in $14.2 million charges related to asset impairments. As of September 30, 2023, approved actions under prior restructuring plans have been substantially completed.

The following table provides a summary of changes in the restructuring liabilities (in millions) under the 2023 Transformation Plan and prior plans for the nine months ended September 30, 2023:

	2023 Transformation Plan			Prior Plans
	Employee severance	Facility exit-related and Asset impairments	Other	Employee severance	Contract terminations	Facility exit-related and Asset impairments	Total
Liability as of December 31, 2022	$—	$—	$—	$3.0	$1.9	$1.2	$6.1
Charges	38.9	5.0	5.2	6.5	8.0	14.9	78.5
Cash payments	(0.1)	—	(0.1)	(6.0)	(9.4)	(0.2)	(15.8)
Adjustments	(0.1)	(4.5)	—	—	—	(15.6)	(20.2)
Liability as of September 30, 2023	$38.7	$0.5	$5.1	$3.5	$0.5	$0.3	$48.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	September 30, 2023	December 31, 2022
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(10.0)	(11.3)
Hedge accounting fair value adjustments(*)			(101.5)	(87.4)
Total			$1,588.5	$1,601.3
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

As of September 30, 2023, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

In June 2023, the Company entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for general corporate purposes. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Facility.

Revolving loans will bear interest, at the Company’s option, at either (i) a per annum rate equal to (x) with respect to borrowings in U.S. dollars, the adjusted term Secured Overnight Financing Rate ("SOFR"), (y) with respect to borrowings in Euros, the adjusted Euro Interbank Offered Rate ("EURIBOR"), and (z) with respect to borrowings in pounds sterling, daily simple Sterling Overnight Index Average ("SONIA"), in each case, plus a margin of between 0.875% and 1.500%, depending on the Company’s public debt rating, or (ii) with respect to borrowings in U.S. dollars, a per annum rate equal to the Base Rate plus a margin of between 0.000% and 0.500%, depending on the Company’s public debt rating. Base Rate is defined as the greatest of (A) the Wall Street Journal prime rate, (B) the greater of the U.S. federal funds rate and the overnight bank funding rate plus 0.500% and (C) the adjusted term SOFR for a period of one month plus 1.00%. The Revolving Credit Facility also requires payment of a commitment fee on undrawn amounts at a rate of 0.075% to 0.225%, depending on the Company’s public debt rating.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Revolving Credit Facility requires the Company to maintain a leverage ratio no greater than 3.0x (provided that if a material acquisition has been consummated, the Company is permitted to maintain a leverage ratio no greater than 3.5x for up to four quarters). As of September 30, 2023, the Company was in compliance with all covenants in the credit agreement.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends:
Per share	$0.22	$0.21	$0.66	$0.63
Amount	$70.0	$68.0	$210.5	$202.8

Repurchased under the 2018 Stock Repurchase Program:
Shares	4.5	—	13.1	6.3
Average price per share	$27.95	$—	$29.47	$33.38
Amount	$125.0	$—	$385.0	$212.2

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2023, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $70.0 million and $210.5 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2023.

Stock Repurchase Activities

During the nine months ended September 30, 2023, the Company repurchased 13.1 million shares of its common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million under the 2018 Stock Repurchase Program.

As of September 30, 2023, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

Future share repurchases under the 2018 Stock Repurchase Program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the nine months ended September 30, 2023 and September 30, 2022, repurchases associated with tax withholdings were $11.9 million and $14.5 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the nine months ended September 30, 2023 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
Other comprehensive income (loss) before reclassifications	4.9	(0.6)	(6.8)	(2.5)
Amount reclassified from accumulated other comprehensive income	—	20.4	—	20.4
Other comprehensive income, net	4.9	19.8	(6.8)	17.9
Balance as of September 30, 2023	$26.7	$81.3	$(85.9)	$22.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In May 2023, the Company's stockholders approved an additional 7.0 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan. As of September 30, 2023, 2.8 million and 3.6 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the nine months ended September 30, 2023 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	20.2	$26.78
Granted(*)	8.6	29.20
Vested	(6.5)	25.87
Canceled	(1.3)	25.95
Balance as of September 30, 2023	21.0	$28.10	1.2	$585.9
________________________________
(*)    Includes 6.8 million service-based, 1.4 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares purchased	1.3	1.2	2.6	2.6
Average exercise price per share	$23.63	$23.43	$23.53	$21.59

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues - Product	$1.6	$1.7	$5.0	$4.3
Cost of revenues - Service	5.4	4.8	14.8	13.0
Research and development	34.0	26.3	85.8	62.2
Sales and marketing	23.3	17.4	61.3	42.3
General and administrative	10.4	11.3	30.7	32.1
Total	$74.7	$61.5	$197.6	$153.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$0.4	$1.3	$1.8	$4.4
RSUs, RSAs, and PSAs	65.9	52.4	173.8	131.8
ESPP purchase rights	8.4	7.8	22.0	17.7
Total	$74.7	$61.5	$197.6	$153.9

As of September 30, 2023, the total unrecognized compensation cost related to unvested share-based awards was $458.6 million to be recognized over a weighted-average period of 1.87 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer Solutions:
Automated WAN Solutions	$436.1	$532.7	$1,385.2	$1,386.3
Cloud-Ready Data Center	170.0	229.3	563.9	619.0
AI-Driven Enterprise	382.5	266.6	1,070.6	707.9
Hardware Maintenance and Professional Services	409.2	386.0	1,180.0	1,139.2
Total	$1,397.8	$1,414.6	$4,199.7	$3,852.4

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cloud	$269.6	$375.3	$845.5	$1,013.3
Service Provider	418.8	523.1	1,442.3	1,421.9
Enterprise	709.4	516.2	1,911.9	1,417.2
Total	$1,397.8	$1,414.6	$4,199.7	$3,852.4

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas:
United States	$760.5	$839.0	$2,270.4	$2,133.6
Other	76.0	56.8	213.2	165.8
Total Americas	836.5	895.8	2,483.6	2,299.4
Europe, Middle East, and Africa	345.4	320.4	1,069.9	991.5
Asia Pacific	215.9	198.4	646.2	561.5
Total	$1,397.8	$1,414.6	$4,199.7	$3,852.4

For the three and nine months ended September 30, 2023 and September 30, 2022, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$82.8	$140.2	$231.4	$331.3
Income tax provision	$5.0	$16.6	$39.6	$38.1
Effective tax rate	6.0%	11.9%	17.1%	11.5%

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

The Company’s effective tax rate for the nine months ended September 30, 2023 includes one-time benefits from tax legislation changes, restructuring charges, and excess tax benefits associated with stock-based compensation, partially offset by tax expense on adjustments for certain privately-held investments.

The Company’s effective tax rate for the nine months ended September 30, 2022 includes the net effect of the gain recognized on divestiture of the Company's silicon photonics business, one-time benefits from tax legislative changes, and excess tax benefits associated with stock-based compensation.

As of September 30, 2023, the current domestic tax payable was $321.6 million. This is primarily composed of the current year federal tax accrual and transition tax installment for which payment was postponed until October 2023 in accordance with a current year Internal Revenue Service ("IRS") announcement.

As of September 30, 2023, the total amount of gross unrecognized tax benefits was $119.6 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $45.7 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is currently under examination by the IRS and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2020 tax years, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$76.1	$121.5	$185.9	$290.6
Denominator:
Weighted-average shares used to compute basic net income per share	319.3	322.8	320.3	321.8
Dilutive effect of employee stock awards	4.5	6.1	6.0	7.5
Weighted-average shares used to compute diluted net income per share	323.8	328.9	326.3	329.3
Net income per share:
Basic	$0.24	$0.38	$0.58	$0.90
Diluted	$0.24	$0.37	$0.57	$0.88

Anti-dilutive shares	8.2	5.0	6.7	1.9

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,517.8 million as of September 30, 2023.

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

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation was $250.6 million, of which $113.4 million remains in long-term income taxes payable as of September 30, 2023.

As of September 30, 2023, the Company also had $87.7 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On October 26, 2023, the Company announced a cash dividend of $0.22 per share of common stock to be paid on December 22, 2023 to stockholders of record as of the close of business on December 1, 2023.

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

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and turmoil in the geopolitical environment, including the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and the Israel-Hamas war. Our overall performance depends in-part on global economic conditions, as well as other disruptions and the impacts of such conditions on our customers.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, global supply chain constraints and component parts shortages resulted in extended lead times of certain products to our customers and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. Through the third quarter of 2023, we have seen an overall improvement of industry-wide supply constraints. Our extended lead times and elevated component and logistic costs have continued to improve during this period.

While global component shortages persisted in prior periods, certain customers placed advanced product orders in an effort to secure supply. These elevated product order levels have been declining throughout 2023 as supply chain constraints eased. As a result, our elevated backlog1 has declined and we expect that it will continue to decline in the fourth quarter of 2023 as our customers consume previously placed advance orders and normalize their buying patterns.

In prior periods, we committed to purchase additional inventory to meet customer demands for our products and to mitigate supply constraints. As a result, our inventory levels have increased, and may remain elevated in the near term. If we become aware of an inability to sell this inventory in future periods, we will incur inventory obsolescence charges that could be material. Our purchase commitments are expected to continue to decline as our supplier lead times normalize. Our operating cash-flows have been and may continue to be negatively impacted by significant inventories on hand or at our contract manufacturers.

Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact on our operations and financial performance, our ability to execute our business strategies, and initiatives in the expected time frame, will depend on the impact of macroeconomic factors on our customers, partners, employees, contract manufacturers and supply chain. See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenues	$1,397.8	$1,414.6	$(16.8)	(1)%	$4,199.7	$3,852.4	$347.3	9%
Gross margin	$810.4	$787.8	$22.6	3%	$2,394.7	$2,131.3	$263.4	12%
Percentage of net revenues	58.0%	55.7%			57.0%	55.3%
Operating income	$87.6	$149.3	$(61.7)	(41)%	$344.4	$315.6	$28.8	9%
Percentage of net revenues	6.3%	10.6%			8.2%	8.2%
Net income	$76.1	$121.5	$(45.4)	(37)%	$185.9	$290.6	$(104.7)	(36)%
Percentage of net revenues	5.4%	8.6%			4.4%	7.5%
Net income per share:
Basic	$0.24	$0.38	$(0.14)	(37)%	$0.58	$0.90	$(0.32)	(36)%
Diluted	$0.24	$0.37	$(0.13)	(35)%	$0.57	$0.88	$(0.31)	(35)%

Operating cash flows					$863.7	$(22.0)	$885.7	N/M
Stock repurchase plan activity	$125.0	$—	$125.0	N/M	$385.0	$212.2	$172.8	81%
Cash dividends declared per common stock	$0.22	$0.21	$0.01	5%	$0.66	$0.63	$0.03	5%
DSO	60	65	(5)	(8)%

					As of
					September 30, 2023	December 31, 2022	$ Change	% Change
Deferred revenue:
Deferred product revenue					$88.5	$108.8	$(20.3)	(19)%
Deferred service revenue					1,751.5	1,554.3	197.2	13%
Total					$1,840.0	$1,663.1	$176.9	11%

Deferred revenue from customer solutions(*)					$756.0	$632.8	$123.2	19%
Deferred revenue from hardware maintenance and professional services					1,084.0	1,030.3	53.7	5%
Total					$1,840.0	$1,663.1	$176.9	11%
______________________
N/M - Not meaningful

(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues decreased during the three months ended September 30, 2023, compared to the same period in 2022, driven by decline in the Cloud and Service Provider verticals, partially offset by growth in the Enterprise vertical. Net revenues increased during the nine months ended September 30, 2023, compared to the same period in 2022, driven by the Enterprise and Service Provider verticals, partially offset by decline in the Cloud vertical. The growth in the Enterprise vertical was driven by the growth in all customer solutions, and the decline in the Cloud vertical was primarily due to Cloud-Ready Data Center and Automated WAN Solutions. Service net revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily driven by strong sales of hardware support contracts and SaaS.

Of our top ten customers for the third quarter of 2023, five were in Cloud, three were in Enterprise, and two were in Service Provider. Of these customers, one was located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to the easing of elevated logistics and other supply chain costs, pricing actions, and improved services margin, partially offset by higher inventory-related expenses.

•Operating Margin: Operating income as a percentage of net revenues decreased during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to higher personnel-related expenses driven by an increase in headcount and higher restructuring costs, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations was $863.7 million during the nine months ended September 30, 2023, while net cash used in operations was $22.0 million during the nine months ended September 30, 2022. The increase in operating cash inflows was primarily due to higher customer collections, one-time proceeds from the termination of our interest rate locks, and lower cash taxes, partially offset by higher supplier payments.

•Capital Return: We continue to return capital to our stockholders. During the nine months ended September 30, 2023, we repurchased 13.1 million shares of our common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million. During the three and nine months ended September 30, 2023, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $70.0 million and $210.5 million, respectively.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to improved invoicing linearity.

•Deferred Revenue: Total deferred revenue increased as of September 30, 2023, compared to December 31, 2022, primarily driven by the timing of contract renewals and increase in deferrals of SaaS and software license subscriptions.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$436.1	$532.7	$(96.6)	(18)%	$1,385.2	$1,386.3	$(1.1)	—%
Percentage of net revenues	31.2%	37.7%			33.0%	36.0%
Cloud-Ready Data Center	170.0	229.3	(59.3)	(26)%	563.9	619.0	(55.1)	(9)%
Percentage of net revenues	12.2%	16.2%			13.4%	16.1%
AI-Driven Enterprise	382.5	266.6	115.9	43%	1,070.6	707.9	362.7	51%
Percentage of net revenues	27.4%	18.8%			25.5%	18.4%
Hardware Maintenance and Professional Services	409.2	386.0	23.2	6%	1,180.0	1,139.2	40.8	4%
Percentage of net revenues	29.2%	27.3%			28.1%	29.5%
Total net revenues	$1,397.8	$1,414.6	$(16.8)	(1)%	$4,199.7	$3,852.4	$347.3	9%

Cloud	$269.6	$375.3	$(105.7)	(28)%	$845.5	$1,013.3	$(167.8)	(17)%
Percentage of net revenues	19.2%	26.5%			20.2%	26.3%
Service Provider	418.8	523.1	(104.3)	(20)%	1,442.3	1,421.9	20.4	1%
Percentage of net revenues	30.0%	37.0%			34.3%	36.9%
Enterprise	709.4	516.2	193.2	37%	1,911.9	1,417.2	494.7	35%
Percentage of net revenues	50.8%	36.5%			45.5%	36.8%
Total net revenues	$1,397.8	$1,414.6	$(16.8)	(1)%	$4,199.7	$3,852.4	$347.3	9%

Americas:
United States	$760.5	$839.0	$(78.5)	(9)%	$2,270.4	$2,133.6	$136.8	6%
Other	76.0	56.8	19.2	34%	213.2	165.8	47.4	29%
Total Americas	836.5	895.8	(59.3)	(7)%	2,483.6	2,299.4	184.2	8%
Percentage of net revenues	59.9%	63.3%			59.1%	59.7%
EMEA	345.4	320.4	25.0	8%	1,069.9	991.5	78.4	8%
Percentage of net revenues	24.7%	22.6%			25.5%	25.7%
APAC	215.9	198.4	17.5	9%	646.2	561.5	84.7	15%
Percentage of net revenues	15.4%	14.1%			15.4%	14.6%
Total net revenues	$1,397.8	$1,414.6	$(16.8)	(1)%	$4,199.7	$3,852.4	$347.3	9%

Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022

Total net revenues decreased primarily due to decreases in Automated WAN Solutions and Cloud-Ready Data Center, partially offset by increases in AI-Driven Enterprise and Hardware Maintenance and Professional Services, which were mainly driven by higher sales volume.

The decreases in revenue from Automated WAN Solutions and Cloud-Ready Data Center were primarily driven by Service Provider and Cloud, partially offset by a growth in Enterprise.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Total net revenues increased primarily due to growth in AI-Driven Enterprise and Hardware Maintenance and Professional Services, which were mainly driven by higher sales volume, partially offset by a decline in Cloud-Ready Data Center.

The AI-Driven Enterprise revenue increased across all verticals.

The Cloud-Ready Data Center revenue decrease was primarily due to a decline in Cloud and Service Provider, partially offset by a growth in Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Software and Related Services	$313.3	$247.6	$65.7	27%	$863.8	$689.1	$174.7	25%
Percentage of net revenues	22.4%	17.5%			20.6%	17.9%
Total Security	$159.8	$139.7	$20.1	14%	$509.0	$459.3	$49.7	11%
Percentage of net revenues	11.4%	9.9%			12.1%	11.9%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product gross margin	$452.5	$488.9	$(36.4)	(7)%	$1,402.7	$1,262.6	$140.1	11%
Percentage of product revenues	50.4%	50.5%			50.6%	49.5%
Service gross margin	357.9	298.9	59.0	20%	992.0	868.7	123.3	14%
Percentage of service revenues	71.6%	66.9%			69.6%	66.8%
Total gross margin	$810.4	$787.8	$22.6	3%	$2,394.7	$2,131.3	$263.4	12%
Percentage of net revenues	58.0%	55.7%			57.0%	55.3%

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

Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022

Product gross margin

Product gross margin as a percentage of product revenues was relatively flat. Higher inventory-related expenses and unfavorable product mix was offset by favorable software revenue mix and the easing of elevated logistics and other supply chain costs. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to 11% increase in hardware maintenance revenue, 54% increase in SaaS revenue, and ongoing productivity improvements.

Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to favorable software revenue mix, the easing of elevated logistics and other supply chain costs and pricing actions, partially offset by higher inventory-related expenses.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$288.5	$274.0	$14.5	5%	$855.3	$766.9	$88.4	12%
Percentage of net revenues	20.6%	19.3%			20.4%	19.8%
Sales and marketing	311.5	286.8	24.7	9%	923.0	834.4	88.6	11%
Percentage of net revenues	22.3%	20.3%			22.0%	21.7%
General and administrative	60.3	64.7	(4.4)	(7)%	193.5	192.1	1.4	1%
Percentage of net revenues	4.3%	4.6%			4.6%	5.0%
Restructuring charges	62.5	13.0	49.5	381%	78.5	22.3	56.2	252%
Percentage of net revenues	4.5%	0.9%			1.9%	0.6%
Total operating expenses	$722.8	$638.5	$84.3	13%	$2,050.3	$1,815.7	$234.6	13%
Percentage of net revenues	51.7%	45.1%			48.8%	47.1%

Total operating expenses increased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to higher restructuring charges and headcount-related costs. The increase in restructuring charges was primarily driven by expenses recorded in connection with our restructuring plans approved in the third quarter of 2023. For further explanation of our restructuring charges, see Note 6, Restructuring Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain (loss) on privately-held investments, net	$—	$(0.1)	$0.1	N/M	$(92.0)	$5.8	$(97.8)	N/M
Percentage of net revenues	—%	—%			(2.2)%	0.2%
______________________
N/M - Not meaningful

During the nine months ended September 30, 2023, the Company recognized an unrealized loss on its privately-held equity investments due to declines in fair values. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gain on divestiture	$—	$—	$—	N/M	$—	$45.8	$(45.8)	N/M
Percentage of net revenues	—%	—%			—%	1.2%
______________________
N/M - Not meaningful

During the nine months ended September 30, 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest income	$14.1	$5.5	$8.6	156%	$35.3	$11.4	$23.9	210%
Interest expense	(20.5)	(15.2)	(5.3)	35%	(59.4)	(41.1)	(18.3)	45%
Gain (loss) on other investments, net (1) (2)	0.4	(1.2)	1.6	N/M	2.3	(10.2)	12.5	N/M
Other	1.2	1.9	(0.7)	(37)%	0.8	4.0	(3.2)	(80)%
Total other expense, net	$(4.8)	$(9.0)	$4.2	(47)%	$(21.0)	$(35.9)	$14.9	(42)%
Percentage of net revenues	(0.3)%	(0.6)%			(0.5)%	(0.9)%
______________________
N/M - Not meaningful
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.
(2) The prior period amounts have been reclassified to conform to the current period presentation.

Total other expense, net, decreased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to higher interest income and net gains on investments, partially offset by higher interest expense and lower foreign currency gains.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax provision	$5.0	$16.6	$(11.6)	(70)%	$39.6	$38.1	$1.5	4%
Effective tax rate	6.0%	11.9%			17.1%	11.5%

The effective tax rate decreased during the three months ended September 30, 2023 and increased during the nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Revolving Credit Facility

In June 2023, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Company's previous $500.0 million revolving credit facility was terminated concurrently with our entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of September 30, 2023, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consist of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of September 30, 2023, we had purchase commitments of $1,517.8 million, with $1,166.0 million payable within 12 months.

Tax Payments

During the nine months ended September 30, 2023, we made tax payments of approximately $67 million. For the remainder of 2023, we may incur up to $150 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act. Additionally, a current year Internal Revenue Service announcement related to the California floods postponed our 2023 federal income tax payment deadlines until October 2023. As of September 30, 2023, we have deferred approximately $250 million of federal tax payments. Our cash payments for income taxes will increase in the fourth quarter of 2023 upon payment of these deferred federal tax payments.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). During the nine months ended September 30, 2023, we repurchased 13.1 million shares of our common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million under the 2018 Stock Repurchase Program.

As of September 30, 2023, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

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

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting due to the office/hybrid collaboration model as the design of our processes and controls allow for remote execution with secure accessibility to our data.

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
•changes in ordering patterns from increased advance ordering by customers of our products due to industry-wide supply chain concerns and our increased lead times, followed by decreased ordering by our customers as they consume advance orders as supply normalizes;
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
•the impact of a U.S federal government shutdown or sovereign debt default on the U.S. economy, capital markets, our customers, our suppliers, and our business, including any adverse effects due to limited federal government services, such as import and export clearance, visas, and USPTO reviews;
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine as well as governmental sanctions imposed in response, and the Israel-Hamas war), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

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

Our backlog may not be an accurate indicator of our level and timing of future revenues. Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew significantly and remained elevated in fiscal 2021 and 2022. As customer buying patterns normalize, order growth declines, and supply chain conditions improve, we expect our backlog to reduce to approximate historical levels. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these and other events effectively, or if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could be adversely affected.

We derive a material portion of our revenues from a limited number of our customers. A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce, or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected. In addition, major customers may also seek more favorable pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue, and gross margins.

If we are unable to compete effectively, our business and financial results could be harmed. The markets that we serve are rapidly evolving and highly competitive and include several well-established companies. We also compete with other companies that are developing technologies that compete with our products. In addition, actual or speculated consolidation among competitors, or the acquisition by, or of, our partners and/or resellers by competitors can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. Our partners and resellers generally sell competing products on a non-exclusive basis and consolidation could delay spending or require us to increase discounts to compete, which could also adversely affect our business. Several of our competitors have substantially greater resources and can offer a wider range or greater depth of products and services for the overall network equipment market than we do. Other competitors have become more integrated, including through consolidation and vertical integration, and offer a broader range of products and services, which could make their solutions more attractive to our customers. Many of our competitors also sell networking products as bundled solutions with other IT products. If we are unable to compete effectively, we could experience a loss in market share and a reduction in revenues and/or be required to reduce prices, which could reduce our gross margins and materially and adversely affect our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses, and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the remaining effects of global health emergencies, the ongoing conflict between Russia and Ukraine, and the Israel-Hamas war, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software, subscriptions, and professional support and maintenance services. In some of our businesses, our quarterly sales have periodically reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. Further, we build certain products only when orders are received. Since the volume of orders received late in any given fiscal quarter remains unpredictable, if orders for custom products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period or meet our expected quarterly revenues. Similarly, if we were to take actions or events occur which encourage customers to place orders or accept deliveries earlier than anticipated, our ability to meet our expected revenues in future quarters could be adversely affected. We also determine our operating expenses based on our anticipated revenues and technology roadmap and a high percentage of our expenses are fixed in the short and medium term. Any failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure of confidential and proprietary information, to protect our proprietary rights. We may not be able to protect our proprietary rights, products, or, in fact, provide competitive advantages to us or to our technology if our patent applications do not result in issued patents with the scope of the claims we seek or our patents or other proprietary rights are challenged, invalidated, infringed, or circumvented. Further, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from being issued as patents or invalidate our patents following issuance, which in turn may prevent us from incorporating our inventions into our products. If we cannot protect our intellectual property rights, we could incur costly product redesign efforts, discontinue certain product offerings, and experience other competitive harm.

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

We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors. Our operations depend on our ability to anticipate our needs for components, products and services, as well as the ability of our manufacturers, original design manufacturers, and suppliers to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufacturers and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems in production, planning and inventory management could seriously harm our business, and the shortage of key components has previously resulted in a significant disruption to our production schedule and resulted in increased prices and extended lead times. Any delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming, and resource-intensive than expected. Other manufacturing and supply problems that we could face are described below.

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

System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations, and harm public perception of our products. In the ordinary course of business, we store sensitive data, including intellectual property, personal data, our proprietary business information and that of our employees, contractors, customers, suppliers, vendors, and other business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. Secure maintenance of this information is critical to our operations and business strategy. We have been, and expect to be, subject to cyberattacks, and may be subject to ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions on our networks and systems by a wide range of actors, including, but not limited to, nation states, criminal enterprises, terrorist organizations, and other organizations or individuals, as well as errors, wrongful conduct or malfeasance by employees and third-party service providers (collectively, “malicious parties”). We expect our third-party vendors to be subject to similar cyberattacks, ransomware and distributed denial-of-service attacks, spearfishing attacks and other attempted intrusions. The increasing occurrence of high-profile data breaches and ransomware attacks provides evidence of an environment increasingly hostile to information security.

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

All of this requires significant resources and attention from management and our employees, and the economic costs to us to eliminate or alleviate these issues could be significant and may be difficult to anticipate or measure. The market perception of the effectiveness of our products and our overall reputation could also be harmed as a result of any actual or perceived breach of security that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the systems of other vendors and/or to actions of malicious parties. This could impede our sales, manufacturing, distribution, or other critical functions, which could have an adverse impact on our financial results.

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

Disruption in our distribution channels could seriously harm our future revenue and financial condition and increase our costs and expenses. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to resellers and distributors to favor their products or to prevent or reduce sales of our products. If we are unable to develop and maintain relationships with our partners, develop new relationships with value-added resellers and distributors in new markets, expand the number of distributors and resellers in existing markets, manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer. We recognize a portion of our revenues at the time we sell products to our distributors. If these sales are made based on inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. Further, our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand.

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

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel. Our success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales, marketing, and support personnel. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant and may cause us to incur increased compensation expenses to attract and retain employees with the skills to support our business needs. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations, and future growth prospects could suffer.

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

Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters. There is an increasing focus from U.S. and foreign government agencies, investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, including sustainable products. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, the recently adopted California climate reporting rules and, to the extent applicable, the Corporate Sustainability Reporting Directive. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other related matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, or if we were to be subject to litigation from stakeholders as a result of our ESG initiatives, our business, financial performance and growth could be adversely affected.

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

•Among other emerging global privacy laws, India has adopted its Digital Personal Data Protection Act of 2023 ("DPDP Act"). Given our significant employee and operational presence in India, passage of the DPDP Act may cause us to implement new processes and policies necessary to comply with the new regulation and incur related additional costs.

Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, within the EU, the U.S., the U.K., and elsewhere, including the classification of IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of September 30, 2023, our goodwill was $3,734.3 million, and our purchased intangible assets were $109.0 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (such as the Israel-Hamas war) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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

There are risks associated with our outstanding and future indebtedness. As of September 30, 2023, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides stock repurchase activity during the three months ended September 30, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share(*)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(*)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(*)
July 1 - July 31, 2023	—	n/a	—	$332.0
August 1 - August 31, 2023	4.5	$28.0	4.5	$207.0
September 1 - September 30, 2023	—	n/a	—	$207.0
Total	4.5		4.5

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Change of Control and Severance Agreements

As is the Company's practice, the Company enters into change of control agreements and severance agreements that have a fixed expiration date with certain members of its senior management. In August 2017, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved forms of such agreements with an expiration date of January 1, 2024.

In connection with the upcoming expiration of such agreements and following the regular review of executive severance by the Committee, after considering the recommendations of its independent compensation consultant, approved, effective as of October 27, 2023, an updated form of change of control agreement (the “Change of Control Agreement”) and an updated form of severance agreement (the “Severance Agreement”), and entry into such agreements with each of the Company's executive officers and certain other members of the Company's senior management.

The Change of Control Agreement will replace the existing change of control agreements for certain members of senior management and is substantially the same as the prior form, except for the following changes: (i) an expiration date of January 1, 2027, (ii) the amount of base salary used to determine severance will be determined by reference to the participant’s annual base salary as in effect immediately prior to the Change of Control (as defined in the agreement) or the participant’s termination or, in the case that a material reduction in base salary triggers a resignation for Good Reason (as defined in the agreement), as in effect immediately prior to such reduction, in each case, whichever is greater, and (iii) participants will not be entitled to receive severance benefits based on company practices upon voluntary termination or termination for cause. The Severance Agreement will replace the existing severance agreements for members of senior management and is substantially the same as the prior form, except for the following changes: (i) an expiration date of January 1, 2027, and (ii) the amount of base salary used to determine severance will be determined by reference to the participant’s base salary as in effect immediately prior to the termination or, in the case that a material reduction in base salary triggers a resignation for Good Reason (as defined in the agreement), as in effect immediately prior to such reduction, whichever is greater. The foregoing summaries of the Change of Control Agreement and Severance Agreement do not purport to be complete and are qualified in their entirety by reference to the text of the agreements, which are attached as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Form of Change of Control Agreement for Certain Officers, approved for use on October 27, 2023*+
10.2	Form of Severance Agreement for Certain Officers, approved for use on October 27, 2023*+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

October 27, 2023	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)