Form 10-K
period 2023-12-31
JUNIPER NETWORKS INC
filed 2024-02-07
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $9,826,000,000 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date).

As of February 5, 2024, there were 321,907,366 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2024 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2023.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. These forward-looking statements include, but are not limited to, statements concerning our proposed acquisition by Hewlett Packard Enterprise Company (“HPE”) pursuant to an Agreement and Plan of Merger, dated as of January 9, 2024 (the “Merger Agreement”), by and among Juniper, HPE, and Jasmine Acquisition Sub, Inc., a wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE, including our expectations regarding the timing and completion of the proposed acquisition as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the proposed acquisition. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” "will," “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current worldwide economic uncertainty, inflation, monetary policy shifts, recession risks, and other disruptions due to geopolitical conditions and global health emergencies, continuing supply chain challenges, and our ability to successfully manage the associated demand, supply, and operational impacts, such as excess inventory, as well as our expectations regarding backlog, customer and product mix, changes in overall technology spending by our customers, the timing of orders and their fulfillment, business and economic conditions in the networking industry, our overall future prospects, and the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement, including related disclosures, or the transactions contemplated thereby. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

PART I

ITEM 1. Business

Overview

Juniper Networks delivers reliable and secure networking technology to our customers, including network operators, telecommunication and cloud providers, enterprise IT teams, lines of businesses and network users such as individual devices, machines, applications, microservices and data stores. Businesses across the world use our solutions to access the internet and digital services, and our networks support their mission critical tasks. Since our inception, we believe that our solutions have led the way in high-performance networking when scaling the internet was a top priority. As organizations shift to remote work models, and adopt hybrid and multi-cloud architectures, our customers are facing greater challenges operating increasingly complex networks and handling more traffic with fewer staff members and lower IT budgets. Our cloud-driven, Artificial Intelligence ("AI") native technology simplifies network operations and meaningfully improves end-user experience by proactively resolving problems, resulting in fewer support tickets and less time to deploy, manage, and maintain the network than other competitive solutions. We believe this is our key differentiator.

Our solutions address secure connectivity needs for:

•Cloud and telecommunication service providers who build and operate the most mission critical networks in the world.
•Enterprises in a broad array of industries including financial services, education, healthcare, retail, government agencies who are increasingly building mission critical networks to support their digital strategies.
Our AI-native, enterprise networking operations ("AIOps") software-as-a-service ("SaaS") platform leverages data and automation to enable reliable, predictable, measurable user experience and superior performance for operators by simplifying deployment and day-to-day operations across the entire network.

We categorize our customers into three verticals: Enterprise, Cloud and Service Provider. Our solutions are supporting the most demanding use cases across each vertical.

We strive to design and build best-in-class products and solutions to address our customer priorities, including:

•Automated Wide Area Networking: Routing solutions for Wide Area Networking
•AI-Driven Enterprise: Cloud management, networking and security solution for campus and branch environments such as universities, hospitals, and bank branches
•Cloud-Ready Data Center: Fabric management, switching, network security and software-defined networking (“SDN”) solutions for next generation public and private data centers

In addition to our products, we offer a variety of services, including maintenance and support, professional services, SaaS, and education and training programs to provide solutions that address our customers' needs.

We sell our solutions in more than 150 countries in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC.

Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

Secure networks are becoming mission critical to all customers as businesses rapidly digitize, adopt hybrid/multi-cloud architectures, and move to remote work models. As networks become central to the digital value chain, customers are increasingly looking for solutions that offer secure end-to-end connectivity and a network experience that meets their business outcomes. We have adopted the "Experience-First Networking” strategic approach to simplify operations and deliver a superior network experience to our customers. We focus on delivering networking solutions that are easy to deploy, resolve issues quickly and proactively assure network performance that meets business outcomes and are secure by design.

Experience-First Networking drives increased value for customers

Value
4
Secure
Protect users, data and infrastructure
3
Not just “Up” but ”Good”
Assure performance meets Service Level Agreements (SLAs)
2
Just works
Resolve issues quickly and proactively
1
Easy to get what is needed
Simple ordering, deployment and provisioning; fast time to value
Customer Journey with Juniper

This strategy is achieved through:

•Product innovation: Developing high performance silicon, systems, and software for secure networks at scale
•Unified AIOps for end-to-end assured experiences: Leveraging data, cloud-native architecture, and advanced technologies (automation, insights, and AI-driven actions) to simplify deployment and operations, deliver reliable, secure and high-quality connections, and enable a superior network experience

•Openness and choice: Open and programmable cloud platform for third party integration, management and security designed for heterogenous environments
•Zero Trust security: Easy to automate Zero Trust at scale via unified management experience and single policy framework

Automated Wide Area Networking Solutions

For over 25 years, Juniper Networks has been a leading provider of high-performance IP transport solutions for Wide Area Networks ("WAN"). Most of the major carrier and operator networks in the world run on our high-performance network infrastructure. We offer best-in-class products and solutions for core, edge, and metro routing, as well as automation.

Today, growth in connected devices, 5G service introduction, accelerating growth in mobile and online traffic, adoption of cloud architectures, and shifting traffic to metro are creating significant changes to networking. Moreover, the desire for operational simplicity and reduction in total cost of operations ("TCO") is accelerating interest in WAN automation, particularly from service provider customers. We are also aligned with customer focus on sustainability, driven by the need to reduce power consumption and costs, and to achieve long-term commitments to carbon neutrality.

Our strategic investments in Automated WAN are focused on protecting our business in edge routing while capturing the following growth opportunities:

•400Gbps/800G/1.6Tbps adoption in Cloud and Service Provider verticals
•Growth in next-gen metro and edge architectures
•Automation and AIOps driven by focus on experience and TCO reduction

Our competitive strengths in WAN

•Performance, scale, and ultimate flexibility of our next generation silicon (application-specific integrated circuits, or ASIC technology)
•Cost-effective and high-performance IP transport platforms along with feature innovation
•Power optimized, modern cloud metro portfolio for sustainable business growth
•Common Junos Operating System, or Junos OS, across routing, switching, and network security to simplify experience
•Secured, assured, AI-assisted automation

Our principal products for WAN

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

•PTX Series: Our PTX Series Packet Transport Routers deliver high throughput at a low cost per bit, optimized for the service provider core as well as the scale-out architectures of cloud providers. The PTX Series is built on our custom silicon and utilizes a forwarding architecture that is focused on optimizing IP/MPLS, and Ethernet. This architecture enables high density and scalability, high availability, and network simplification.

•Juniper Paragon: Juniper Paragon is a modular portfolio of cloud-native applications that deliver intent-based, closed-loop automation throughout the life of a network service, from Day 0 to Day 2+. Paragon speeds up scenario planning, bulletproofs network design, and accelerates device onboarding while keeping operations ahead of issues and enabling services to be delivered right the first time and every time. Juniper Paragon protects customers and businesses by measuring real service quality on the data plane for a consistent, high-quality experience. It also dramatically reduces manual tasks and processes, empowering operations teams to work more quickly, efficiently, and accurately.

AI-Driven Enterprise

Enterprises are consuming more value-as-a-service, where value is delivered in the form of cloud-based software and services driven by AI. We have introduced cloud management and security solutions, enabling enterprises to securely consume cloud infrastructure and services. We believe the transition to AIOps and SaaS presents an opportunity for us to come to market with innovative network and security solutions for our Enterprise customers, which facilitate their transition to cloud architecture as well as superior operational and user experience.

Our strategic investments in AI-Driven Enterprise are focused on secure client-to-cloud and architectural differentiation to enrich the end-user experience while reducing operations cost and capturing the following growth opportunities:

•Mist AI uses a combination of AI, machine learning, and data science techniques to optimize user experiences and simplify operations across the wireless access, wired access, and SD-WAN domains.
•Machine learning technology simplifies wireless and wired operations and delivers a more agile cloud services platform.
•Session Smart Router ("SSR") portfolio acquired from 128 Technology extends the value of Mist’s secure AI-engine and cloud management capabilities from client-to-cloud.

Our competitive strengths in AI-Driven Enterprise

•Cloud-native architecture that radically simplifies deployment and day-to-day operations: Our architectural differences simplify large-scale deployments from months or weeks to mere hours. They also enable us to resolve issues rapidly and proactively, for example, by dynamically detecting anomalies in real time and automatically capturing network packets for troubleshooting without human intervention. Our open and programmable platform makes it simple to integrate with third-party technologies.

•Mist AI-enabled technology delivering real outcomes: We leverage data, automation, and Mist AI-technology to significantly reduce trouble tickets, deliver a superior user experience and lower TCO for our customers. Our technology enables customers to use simple natural language queries to troubleshoot the network. Our recent integration with large language models (ChatGPT) further enhances this capability.

•SD-WAN technology optimized for bandwidth and cost sensitive environments: Our third generation Software Defined-Wide Area Network (“SD-WAN”) delivers unique technology that materially reduces WAN overhead, minimizes network latency, and replaces outdated and cumbersome network policies with flexible and real-time actions that are tied to real business and user needs.

Our principal products for AI-Driven Enterprise

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

•Marvis Virtual Network Assistant driven by Mist AI: Our Marvis Virtual Network Assistant identifies the root cause of issues across IT, domains and automatically resolves many issues proactively. It recommends actions for those connected systems outside the Mist domain, while offering a real-time network health dashboard that reports issues from configuration to troubleshooting. Marvis has unique Natural Language Processing capabilities with a conversational interface so IT staff can get accurate answers to normal English language queries.

In 2023, we announced a new cloud-hosted campus fabric workflow that facilitates the successful deployment of enterprise networks to expedite time-to-service and minimize troubleshooting costs. In addition, the new Juniper Networks EX4400-24X distribution switch delivers the power of Mist AI and the cloud to enterprise campus distribution deployments and low-density data center top-of-rack environments. These additions to Juniper’s award-winning wired switching portfolio bring even more scale, performance, and security to the AI-driven enterprise.
We also announced the latest innovation to our award-winning AI-driven enterprise portfolio, the Juniper Mist® Access Assurance service. This new service leverages Mist AI and a modern microservices cloud to provide a full suite of network access control (NAC) and policy management functions via the same flexible and simple framework already included in Juniper’s wired access, wireless access, indoor location, SD-WAN, and secure client-to-cloud portfolio. The result is outstanding automation, insight, and assurance for superior access control and policy enforcement, coupled with exceptional operational savings.

Further, we announced several new enhancements that make it even easier to deliver predictable, reliable, and measurable user experiences from client to cloud. By integrating ChatGPT with Marvis, the industry’s only virtual network assistant driven by Mist AI, Juniper customers and partners can now easily access public-facing knowledge base information using ground-breaking Large Language Models (LLM). In addition, new Marvis integrations with Zoom enable superior video conferencing experiences while significantly reducing troubleshooting costs. With these enhancements, plus a new Wi-Fi 6E access point, Juniper is expanding its leadership in AIOps and building upon a rich history of industry-firsts to drive real business value while minimizing IT costs.

Cloud-Ready Data Center

The current state of cloud and data center switching is being shaped by two trends: growth of hybrid cloud and emergence of AI workloads.

Our strategic investments in Cloud-Ready Data Center are designed to capitalize on these trends through:

•Pioneering Switching Innovation: Our cutting-edge hardware and software in switching leverage top-tier merchant and proprietary silicon, specifically tailored for AI and scalable data center deployments.

•Automated Data Center Management: Empowered by Apstra's intent-based automation, we streamline the entire spectrum of data center operations—from setup (Day 0, Day 1 Ops) to daily management (Day 2 Ops), encompassing both AI and non-AI workloads—with just a few clicks.

•AI-Enhanced Analytics: Enabling valuable network insights and operational capabilities through Juniper's leading Networking AI application, Marvis for Data Center, driven by powerful AI.

•Integrated Security Solutions: Enable the security of workloads in both public and private clouds through seamlessly integrated security offerings both homegrown and via partners. Further integration of security offerings with Apstra data center management facilitates the implementation of uniform policies, providing a single dashboard for comprehensive management.

Our competitive strengths in Cloud-Ready Data Center

Growth of hybrid cloud

We stand at the forefront of widespread cloud adoption among businesses, transforming their operations and services. In today's landscape, companies operate within a hybrid framework, integrating applications and data across public cloud, private cloud, and on-premises data centers. While the allure of the flexibility and ease in managing public cloud is evident, concerns related to cost, security, latency, and privacy drive organizations to maintain private cloud or on-premises deployments.

Managing such diverse environments demands varied skill sets, particularly with on-premises deployments necessitating substantial technical expertise for hardware deployment and management. Juniper's solutions address this challenge by simplifying the consumption of on-premises infrastructure, making it as seamless as utilizing the cloud. Our offerings provide our customers with reliability and operational ease, and cater to the intricate demands of large-scale data centers.

Emergence of AI workloads

As AI continues to advance, the evolving landscape necessitates a redesign of data centers to meet the computational demands posed by AI workloads. Juniper is committed to streamlining network operations, delivering a superior network experience for these workloads. Our objective is to facilitate seamless management across both AI and non-AI network infrastructure, addressing the distinctive challenges posed by the integration of AI workloads into data center environments.

Our principal products for Cloud-Ready Data Center

•QFX Series: Our QFX Series of core, spine, and top-of-rack data center switches offer an industry-leading approach to switching that is designed to deliver dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing networks, and cloud providers.

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

In 2023, we announced new Juniper Apstra capabilities that enhance operator experiences to facilitate the deployment and operations of private data center infrastructures. With the introduction of new Experience-First data center features, including simplified data collection and visualization via graph databases, tighter flow data integration from multivendor switches, and automated provisioning via Terraform, Juniper customers can continue to leverage Apstra as the premier solution for intent-based networking and automated data center assurance with even more management capabilities that make private data centers as flexible and agile to operate as cloud-based infrastructures.

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

Orchestration, Automation, Assurance, and AIOPs Software

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

Security Solutions

Juniper Connected Security offers high-performance security solutions that provide line-rate performance, because of our unique capability of integrating security services into our networking portfolio, all the way to the silicon level. Juniper’s Connected Security portfolio focuses on three key areas: the edge, the data center, and tying both together through unified policy management, analytics, and orchestration.

Our principal security solutions

•SRX Series Services Gateways for the Data Center and Network Backbone: Our mid-range, high-end and virtual SRX Series platforms provide high-performance, scalability, and service integration, which are ideally suited for medium to large enterprise, data centers and large campus environments, where scalability, high performance, and concurrent services, are essential. Our high-end SRX5800 platform is suited for service provider, large enterprise, and public sector networks. The upgrade to our high-end SRX firewall offering with our Services Process Card 3, or SPC3, with our Advanced Security Acceleration line card enhances the SRX5800 to deliver power for demanding use cases, including high-end data centers, IoT, and 5G. Additionally, we recently announced the industry’s first distributed security services architecture, which decouples the forwarding and security services layers, enabling customers to utilize their existing Juniper MX Series routers as an intelligent forwarding engine and load balancer. This unique design gives customers independent scaling flexibility without chassis limitations, multi-path resiliency, and cost efficiency.

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

•Advanced Malware Protection: Our Advanced Threat Prevention ("ATP") runs as a cloud-enabled service on an SRX Series Firewall or as a virtual appliance deployed locally. These products are designed to use both static and dynamic analysis with AI and machine learning to find unknown threat signatures (zero-day attacks).

In 2023, we announced the expansion of our Connected Security portfolio with new products and capabilities that empower organizations to seamlessly extend security services and Zero Trust policies across distributed data center environments. The new Juniper's Connected Security Distributed Services Architecture uniquely integrates Juniper’s unified security management paradigm with best-in-class routing and AI-Predictive Threat Prevention to bring much-needed operational simplicity and scale to data center security. In addition, four new high-performance firewall platforms deliver unmatched performance in a compact footprint that minimizes cost, space, and power consumption.

Services

In addition to our products, we offer maintenance and support, professional, SaaS, and educational services, making it easier for service providers, enterprises, cloud providers, and partners to optimize the operation of their networks. We utilize a multi-tiered support model to deliver services that leverage the capabilities of our own direct resources, channel partners, and other third-party organizations with a focus on personalized, proactive, and predictive experience. This experience is further enhanced with the capabilities from our Juniper Support Insights ("JSI"), a platform to cloud connect all Juniper devices and enable AI applications to provide our enhanced support services.

As of December 31, 2023, we employed 2,092 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants, and educators with proven network experience to provide those services.

We also extensively utilize our channel partners in the delivery of support, professional, and educational services to ensure these services can be locally delivered in an optimized way around the world.

Customer Verticals

We sell our solutions through direct sales; distributors; value-added resellers, or VARs; and original equipment manufacturers, or OEMs, to end-users in the following verticals: Enterprise, Cloud, and Service Provider.

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

The following is an overview of the trends affecting the markets in which we operate by each of our customer verticals. We believe that the best way to deliver what customers need today is to take our Experience-First approach to deliver better operator and end-user experiences.

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding enterprises. We offer enterprise solutions and services for data centers as well as branch and campus applications. Our Enterprise vertical includes enterprises not included in the Cloud vertical. They are industries with high performance, high agility requirements, including retail companies, healthcare institutions, financial services, national, federal, state, and local governments; as well as research and educational institutions. We believe that our Enterprise customers are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications.

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

No single customer accounted for 10% or more of our net revenues for the years ended December 31, 2023, 2022, and 2021.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2023, we employed 4,310 people in our worldwide research and development, or R&D, organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our products, we are leveraging our software, ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the build-out of secure high-performance networks and cloud environments. We continue to expand the functionality of our products to improve performance, reliability, scalability, and customer experience.

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

Sales and Marketing

As of December 31, 2023, we employed 3,374 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including, but not limited to, the following:

•A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners resell routing, switching, wireless, and security products, software and services, which are purchased by all of our key customer verticals. These distributors tend to focus on particular regions or countries. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products or services. Further, most of our distributors sell our competitors' products and services, and some sell their own competing products and services.

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

Manufacturing and Operations

As of December 31, 2023, we employed 406 people in supply chain operations who manage our relationships with our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics service providers.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers with manufacturing locations in China, Malaysia, Mexico, Taiwan, and Vietnam.. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototypes to full production, including activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required to ensure that our products meet internal and external quality standards. We believe that these arrangements provide us with the following benefits:

•We can quickly ramp up and deliver products to customers with turnkey manufacturing;

•We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Our contract manufacturing partners procure the majority of the components used in our products. Once the components necessary to assemble the products in our forecast are procured, our manufacturing partners assemble and test the products according to agreed-upon specifications. Products are then shipped to our distributors, resellers, or end-customers. To address supply-chain challenges, including increases in component costs during and following the COVID-19 pandemic and global component shortages, we have taken specific additional procurement actions, including strategic purchases of raw materials and components for the production of finished goods. As a result, we have incurred, and may continue to incur, additional holding costs and obsolescence charges as we continue to face uncertainties in future product demand for certain products. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's or original design manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or charges for excess or obsolete materials.

Our contracts with our contract manufacturers and original design manufacturers set forth a framework within which the contract manufacturer and original design manufacturer, as applicable, may accept purchase orders from us. These contracts do not represent long-term commitments.

Some of our custom components, such as ASICs and communication integrated circuits, are manufactured primarily by sole or limited sources, each of which is responsible for all aspects of production using our proprietary designs. To ensure the security and integrity of Juniper products during manufacture, assembly and distribution, we have implemented a supply chain risk management framework as part of our overall Supply Chain Security and Risk Management Programs. This framework encompasses all aspects of the supply chain as well as enhanced elements specific to security issues applicable to Juniper products and our customers.

By working collaboratively with our suppliers and as members of coalitions such as the Responsible Business Alliance ("RBA"), Responsible Minerals Initiative, and the CDP Supply Chain program, we endeavor to promote socially and environmentally responsible business practices beyond our company and throughout our worldwide supply chain. To this end, we have adopted a business partner code of conduct and promote compliance with such code of conduct to our suppliers. Our business partner code of conduct expresses support for and is aligned with the Ten Principles of the United Nations Global Compact and the RBA Code of Conduct. The RBA, a coalition of electronics, retail, auto and toy companies, provides guidelines and resources to drive performance and compliance with critical corporate social responsibility policies. Its goals are to promote ethical business practices, to ensure that working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. By using standard audit and assessment protocols and tools, we measure and monitor manufacturing partners’ top direct material suppliers’, and select indirect suppliers’ compliance with the RBA Code of Conduct and applicable environmental, health and safety, labor and ethics legal requirements. Our complementary efforts include an annual supplier sustainability attestation to have current agreements with suppliers to observe key requirements; communicating requirements that suppliers report to CDP climate change and water; due diligence on labor rights concerns through direct observance of supply chain practices and third-party risk tools; and conflict minerals surveying and remediation actions for suppliers.

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

As of December 31, 2023 and December 31, 2022, our total product backlog was approximately $569 million and $2,019 million, respectively. Our product backlog consists of purchase orders for products expected to be shipped to our distributors, resellers, or end-customers within the subsequent twelve months, which primarily reflected the ongoing impact of supply chain constraints in 2022, that have diminished in 2023. The following amounts are not included in our backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including SaaS, and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

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

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to solutions that combine high performance networking with cloud technologies. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. Our principal competitors also include Arista Networks, Inc.; Ciena Corporation; Extreme Networks; Hewlett Packard Enterprise Co., or HPE; Huawei Technologies Co., Ltd., or Huawei; Fortinet, Inc.; Nokia Corporation, or Nokia; and NVIDIA Corporation.

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

Material Government Regulations

Our business activities are worldwide and subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our products and services are subject to laws and regulations affecting the sale of our products. To date, costs and accruals incurred to comply with these governmental regulations have not been material to our capital expenditures, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations applicable to our operations, products, or services will not have a material adverse effect on our capital expenditures, results of operations, and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, as discussed below, we believe that environmental, social, and global trade regulations could potentially have a material impact on our business.

Environment and Social

We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across our business and supply chain. Our operations and many of our products are subject to various federal, state, local, and foreign regulations that have been adopted with respect to the environment, such as the EU's Waste Electrical and Electronic Equipment Directive (WEEE); Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS); Registration, Evaluation, Authorization, and Restriction of Chemicals (REACH); and the U.S.'s Toxic Substances Control Act. Recently enacted regulations, such as the EU’s Corporate Sustainability Reporting Directive and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, also apply to Juniper.

Juniper’s greatest impact on the environment is through our products and services. We focus on circular economy principles, including designing products with sustainability in mind to make them more efficient, reliable, and long-lasting. We also select manufacturers, suppliers, and business partners who share our values and commitment to environmental sustainability. Our products are built for flexibility, interoperability, and scalability, which we believe contribute to long-term customer value. The modular design of our products allows for efficient servicing such as dismantling and repairing instead of wholesale discarding. The Juniper Certified Pre-Owned Program allows our customers to contribute to sustainability by purchasing refurbished hardware. Our product design and services encourage customers to reuse and recycle products and parts to extend the life of materials. In sum, our efforts help reduce e-waste in landfills and build a circular economy.

We also voluntarily participate in the annual CDP climate change and water security disclosures and encourage our suppliers to do the same. Additionally, we are a signatory supporter of the United Nations Global Compact, and have adopted and promote the adoption by our suppliers of the RBA Code of Conduct, as discussed above in the section entitled Manufacturing and Operations. We continue to invest in the infrastructure and systems required to execute on, monitor, and drive environmental improvements in our global operations and within our supply chain.

We are likewise committed to all human rights and labor rights laws and regulations applicable to our operations, products, and services. We have zero tolerance for human rights or labor abuses and have management systems in place that help us to detect and investigate such concerns. Notable human rights and labor rights regulations we are subject to include the U.S.’s Uyghur Forced Labor Protection Act and Section 1502 of the Dodd-Frank Act; the UK Modern Slavery Act; and the Australian Modern Slavery Act.

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

Patents

As of December 31, 2023, we had over 6,015 patents worldwide and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

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

Trademarks

JUNIPER NETWORKS, JUNIPER, the Juniper Networks logo, JUNOS, and other trademarks are registered trademarks of Juniper Networks, Inc. and/or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

Human Capital Management

We believe our success in delivering high-performance networks in the digital transformation era relies on our culture, values, and the creativity and commitment of our people. As of December 31, 2023, we had 11,144 employees, of whom approximately 44%, 43%, and 13% resided in the Americas, APAC, and EMEA, respectively. We invest in our people. We strive to maintain healthy, safe, and secure working conditions - a workplace where our employees are treated with respect and dignity. Our vision is to create an inclusive, diverse, and authentic community that inspires collaboration, integrity, engagement, and innovation. We are striving to create a world-class employee experience, one that offers opportunity for personal and professional growth, and enables work-life flexibility that aligns with the core values embodied in the Juniper Way.

In 2023, Juniper was recognized as a Great Place to Work in the United States, India, France, Germany, the Netherlands, and the United Kingdom. Juniper was also recognized as one the Fortune's Most Admired Companies and Ethisphere's World’s Most Ethical Companies.

Our Values: The Juniper Way

Our mission is to make every connection count. We seek to be a responsible global citizen and influence meaningful differences in the world around us. We believe that connections will bring us closer together while empowering us all to solve some of the world’s greatest challenges of health and well-being, sustainability, and equity.

To deliver our mission, we rely on a committed and consistent practice that we call the Juniper Way. More than a set of shared values, the Juniper Way reflects the company’s commitment to inspire Juniper employees to do their best work. This foundation is embodied in three values – Be Bold, Build Trust, and Deliver Excellence - along with a set of refined behaviors for each.

Inclusion and Diversity

As a company, we are committed to inclusion and diversity of employees with many backgrounds, experiences, and identities. We believe that inclusion and diversity are competitive assets that drive positive change to our company and communities. At our core, we believe excellence depends on seeking out diverse ideas and fostering a culture where all employees belong. We aim to lead with vision and empathy, promoting understanding and awareness across our workforce, and we are committed to improving inclusivity by being engaged and accountable at the highest level of leadership.

DIVERSITY, EQUITY, AND INCLUSION INITIATIVES

Strengthening inclusive practices

- Employee experience
- Communications
- Learning and development
- Pay equity and total rewards
- Sponsorships and partnerships

Fostering diverse teams

- Inclusive hiring and advancement
- Employee engagement and retention
- Analytics and accountability

IMPACT
DRIVE
MEASURE
TRACK
ACCOUNTABILITY
INCLUSIVE MINDSET
Build trust and connection
INCLUSIVE CLIMATE
Culture of belonging
DIVERSE TEAMS
Drive innovation

In 2023, we continued to make progress in our inclusion and diversity efforts. We continued our global sponsorship and leadership development programs, which aim to empower the next generation of leaders, and we continued our Affinity Groups, employee-led groups that emphasize the connection among employees from similar backgrounds and their allies, and which provide professional development, sense of belonging, and career connections. We also launched a global allyship program with meaningful discussions about under-represented groups’ experiences and what part we can all play to make Juniper more inclusive.

Employee Engagement and Development

We use a framework called Talent Matters to encourage an open and interactive culture between employees and their managers, where individual needs are recognized and met, and company goals are supported. Our professional development approach includes reviewing and assessing our management teams as well as facilitating personal employee development and growth. For employees, growth goals are tied to our corporate objectives and key results to ensure that employees are progressing and are supported by management teams. In 2023, we continued our People Manager Network to provide global consistency in how managers lead teams and support employees. With this program, managers are empowered and provided with the training and resources to scale employee career growth and provide their teams with the necessary tools to facilitate that growth. Managers are encouraged to schedule Conversation Days with their direct reports to identify opportunities for the company to better support employees and set goals for professional and personal growth.

To ensure our employees’ personal and professional growth, we continue to provide training courses focused on building personal capabilities as well as skill development. In 2023, we launched Junivator Career Connect ("JCC"), a new people-centered, internal talent marketplace. Defining Juniper’s approach to skills-based workplace transformation, JCC supports our employees’ futures by helping them create customized learning journeys, explore career pathways, connect with mentors, apply for internal openings, and experiment with internal gig work. Also, in response to employee feedback, we maintain LinkedIn Learning for all employees, offering online courses on business, technology, and creative skills. Additionally, each year, Juniper employees receive role-specific trainings, which include topics such as human rights, environmental performance, compliance with the Juniper Worldwide Code of Business Conduct, engineering, information security, and other compliance and industry-specific subjects.

We consistently work to improve the employee experience by addressing feedback collected through the annual Juniper Voice Survey and topic-specific surveys, including employee benefits and total rewards packages.

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

Our community engagement program empowers employees to participate authentically, so they can make an impact where it matters most to them. We offer five paid working days per year for employees to give back to their communities and engage with causes of their choice. In 2023, we continued our Global Week of Giving, encouraging employees to volunteer with a project curated by Juniper or with an organization in their own communities.

The health, safety, and well-being of our employees are vital to Juniper's success. In recognition of the value our employees bring to our success and to aid our employees to maintain a balanced state of overall wellness and success, we provide quarterly Wellness Days, a day when all Juniper employees take the same day off from work to relax and recharge. Our employees also have unlimited access to the TaskHuman platform, a virtual wellness coaching application, which covers hundreds of wellness topics from yoga and nutrition to financial guidance.

Information about our Executive Officers and Key Employees

The following sets forth certain information regarding our executive officers and key employees as of the filing of this Report:

Name	Age	Position
Rami Rahim	53	Chief Executive Officer and Director
Manoj Leelanivas	54	Executive Vice President, Chief Operating Officer
Robert Mobassaly	45	Senior Vice President, General Counsel and Secretary
Kenneth B. Miller	52	Executive Vice President, Chief Financial Officer
Thomas A. Austin	56	Group Vice President, Chief Accounting Officer
Christopher Kaddaras	53	Executive Vice President, Chief Revenue Officer
RAMI RAHIM joined Juniper in January 1997 and became Chief Executive Officer of Juniper and a member of the Board of Directors in November 2014. From March 2014 until he became Chief Executive Officer, Mr. Rahim served as Executive Vice President and General Manager of Juniper Development and Innovation. His responsibilities included driving strategy, development and business growth for routing, switching, security, silicon technology, and the Junos operating system. Previously, Mr. Rahim served Juniper in a number of roles, including Executive Vice President, Platform Systems Division, Senior Vice President and General Manager, Edge and Aggregation Business Unit, or EABU, and Vice President, Product Management for EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim joined the board of directors of Autodesk, Inc. in August 2022. Mr. Rahim holds a bachelor of science degree in Electrical Engineering from the University of Toronto and a master of science degree in Electrical Engineering from Stanford University.
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

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (http://investor.juniper.net), press releases, SEC filings and public conference calls and webcasts. We also use the X (formerly Twitter) account @JuniperNetworks and the Company’s blogs as a means of disclosing information about the Company and for complying with our disclosure obligations under Regulation FD. The social media channels that we use as a means of disclosing information described above may be updated from time to time as listed on our Investor Relations website.

ITEM 1A. Risk Factors

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

Risks Related to the Merger

•The announcement of our entry into the Merger Agreement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business.
•Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed.
•Litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business.

Risks Related to Our Business Strategy and Industry

•Our quarterly results are unpredictable and subject to substantial fluctuations; as a result, we may fail to meet the expectations of securities analysts and investors.
•We expect our gross margins and operating margins to vary over time.
•Our backlog may not be an accurate indicator of our level and timing of future revenues.
•We derive a material portion of our revenues from a limited number of our customers.
•If we are unable to compete effectively, our business and financial results could be harmed.
•Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.
•Our success depends upon our ability to effectively plan and manage our resources and scale and restructure our business.
•Our acquisitions or divestitures of businesses could disrupt our business and harm our financial condition and stock price, and equity issued as consideration for acquisitions may dilute the ownership of our stockholders.
•Long sales and implementation cycles for our products and customer urgency related to ship dates to fill large orders may cause our revenues and operating results to vary significantly from quarter-to-quarter.
•Our ability to recognize revenue in a particular period is contingent on the timing of product orders and deliveries and/or our sales of certain software, subscriptions, and professional support and maintenance services.

Risks Related to Our Technology and Business Operations

•If the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected.
•Issues in the development and use of artificial intelligence may result in reputational harm or liability.
•If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer.
•Our strategy to expand our software business could adversely affect our competitive position.
•If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.
•Our products incorporate and rely upon licensed third-party technology.
•We may face difficulties enforcing our proprietary rights, which could adversely affect our ability to compete.
•We depend on contract manufacturers and original design manufacturers as well as single-source and limited source suppliers, including for key components such as semiconductors.
•We face significant risks to our business and operations due to political and economic tensions between China and Taiwan.
•System security risks, data protection breaches, and cyberattacks could compromise our and our customers’ proprietary information, disrupt our internal operations, and harm public perception of our products.
•Disruption in our distribution channels could seriously harm our future revenue and financial condition and increase our costs and expenses.
•We rely on the performance of our business systems and third-party systems and processes.
•Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel.
•Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters.

Legal, Regulatory, and Compliance Risks

•We are a party to lawsuits, investigations, and other disputes.
•Non-standard contract terms with telecommunications, cable, and cloud service provider companies, and other large customers, including large enterprise customers, could have an adverse effect on our business or impact the amount of revenues to be recognized.
•Regulations of our industry or of our customers could harm our operating results and future prospects.
•Governmental regulations, economic sanctions and other legal restrictions that affect international trade or affect movement and disposition of our products and component parts could negatively affect our revenues and operating results.
•Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations.

Financial Risks

•Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets.
•Changes in effective tax rates, the adoption of new U.S. or international tax legislation, or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
•We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.
•There are risks associated with our outstanding and future indebtedness.
•Our investments are subject to risks, which may cause losses and affect the liquidity of these investments.

General Risk Factors

•Failing to adequately evolve our financial and managerial control and reporting systems and processes, or any weaknesses in our internal controls may adversely affect investor perception, and our stock price.
•Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum.

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

RISKS RELATED TO THE MERGER

The announcement of our entry into the Merger Agreement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business. On January 9, 2024, we entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. Completion of the Merger, which is currently expected in late calendar year 2024 or early calendar year 2025, is subject to the satisfaction or waiver of certain closing conditions, including: (1) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (3) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (4) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (5) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (6) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to Juniper, having occurred and that is continuing as of the closing. There is no assurance that all of the conditions will be satisfied or waived, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including, but not limited to, the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results, and business, including:

•potential uncertainty in the marketplace, which could result in current and prospective customers, resellers, and distributors to purchase products and services from our competitors or reduce, delay or cancel purchasing from us;

•the possibility of disruption to our business and operations, including diversion of management attention and resources;

•the inability to attract and retain key personnel (including as a result of solicitation by our competitors or others), and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•the inability to pursue alternative business opportunities or make changes to our business and other restrictions on our ability to conduct our business, pending the completion of the Merger;

•our inability to solicit other acquisition proposals during the pendency of the Merger;

•the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic or political conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain the approval of the adoption of the Merger Agreement by our stockholders;

•the failure to obtain regulatory approvals from certain governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a continuing Material Adverse Effect on our business would permit HPE not to close the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, resellers, distributors, manufacturers, service providers, investors, lenders, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;

•the requirement that we pay a customary termination fee of $407.5 million if the Merger Agreement is terminated in certain circumstances, including by us in order to accept a superior proposal or by HPE because the Board of Directors of Juniper withdraws its recommendation in favor of the Merger.

Even if successfully completed, there are certain additional risks to our stockholders from the Merger, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition, or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company, and will be affected by the ability of HPE to integrate and implement its plans, forecasts and other expectations with respect to our business and realize additional opportunities for growth and innovation.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition, and our results of operations and prospects.

Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed. Before the Merger may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., in the European Union, and in numerous other jurisdictions. In addition, the Merger may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities.

In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effects of the Merger on competition within their relevant jurisdiction. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, HPE and us. Such conditions, any such negotiations and the process of obtaining regulatory approvals could have the effect of delaying or preventing consummation of the Merger.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things necessary, proper, or advisable under applicable laws to consummate and make effective the transactions contemplated by the Merger Agreement, including the Merger, as soon as reasonably practicable; provided, however, HPE is not required, and we are not permitted, to take any action that would result in a Burdensome Condition (as defined in the Merger Agreement). Satisfaction of many of the closing conditions is not within our control. For example, we cannot be certain that required regulatory clearances and approvals will be obtained in a timely manner or at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger.

If any of the closing conditions are not satisfied or waived prior to January 9, 2025, which deadline may be automatically extended to October 9, 2025, under certain circumstances, it is possible that the Merger Agreement will be terminated.

Litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business. It is possible that litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements like the Merger Agreement. The outcome of any such litigation is uncertain, and any litigation related to the Merger could delay or prevent the consummation of the proposed Merger.

Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially negatively impact our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, resellers, distributors, and other business partners, or otherwise materially harm our operations and financial performance.

Further, one of the conditions to the completion of the Merger is that no restraining order, preliminary or permanent injunction, or other order issued by any court of competent jurisdiction will be in effect which prevents the consummation of the Merger. As such, if any such order or injunction preventing the consummation of the Merger is obtained, that order or injunction may prevent the proposed Merger from becoming effective or from becoming effective within the expected timeframe.

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
•the impact of a U.S federal government shutdown or sovereign debt default on the U.S. economy, capital markets, our customers, our suppliers, and our business, including any adverse effects due to limited federal government services, such as import and export clearance, or visa processing;
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine as well as governmental sanctions imposed in response, the Israel-Hamas war, and conflicts related to the attacks on cargo ships in the Red Sea), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

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

Our backlog may not be an accurate indicator of our level and timing of future revenues. Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew significantly in 2021 and 2022 and remained elevated throughout 2023. As customer buying patterns normalize, order growth declines, and supply chain conditions improve, we expect our backlog to reduce to approximate historical levels. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these and other events effectively, or if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could be adversely affected.

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

Our acquisitions or divestitures of businesses could disrupt our business and harm our financial condition and stock price, and equity issued as consideration for acquisitions may dilute the ownership of our stockholders. We have made, and may continue to make, acquisitions to enhance our business and invest significant resources to integrate the businesses we acquire. The success of each acquisition depends in part on our ability to realize business opportunities and manage risks, including, but not limited to: problems combining the purchased business operations, technologies or products, unanticipated costs, higher operating expenses, liabilities, litigation, diversion of management's time and attention, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and where competitors in such markets have stronger market positions, initial dependence on unfamiliar supply chains, failure of our due diligence processes to identify significant problems, liabilities, or other challenges of an acquired company or technology, including risks that arise due to incomplete assimilation of acquired companies' information systems and use by acquired companies of technology managed outside the scope of our information technology organization resulting in incomplete coverage by our cybersecurity threat risk management tools, and the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire.

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

In addition, services revenue, including SaaS revenue, accounts for a significant portion of our revenue, comprising 35%, 33%, and 35% of total revenue in 2023, 2022, and 2021, respectively. We expect our sales of new or renewal professional services, support, maintenance, and SaaS contracts to fluctuate due to end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services when delivered, and we recognize support, maintenance, and SaaS revenue periodically over the term of the relevant service period.

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

Issues in the development and use of artificial intelligence may result in reputational harm or liability. We incorporate AI capabilities into certain of our offerings, and this technology is a significant element of our business. As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business. Deficiencies or other failures of AI systems could subject us to competitive harm, regulatory action, penalties, legal liability, or brand or reputational harm. AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or privacy regulations. While laws and regulations applicable to AI are emerging and evolving, including the EU’s provisional AI Act, what these legal frameworks will look like remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks, costs, and challenges. We aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use. However, we may be unsuccessful in identifying or resolving ethical or legal issues presented by the use of AI. The use of AI to support business operations may carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal data or proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools. Increased use of AI by third parties may also increase these risks. Further, reliance on AI could introduce operational vulnerabilities and impact our relationships with customers, partners, and suppliers.

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
•issues related to cloud-specific and AI-specific regulatory requirements in certain countries including the U.S.,U.K., EU, and APAC countries.
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

Because techniques used by malicious parties to access or sabotage networks are sophisticated, change frequently, and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques or the vulnerabilities they have caused or other potential vulnerabilities or security defects. Our logging of security incidents may also not be sufficient to identify or fully investigate a cybersecurity incident. Further, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers, as appropriate. Exploitation of vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.

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

Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters. There is an increasing focus from U.S. and foreign government agencies, investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, including sustainable products. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, the recently adopted California climate reporting rules and, to the extent applicable, the Corporate Sustainability Reporting Directive. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other related matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult, and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, or if we were to be subject to litigation from stakeholders as a result of our ESG initiatives, our business, financial performance and growth could be adversely affected.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. The rapid development and deployment of tools that leverage AI is also causing governments to consider regulation of AI, even for AI that does not pertain to personal data. These types of regulations are in effect or under consideration in several jurisdictions where we do business. For example, in December 2023, the EU agreed upon a legal framework on AI: the AI Act. It is expected that the text of the AI Act will be negotiated and adopted in 2024. If adopted, the AI Act will ban certain AI systems, regulate general purpose AI, impose heavy obligations on high-risk AI systems, subject to high fines, and support innovation through regulatory “sandboxes.” This framework, as currently proposed, may impact our products and services deployed in the EU.

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

In addition, as a contractor and subcontractor to the U.S. government, our IT systems are subject to federal regulations that require compliance with security and privacy controls. Failure to comply with these requirements could result in a loss of federal government business, subject us to claims or other remedies for non-compliance, or negatively impact our business, financial condition, and results of operations.

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

•Both U.S. federal and state, and non-U.S. governments are considering laws and regulations governing AI and machine learning tools that leverage commercial and consumer data, such as the EU's provisional AI Act. These laws may impact some of our products and services, internal business processes and applications, and procurement of vendor solutions. This may increase our liability risks and cause us to incur additional costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of December 31, 2023, our goodwill was $3,734.4 million, and our purchased intangible assets were $91.8 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. EU members initiated legislation to adopt global minimum tax provisions in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (such as the Israel-Hamas war, and conflicts related to the attacks on cargo ships in the Red Sea) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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

There are risks associated with our outstanding and future indebtedness. As of December 31, 2023, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

We may not be able to generate sufficient cash flow to enable us to satisfy our expenses, make anticipated capital expenditures or service our indebtedness, including the Notes. Our ability to pay our expenses, satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures is dependent upon our future performance, restrictions imposed on the Company by the Merger Agreement during the interim period between the signing of the Merger Agreement and the closing of the Merger, and our ability to manage these risks in addition to other factors discussed in this section.

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

Further, we receive debt ratings from the major credit rating agencies in the U.S. Factors that influence our credit ratings include HPE's rating and outlook and our financial strength, as well as our transparency with rating agencies and timeliness of financial reporting. We may not be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

Our investments are subject to risks, which may cause losses and affect the liquidity of these investments. We have substantial investments in asset-backed and mortgage-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, money market funds, mutual funds, time deposits, U.S. government agency securities, and U.S. government securities. We also have investments in privately-held companies, including equity and debt securities. Certain of our investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates, or if the decline in fair value related to creditworthiness of our publicly traded debt investments is judged to be material, or due to certain inherent risks involved in investments in early-stage privately-held companies. For example, we have recognized and may in the future recognize additional losses on an investment, if we determine that an investment without readily determinable fair value is not likely to be recovered. In addition, should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns, which could have a material adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy:

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, internal operational risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to employees, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage such material risks.

To aide in identifying and assessing material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity risks alongside other significant company risks as part of our overall risk assessment process. As part of this process, the Company gathers input from subject matter specialists, as necessary, to gather insights to help in identifying and assessing material cybersecurity threat risks, as well as potential severity and mitigation measures. We also have a cybersecurity specific risk assessment process, which helps identify potential cybersecurity risks. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment.

We manage these known risks by using internal security controls designed to align with standards set by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), and the Center for Internet Security (“CIS”), and by engaging third party experts to perform penetration tests to attempt to infiltrate our information systems, as such term is defined in Item 106(a) of Regulation S-K. These penetration tests are focused on specific objectives to assist us in managing our cybersecurity threat risks. Our maturity in these controls varies by control type and by business.

We also conduct the following activities at various intervals during the year, which vary in maturity across our business:

•monitor emerging data protection laws and implement changes from time-to-time to our processes designed to comply;

•undertake regular reviews of our customer facing policies and statements related to cybersecurity;

•through policy, practice, and contract (as applicable) require employees, who provide services on our behalf, to treat customer information and data with care;

•leverage the NIST incident handling framework to help us prepare, detect, analyze, contain, eradicate, respond, and recover when there is an actual or potential cybersecurity incident;

•run exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

•run exercises to simulate a response to a cybersecurity incident to provide training to our cyber incident response team;

•run annual tabletop exercises to train our executives and increase their cybersecurity awareness;

•conduct a variety of information security and privacy trainings, including new employee training, job-specific security training, specialized training for IT and security personnel, and phishing simulations.

•hold an annual Cybersecurity Awareness Month programming, which is available for all employees during which we provide seminars, presentations, and employee engagement activities designed to reinforce our employee information security training and enhance the culture and knowledge of cybersecurity risks among our employees;

•carry information security risk insurance to help defray potential losses that might arise from a cybersecurity incident.

Our cybersecurity incident response plan was developed to respond to the threat of security breaches, the threat of cyberattacks, and to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. Our incident response plan coordinates the activities that we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate material cybersecurity incidents to our global crisis management plan, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our processes also address cybersecurity threat risks associated with our use of third party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits.

We regularly engage with assessors, consultants, auditors, and other third parties, including by regularly having third parties, including independent Qualified Security Assessors review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

In our risk factors, we describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance:

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Board has oversight responsibility for the Company’s Enterprise Risk Management framework. The Board as a whole and through the various Board committees oversees the Company’s management of material enterprise level risk, focusing on four areas of risk: strategic, compliance, operational, and financial.  To fulfill its oversight responsibility, the Board also regularly reviews, consults, and discusses with management on strategic direction, challenges, and risks faced by the Company.

As part of our entire Board's operational risk management responsibilities, it has oversight of risks from cybersecurity threats. The Audit Committee has been designated with the responsibility to regularly review the Company’s processes and procedures around managing cybersecurity threat risks and cybersecurity incidents. As discussed below, members of management report to the Audit Committee which reports to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

In support of the Board's oversight of the Company's cybersecurity risk management program, the Audit Committee receives (i) quarterly updates or reports delivered directly from our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) and (ii) three reports delivered as part of the Company's enterprise risk management update to the Audit Committee. These reports may be supplemented, as needed, by the CIO, CISO, and other executives at the Company. These reports include a variety of cybersecurity topics, such as threat risk management updates, the results of exercises and response readiness assessments, our incident response plan, and steps management has taken to respond to such threat risks. In such sessions, the Audit Committee receives materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and discusses such matters with our CIO and CISO.

Members of the Board and Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, mergers and acquisitions, and other relevant matters.

Our CISO oversees our cybersecurity risk management program in partnership with our CIO and other business leaders, including our General Counsel. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.

Our CIO has developed expertise in cybersecurity and compliance, enterprise architecture and road mapping, data and analytics, digital transformation and customer service through her 39 years of experience in the information technology space. She earned her computer science degree from Temple University and currently teaches in the Masters in Information Systems program at University of San Francisco. Our CISO has worked in cybersecurity for 25 years, including thirteen years as a CISO or deputy CISO. He is currently a Certified Information Systems Security Professional and holds an Information Systems Security

Architecture Professional sub-certification (CISSP-ISSAP). He also holds a masters of science degree in computer science, with an information security specialization from James Madison University.

ITEM 2. Properties

Our corporate headquarters is located at an owned site in Sunnyvale, California. As of December 31, 2023, we leased space (including offices and other facilities) in locations throughout the United States and in various places outside the United States. We believe that our current offices and other facilities are in good condition and appropriately support our current business needs.

ITEM 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 14, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol JNPR.

Stockholders
As of February 5, 2024, there were 517 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

Dividends

The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2023, there were no share repurchases under our Board-approved 2018 Stock Repurchase Program, which authorizes us to purchase an aggregate of up to $3.0 billion of our common stock. As of December 31, 2023, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 9, Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2018, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index. Total stockholder return assumes reinvestment of all dividends.

Stock Performance Graph
225
200
175
150
125
100
75
2018
2019
2020
2021
2022
2023
JNPR
S&P 500
NASDAQ Telecommunications Index

	As of December 31,
	2018	2019	2020	2021	2022	2023
JNPR	$100.00	$94.37	$89.29	$145.88	$134.09	$127.40
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
NASDAQ Telecommunications Index	$100.00	$113.65	$141.14	$149.82	$113.74	$130.05

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

Executive Overview

Proposed Merger with Hewlett Packard Enterprise

On January 9, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Jasmine Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $40.00 in cash, without interest and subject to applicable withholding taxes.

The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects the Company to customary interim operating covenants that restrict us from taking certain specified actions without HPE’s approval (such approval not to be unreasonably withheld, conditioned, or delayed) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. During this period, we are permitted to continue paying regular quarterly dividends, substantially in accordance with past practice, at a quarterly rate not to exceed $0.22 per share.

The completion of the Merger, which is currently expected to close in late calendar year 2024 or early calendar year 2025, is subject to the receipt of regulatory approvals and other customary closing conditions, including the adoption of the Merger Agreement by our stockholders. If the transaction is consummated, our common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act. See the section entitled “Risk Factors” in Item 1A of Part I of this Report for further discussion about the risks related to the Merger.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	As of and for the Years Ended December 31,
	2023	2022	$ Change	% Change

Net revenues	$5,564.5	$5,301.2	$263.3	5%
Gross margin	$3,201.9	$2,958.3	$243.6	8%
Percentage of net revenues	57.5%	55.8%
Operating income	$470.1	$519.1	$(49.0)	(9)%
Percentage of net revenues	8.4%	9.8%
Net income	$310.2	$471.0	$(160.8)	(34)%
Percentage of net revenues	5.6%	8.9%
Net income per share
Basic	$0.97	$1.46	$(0.49)	(34)%
Diluted	$0.95	$1.43	$(0.48)	(34)%

Operating cash flows	$872.8	$97.6	$775.2	794%
Stock repurchase plan activity	$385.0	$299.7	$85.3	28%
Cash dividends declared per common stock	$0.88	$0.84	$0.04	5%
DSO(1)	69	76	(7)	(9)%

Deferred revenue:
Deferred product revenue	$92.1	$108.8	$(16.7)	(15)%
Deferred service revenue	1,932.8	1,554.3	378.5	24%
Total	$2,024.9	$1,663.1	$361.8	22%

Deferred revenue from customer solutions(2)	$843.4	$632.8	$210.6	33%
Deferred revenue from hardware maintenance and professional services	1,181.5	1,030.3	151.2	15%
Total	$2,024.9	$1,663.1	$361.8	22%
________________________________
(1)     DSO is for the fourth quarter ended December 31, 2023, and 2022.
(2)     Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Automated WAN Solutions, Cloud-Ready Data Center, and AI-Driven Enterprise customer solution categories.

•Net Revenues: Net revenues increased during 2023 compared to 2022 driven by a growth in Enterprise vertical, partially offset by a decline in the Cloud and Service Provider verticals. Net revenues increased across all geographies. Service net revenues increased primarily driven by strong sales of hardware maintenance contracts and SaaS subscriptions.

•Gross Margin: Gross margin as a percentage of net revenues increased during 2023 compared to 2022 primarily due to improved service gross margin. The increase in service gross margin was mainly due to higher revenue from hardware maintenance and software subscriptions and lower service delivery costs.

•Operating Margin: Operating income as a percentage of net revenues decreased during 2023 compared to 2022 primarily due to higher personnel-related expenses driven by an increase in headcount and higher restructuring costs, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations increased primarily due to improvements in working capital and one-time proceeds from the termination of our interest rate lock contracts, partially offset by higher cash taxes and increased compensation payments.

•Capital Return: We continued to return capital to our stockholders. During 2023, we repurchased a total of 13.1 million shares of our common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million. During 2023, we paid quarterly dividends of $0.22 per share, for an aggregate amount of $280.8 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to improved invoicing linearity, partially offset by lower revenue for the fourth quarter ended December 31, 2023 compared to the same period in 2022.

•Deferred Revenue: Total deferred revenue increased, primarily driven by the timing of contract renewals and increase in deferrals of SaaS and software license subscriptions.

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and turmoil in the geopolitical environment, including the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, the Israel-Hamas war, and escalating tensions in the Red Sea in connection with the attacks by the Houthis to disrupt shipments. Our overall performance depends in-part on global economic conditions, as well as other disruptions and the impacts of such conditions on our customers.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, global supply chain constraints and component parts shortages resulted in extended lead times of certain products to our customers and impacted the volume of products we were able to deliver, which negatively impacted our ability to recognize revenue. Throughout fiscal year 2023, we saw an overall improvement of industry-wide supply constraints.

While global component shortages persisted in prior periods, certain customers placed advanced product orders in an effort to secure supply. These elevated product order levels declined throughout 2023 as supply chain constraints eased. As a result, we expect our backlog to normalize in 2024 as our customers consume previously placed advance orders and normalize their buying patterns.

In prior years, we committed to purchase additional inventory to meet customer demands for our products and to mitigate supply constraints. As a result, our inventory levels increased in 2023 and are expected to remain elevated in the near term. When we became aware of an inability to sell this inventory, we recognized inventory obsolescence charges, and we expect to continue to incur future inventory obsolescence charges, which may be material. Our purchase commitments are expected to continue to decline as our supplier lead times normalize. Our operating cash flows have been and may continue to be negatively impacted by significant inventories at our contract manufacturers.

Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact on our operations and financial performance, our ability to execute our business strategies, and initiatives in the expected time frame, will depend on the impact of macroeconomic factors on our customers, partners, employees, contract manufacturers and supply chain. See the section entitled “Risk Factors” in Item 1A of Part I of this Report for further discussion.

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

•Inventory Valuation and Contract Manufacturer Liabilities: Inventory consists primarily of components and finished goods and is stated at the lower of cost or net realizable value. A provision is recorded when inventory is determined to be in excess of anticipated future demand for customer orders or that may become obsolete to adjust inventory to its estimated realizable value. In addition, we record a liability for the possible repurchase of quantities held by our contract manufacturers in excess of anticipated future demand or that may become obsolete.

Significant judgment is used in establishing our forecasts of future demand and obsolete materials exposure. We perform a detailed analysis and review of data used in establishing our demand forecasts. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there was a higher incidence of inventory obsolescence because of rapidly changing technology, our customer requirements, changes in market conditions, or new product introductions, we may be required to increase our provision and contract manufacturer liabilities, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory excess, obsolescence and adequacy of our contract manufacturer liabilities.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at http://investor.juniper.net.

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Customer Solutions:
Automated WAN Solutions	$1,839.3	$1,865.3	$(26.0)	(1)%
Percentage of net revenues	33.1%	35.2%
Cloud-Ready Data Center	744.7	878.9	(134.2)	(15)%
Percentage of net revenues	13.4%	16.6%
AI-Driven Enterprise	1,391.8	1,026.2	365.6	36%
Percentage of net revenues	25.0%	19.4%
Hardware Maintenance and Professional Services	1,588.7	1,530.8	57.9	4%
Percentage of net revenues	28.5%	28.8%
Total net revenues	$5,564.5	$5,301.2	$263.3	5%

Customer Verticals:
Cloud	$1,162.8	$1,393.6	$(230.8)	(17)%
Percentage of net revenues	20.9%	26.3%
Service Provider	1,842.5	1,891.2	(48.7)	(3)%
Percentage of net revenues	33.1%	35.7%
Enterprise	2,559.2	2,016.4	542.8	27%
Percentage of net revenues	46.0%	38.0%
Total net revenues	$5,564.5	$5,301.2	$263.3	5%

Geographic Regions:
Americas:
United States	$3,066.5	$2,931.6	$134.9	5%
Other	266.8	225.2	41.6	18%
Total Americas	3,333.3	3,156.8	176.5	6%
Percentage of net revenues	59.9%	59.6%
EMEA	1,405.7	1,370.0	35.7	3%
Percentage of net revenues	25.3%	25.8%
APAC	825.5	774.4	51.1	7%
Percentage of net revenues	14.8%	14.6%
Total net revenues	$5,564.5	$5,301.2	$263.3	5%

Total net revenues increased primarily due to growth in AI-Driven Enterprise and Hardware Maintenance and Professional Services, which were mainly driven by higher sales volume, partially offset by a decline in Cloud-Ready Data Center and Automated WAN Solutions.

The AI-Driven Enterprise revenue increase was primarily driven by Enterprise and Service Provider, partially offset by a decline in Cloud.

The decreases in Cloud-Ready Data Center revenue and the Automated WAN Solutions revenue were primarily due to a decline in Cloud and Service Provider, partially offset by a growth in Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change

Software and Related Services	$1,223.4	$994.2	$229.2	23%
Percentage of net revenues	22.0%	18.8%
Total Security	$669.7	$628.6	$41.1	7%
Percentage of net revenues	12.0%	11.9%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change

Product gross margin	$1,850.9	$1,778.2	$72.7	4%
Percentage of product revenues	51.0%	50.2%
Service gross margin	1,351.0	1,180.1	170.9	14%
Percentage of service revenues	69.9%	67.0%
Total gross margin	$3,201.9	$2,958.3	$243.6	8%
Percentage of net revenues	57.5%	55.8%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. For example, in prior periods, our logistics and other supply chain-related costs increased due to the global component shortage, and we saw cost improvement in 2023 due to the overall reduction in industry-wide supply constraints. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section of Item 1A of Part I of this Report.

Product gross margin

Product gross margin as a percentage of product revenues increased primarily due to the easing of elevated logistics and other supply chain costs and favorable software revenue mix, partially offset by higher inventory-related expenses and unfavorable product mix. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue from hardware maintenance and software subscriptions and lower service delivery costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change

Research and development	$1,144.4	$1,036.1	$108.3	10%
Percentage of net revenues	20.6%	19.5%
Sales and marketing	1,233.9	1,133.4	100.5	9%
Percentage of net revenues	22.2%	21.4%
General and administrative	255.5	249.5	6.0	2%
Percentage of net revenues	4.6%	4.7%
Restructuring charges	98.0	20.2	77.8	385%
Percentage of net revenues	1.8%	0.4%
Total operating expenses	$2,731.8	$2,439.2	$292.6	12%
Percentage of net revenues	49.1%	46.0%

Our operating expenses have historically been driven in large part by personnel-related costs, including salaries and wages; commissions and bonuses, which we refer to collectively as variable compensation; benefits; share-based compensation; and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 11,144 and 10,901 employees as of December 31, 2023, and 2022, respectively. Our headcount increased by 243 employees, or 2%.

Research and development

Research and development expense increased primarily due to higher share-based compensation and other personnel-related costs driven by headcount growth.

Sales and marketing

Sales and marketing expense increased primarily due to higher personnel-related costs driven by headcount growth and higher variable compensation.

Restructuring charges

Restructuring charges increased primarily due to expenses recorded in connection with our restructuring plans approved in the third quarter of 2023. For further explanation of our restructuring charges, see Note 7, Restructuring Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Gain (loss) on privately-held investments, net	$(97.3)	$20.4	$(117.7)	N/M
Percentage of net revenues	(1.7)%	0.4%
______________________
N/M - Not meaningful

In 2023, the Company recognized an unrealized loss on its privately-held equity investments due to declines in fair values. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates, and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.

Gain on Divestiture

The following table presents the gain on divestiture (in millions, except percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Gain on divestiture	$—	$45.8	$(45.8)	(100)%
Percentage of net revenues	—%	0.9%

In 2022, we recognized a gain of $45.8 million related to the divestiture of our silicon photonics business for cash consideration of $90.0 million and a 25% equity interest in the business.

Other Expense, Net

The following table presents other expense, net (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change

Interest income	$50.6	$19.6	$31.0	158%
Interest expense	(80.0)	(58.6)	(21.4)	37%
Gain (loss) on other investments, net (1) (2)	6.0	(11.6)	17.6	(152)%
Other	(0.4)	1.6	(2.0)	(125)%
Total other expense, net	$(23.8)	$(49.0)	$25.2	(51)%
Percentage of net revenues	(0.4)%	(0.9)%
_______________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.
(2) The prior period amounts have been reclassified to conform to the current period presentation.

Interest income primarily includes interest earned on our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Gain (loss) on other investments, net, primarily includes gains (losses) from the sale of investments in fixed income securities and equity investments with readily determinable fair values. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

Total other expense, net, decreased primarily due to higher interest income related to our fixed income investment portfolio, as a result of higher yields and higher net gains from equity investments, partially offset by higher interest expense related to our debt portfolio.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change

Income tax provision	$29.2	$60.5	$(31.3)	(52)%
Effective tax rate	8.4%	11.3%

The effective tax rate for fiscal year 2023 was lower than fiscal year 2022, primarily due to the net difference in discrete items in fiscal year 2023 compared to fiscal year 2022 and a change in the geographic mix of earnings. For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our income tax provision, see Note 12, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. In 2023, the new regulations resulted in incremental cash tax payments of approximately $150 million and a reduction in our effective tax rate due to increased benefit from U.S. foreign-derived intangible income and an increased federal R&D credit. Future impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in those respective years. We estimate the largest impact will have been to 2022 cash flow from operations and that the impact in future years should gradually decrease over the five- and fifteen-year amortization periods. The Company’s future effective tax rate may be impacted.

European Union members and certain other countries initiated legislation to adopt global minimum tax provisions in 2023, which are intended to be effective for tax years beginning after 2023. We do not expect to incur significant global minimum taxes in 2024.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, and payment of cash dividends on our common stock. Since the enactment of the Tax Act, we have repatriated a significant amount of cash from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business, support value-enhancing mergers and acquisitions, and fund our return of capital to stockholders.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, and cash generated from operations together with the revolving credit facility will be sufficient to fund our operations; planned dividends; capital expenditures; purchase commitments and other liquidity requirements; and anticipated growth for at least the next twelve months and thereafter for the foreseeable future. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate; the timing and amount we spend to support development efforts; the expansion of sales and marketing activities; the introduction of new and enhanced products and services; the costs to acquire or invest in businesses and technologies; an increase in manufacturing or component costs; certain interim operating covenants that we have agreed to in the Merger Agreement; and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part I of this Report.

The Company's material cash requirements include the following contractual and other obligations.

Revolving Credit Facility

In June 2023, we entered into a new credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Company's previous $500.0 million revolving credit facility was terminated concurrently with the Company entering into the Revolving Credit Facility. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of December 31, 2023, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. In connection with our entry into the Merger Agreement, certain terms limit our ability to drawdown the full amount of $500.0 million available under the Revolving Credit Facility. Refer to Note 8, Debt and Financing, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for information on the credit agreement.

Debt

As of December 31, 2023, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1,700.0 million (collectively the "Notes"), none of which is payable within 12 months. As of December 31, 2023, future interest payments associated with the Notes total $594.6 million, with $55.4 million payable within 12 months.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of December 31, 2023, we had purchase commitments of $1,291.6 million, with $989.5 million payable within 12 months.

Tax

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Act. The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. As of December 31, 2023, the balance of our transition tax obligation was $179.7 million, with $73.4 million payable within 12 months.

As of December 31, 2023, the Company had $92.7 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

In 2023, we made tax payments of approximately $406 million of which approximately $150 million can be attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 8 years and 1 to 4 years, respectively. As of December 31, 2023, we had fixed lease payment obligations of $138.7 million, with $47.1 million payable within 12 months.

Unconditional Purchase Obligations - Other

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. As of December 31, 2023, we had unconditional purchase obligations of $69.6 million, with $33.1 million payable within 12 months. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our unconditional purchase obligations.

Guarantees

We have financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs, and customs of $32.5 million as of December 31, 2023.

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

During the fiscal year ended December 31, 2023, we repurchased 13.1 million shares of our common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million, under the 2018 Stock Repurchase Program. As of December 31, 2023, there was $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

In connection with our entry into the Merger Agreement, we suspended our 2018 Stock Repurchase Program and will not repurchase our common stock subsequent to year end 2023. See Note 9, Equity, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of the 2018 Stock Repurchase Program.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for discussion of our dividend declaration subsequent to December 31, 2023.

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

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2023 and 2022 that are sensitive to changes in interest rates assuming immediate parallel shifts in the yield curve of 50 basis points, or BPS, 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate (in millions):

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2023	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$583.0	$581.7	$580.5	$579.3	$578.0	$576.8	$575.5

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2022	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$415.8	$414.8	$413.8	$412.8	$411.8	$410.8	$409.8

Interest rate swap contracts

The Company uses interest rate swap contracts to convert certain of our fixed interest rate notes to floating interest rates based on the Secured Overnight Financing Rate (SOFR), resulting in a net increase or decrease in interest expense. These swap contracts hedge against the interest rate risk exposures of the designated debt issuances. As of December 31, 2023 and December 31, 2022, the aggregate notional amount of the interest rate swap contracts was $600.0 million. As of December 31, 2023 and December 31, 2022, the fair value of the interest rate swap contracts resulted in a liability of $73.6 million and $87.4 million, respectively. A hypothetical 10% change in the interest rates as of December 31, 2023 would not have had a material impact to our operating results or the fair value of the interest rate swap contracts.

Foreign Currency Risk and Foreign Exchange Forward Contracts

The Company uses derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes.

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 79% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of thirty-six months or less. The change in foreign currency exchange rates compared to prior periods resulted in a reduction to our operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, by $20.5 million, or 0.5%, and by

$69.4 million, or 1.7%, for the year ended December 31, 2023 and December 31, 2022, respectively. See Note 4, Derivative Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our derivative and hedging activity.

We have performed a sensitivity analysis as of December 31, 2023 and as of December 31, 2022, using a modeling technique that measures the change in the amount of non-U.S. Dollar cash, cash equivalents, and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2023 and December 31, 2022, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2023 and December 31, 2022 by $35.8 million, or 2.7%, and by $32.3 million, or 2.7%, respectively.

Equity Price Risk

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and others can be carried at fair value. An investment under the equity method of accounting is initially measured at fair value and subsequently adjusted for any impairment, investee capital transactions, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The carrying values of our investments in privately-held companies were $121.9 million and $226.6 million as of December 31, 2023 and December 31, 2022, respectively. The privately-held companies in which we invest can still be considered to be in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls to identify and determine the distinct performance obligations and the timing of revenue recognition.

Among the procedures we performed to test the identification and determination of the distinct performance obligations and the timing of revenue recognition, we read the executed contract and purchase order to understand the arrangement, identified the performance obligation(s), determined the distinct performance obligations, and evaluated the timing and amount of revenue recognized for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Inventory Valuation & Contract Manufacturer Liabilities

Description of the matter
As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost or net realizable value. The Company’s inventory balance totaled $1.0 billion on December 31, 2023. The Company records a loss provision when inventory is determined to be in excess of anticipated demand, or considered obsolete, to adjust inventory to its estimated realizable value. The Company records a liability and recognizes a corresponding loss for non-cancellable inventory purchase commitments with contract manufacturers that are in excess of the Company’s demand forecasts, or that are considered obsolete (“contract manufacturer liability”).

Auditing management’s assessment of net realizable value for inventory, and contract manufacturer liabilities was complex and highly judgmental due to the assessment of management’s estimates of forecasted product demand, which can be impacted by changes in overall customer demand, changes in the timing of the introduction and customer adoption of new products, adjustments to manufacturing and engineering schedules, and overall economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the net realizable value of inventory and the contract manufacturer liability. This included controls over the determination of forward-looking demand and production forecasts, and the evaluation of the accuracy and completeness of the inventory provision and contract manufacturer liability.
To test the inventory provision and contract manufacturer liability, we performed audit procedures that included, among others, assessing the Company’s methodology over the computation of the loss provision and liability, testing the significant assumptions and the underlying inputs used by the Company in its analysis including historical sales trends, expectations regarding future sales, changes in the Company’s business, customer base and other relevant factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
San Jose, California

February 7, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juniper Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 7, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 7, 2024

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net revenues:
Product	$3,632.5	$3,539.9	$3,078.1
Service	1,932.0	1,761.3	1,657.3
Total net revenues	5,564.5	5,301.2	4,735.4
Cost of revenues:
Product	1,781.6	1,761.7	1,409.4
Service	581.0	581.2	585.9
Total cost of revenues	2,362.6	2,342.9	1,995.3
Gross margin	3,201.9	2,958.3	2,740.1
Operating expenses:
Research and development	1,144.4	1,036.1	1,007.2
Sales and marketing	1,233.9	1,133.4	1,052.7
General and administrative	255.5	249.5	249.8
Restructuring charges	98.0	20.2	42.9
Total operating expenses	2,731.8	2,439.2	2,352.6
Operating income	470.1	519.1	387.5
Gain (loss) on privately-held investments, net (1) (2)	(97.3)	20.4	12.7
Gain on divestiture	—	45.8	—
Loss on extinguishment of debt	—	—	(60.6)
Other expense, net (1)	(23.8)	(49.0)	(29.5)
Income before income taxes and loss from equity method investment	349.0	536.3	310.1
Income tax provision	29.2	60.5	57.4
Loss from equity method investment, net of tax	9.6	4.8	—
Net income	$310.2	$471.0	$252.7

Net income per share:
Basic	$0.97	$1.46	$0.78
Diluted	$0.95	$1.43	$0.76
Shares used in computing net income per share:
Basic	320.0	322.1	324.4
Diluted	325.9	329.5	331.6
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.
(2) Privately-held investments represent investments in privately-held debt, redeemable preferred stock securities, and equity investments without readily determinable fair value. Refer to Note 2, Cash Equivalents and Investments.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$310.2	$471.0	$252.7
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses	7.1	(6.5)	(5.0)
Net realized losses (gains) reclassified into net income	—	0.4	(1.2)
Net change on available-for-sale debt securities	7.1	(6.1)	(6.2)
Cash flow hedges:
Change in net unrealized gains and losses	11.7	15.7	(13.5)
Net realized losses (gains) reclassified into net income	29.1	26.8	(25.2)
Net change on cash flow hedges	40.8	42.5	(38.7)
Change in foreign currency translation adjustments	(3.0)	(30.1)	(12.8)
Other comprehensive income (loss), net	44.9	6.3	(57.7)
Comprehensive income	$355.1	$477.3	$195.0

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,068.1	$880.1
Short-term investments	139.4	210.3
Accounts receivable, net of allowance for doubtful accounts of $9.8 and $11.1 as of December 31, 2023 and 2022, respectively	1,044.1	1,227.3
Inventory	952.4	619.4
Prepaid expenses and other current assets	591.5	680.0
Total current assets	3,795.5	3,617.1
Property and equipment, net	689.9	666.8
Operating lease assets	111.4	141.6
Long-term investments	116.8	139.6
Purchased intangible assets, net	91.8	160.5
Goodwill	3,734.4	3,734.4
Other long-term assets	978.7	866.7
Total assets	$9,518.5	$9,326.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$295.1	$347.4
Accrued compensation	292.2	306.1
Deferred revenue	1,130.0	1,020.5
Other accrued liabilities	386.7	404.9
Total current liabilities	2,104.0	2,078.9
Long-term debt	1,616.8	1,601.3
Long-term deferred revenue	894.9	642.6
Long-term income taxes payable	204.5	279.4
Long-term operating lease liabilities	82.9	117.7
Other long-term liabilities	122.7	131.7
Total liabilities	5,025.8	4,851.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 320.3 shares and 322.9 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	6,740.0	6,846.4
Accumulated other comprehensive income	49.1	4.2
Accumulated deficit	(2,296.4)	(2,375.5)
Total stockholders' equity	4,492.7	4,475.1
Total liabilities and stockholders' equity	$9,518.5	$9,326.7

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$310.2	$471.0	$252.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	279.4	209.3	222.6
Depreciation, amortization, and accretion	194.7	217.7	237.4
Deferred income taxes	(262.1)	(222.5)	71.7
Provision for inventory excess and obsolescence (1)	109.8	36.9	4.9
Operating lease assets expense	40.7	40.3	44.9
Gain on divestiture	—	(45.8)	—
Loss (gain) on privately-held investments, net (1)	97.3	(20.4)	(12.7)
Loss from equity method investment	9.6	4.8	—
Loss on extinguishment of debt	—	—	60.6
Impairment of assets (1)	28.0	5.1	16.3
Loss (gain) on non-qualified deferred compensation plan and other (1)	(4.8)	12.7	(4.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	183.4	(232.0)	(31.8)
Inventory (1)	(484.4)	(394.2)	(60.4)
Prepaid expenses and other assets (1)	182.2	(299.0)	(249.9)
Accounts payable	(51.9)	67.4	0.2
Accrued compensation	(13.2)	(23.1)	70.3
Income taxes payable	(99.6)	21.1	24.3
Other accrued liabilities	(7.5)	(3.3)	(85.4)
Deferred revenue	361.0	251.6	128.7
Net cash provided by operating activities	872.8	97.6	689.7
Cash flows from investing activities:
Purchases of property and equipment	(159.4)	(105.1)	(100.0)
Proceeds from divestiture, net	—	89.1	—
Purchases of available-for-sale debt securities	(155.0)	(104.1)	(649.8)
Proceeds from sales of available-for-sale debt securities	31.9	118.2	546.1
Proceeds from maturities and redemptions of available-for-sale debt securities	217.3	390.3	394.0
Purchases of equity securities	(11.6)	(16.5)	(10.1)
Proceeds from sales of equity securities	15.7	47.7	25.6
Payments for business acquisitions, net of cash and cash equivalents acquired	—	—	(182.6)
Subsequent payments related to acquisitions in prior years	(0.7)	(14.6)	(10.1)
Funding of loan receivable and other	(5.8)	2.5	0.7
Net cash provided by (used in) investing activities	(67.6)	407.5	13.8
Cash flows from financing activities:
Repurchase and retirement of common stock	(397.6)	(315.2)	(443.5)
Proceeds from issuance of common stock	61.9	57.2	56.4
Payment of dividends	(280.8)	(270.4)	(259.1)
Payment of debt	—	—	(423.8)
Payment of debt extinguishment costs	—	—	(58.3)
Payment of debt issuance costs and other	(2.3)	—	(3.4)
Net cash used in financing activities	(618.8)	(528.4)	(1,131.7)

	Years Ended December 31,
	2023	2022	2021
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	0.2	(21.7)	(12.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	186.6	(45.0)	(440.3)
Cash, cash equivalents, and restricted cash at beginning of period	897.7	942.7	1,383.0
Cash, cash equivalents, and restricted cash at end of period	$1,084.3	$897.7	$942.7

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$81.5	$67.3	$62.6
Cash paid for income taxes, net	$400.9	$253.2	$113.2

Non-cash investing activity:
Equity method investment	$—	$40.3	$—
_________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)

	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	327.7	$7,156.9	$55.6	$(2,669.0)	$4,543.5
Net income	—	—	—	252.7	252.7
Other comprehensive loss, net	—	—	(57.7)	—	(57.7)
Issuance of common stock	9.9	56.4	—	—	56.4
Common stock assumed upon business combination	—	2.7	—	—	2.7
Repurchase and retirement of common stock	(16.0)	(206.2)	—	(237.3)	(443.5)
Share-based compensation expense	—	221.9	—	—	221.9
Payments of cash dividends ($0.80 per share of common stock)	—	(259.1)	—	—	(259.1)
Balance at December 31, 2021	321.6	6,972.6	(2.1)	(2,653.6)	4,316.9
Net income	—	—	—	471.0	471.0
Other comprehensive income, net	—	—	6.3	—	6.3
Issuance of common stock	10.9	57.2	—	—	57.2
Repurchase and retirement of common stock	(9.6)	(122.3)	—	(192.9)	(315.2)
Share-based compensation expense	—	209.3	—	—	209.3
Payments of cash dividends ($0.84 per share of common stock)	—	(270.4)	—	—	(270.4)
Balance at December 31, 2022	322.9	6,846.4	4.2	(2,375.5)	4,475.1
Net income	—	—	—	310.2	310.2
Other comprehensive income, net	—	—	44.9	—	44.9
Issuance of common stock	10.8	61.9	—	—	61.9
Repurchase and retirement of common stock	(13.4)	(167.3)	—	(231.1)	(398.4)
Share-based compensation expense	—	279.8	—	—	279.8
Payments of cash dividends ($0.88 per share of common stock)	—	(280.8)	—	—	(280.8)
Balance at December 31, 2023	320.3	$6,740.0	$49.1	$(2,296.4)	$4,492.7

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

Change in Accounting Estimate

In December 2023, the Company completed an assessment of the useful lives of certain property and equipment. Effective January 1, 2024, the Company has increased the expected useful life of certain lab equipment from 3-5 years to 7 years to better reflect the economic value of our assets. The Company considered several factors in making this change, including current and historical usage patterns, as well as expected technology and overall changes in our product roadmap. This change in estimate will be applied prospectively beginning in the first quarter of 2024.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Equity securities without readily determinable fair values include the Company's investments in privately-held companies consisting of non-redeemable preferred stock and common stock securities. The Company accounts for these securities at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairments. Fair value of these equity securities is reassessed when the Company identifies observable price changes indicating that an adjustment upward or downward to the carrying value is necessary. Any observable changes in fair value are recognized in earnings as of the date that the observable transaction took place. In addition, the Company periodically evaluates equity securities without readily determinable fair values to determine if impairment charges are required by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the fair value of the investment. A qualitative assessment is performed each reporting period to assess whether there are any impairment indicators, including, but not limited to, significant deterioration in the investee's earnings performance; credit rating; asset quality or business prospects; adverse change in the regulatory, economic, or technological environment; change in the general market condition of the geographic area or industry; acquisition offers; and the ability to continue as a going concern. If such indicators are present, the Company estimates the fair value of impaired investments and recognizes an impairment loss in the Consolidated Statement of Operations equal to the difference between the carrying value and fair value.

The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not have control over the investee, under the equity method of accounting. The investment is initially measured at fair value and subsequently adjusted for any impairment, investee capital transactions, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The Company records its interest in the net earnings or loss of its equity method investment along with adjustments for unrealized profits or losses on intra-entity transactions, within its Consolidated Statements of Operations. Depending on the timing of such financial statements of the investee, there may be a lag between the timing of such financial statement and the Company's quarter-end date. For the Company's sole equity method investment as of December 31, 2023, the Company's share of the investee's net earnings or loss is recorded two months in arrears. The Company records an impairment when factors indicate that the carrying amount of the investment might not be recoverable.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

The Company uses interest rate swap contracts to convert certain of our fixed interest rate notes to floating interest rates based on the Secured Overnight Financing Rate (SOFR). All interest rate swap contracts will expire within seven years. The change in fair value of the derivative instrument substantially offsets the change in the fair value of the hedged item. These derivatives are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item.

The Company uses interest rate lock contracts, which fix the benchmark interest rates of future debt issuance. The Company records changes in fair value of these contracts in accumulated other comprehensive income (loss) in the consolidated balance sheets, in the period of change. When the forecasted transaction occurs, the Company will start to amortize the accumulated gains or losses included as a component of other comprehensive income (loss) related to the interest rate lock cash flow hedges to interest expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains or losses on the related cash flow hedge from accumulated other comprehensive income (loss) will be reclassified to other income and expense within the income statement. During the year ended December 31, 2023, the Company terminated these interest rate lock contracts. Refer to Note 4, Derivative Instruments.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. As of December 31, 2023, the Company did not have any finance leases. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities, and operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, over the estimated useful lives of the following assets:

Estimated Useful Life (years)
Computers, equipment, and software (*)	1.5 to 10
Furniture and fixtures	5 to 7
Building and building improvements	7 to 40
Land improvements	10 to 40
Leasehold improvements	Lease term, not to exceed 10 years
________________________________
(*)    Effective January 1, 2024, we increased the expected useful life of certain lab equipment from 3-5 years to 7 years to better reflect the economic value of our assets.

Land is not depreciated. Construction-in-process is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.

Business Combinations

The purchase price of an acquired entity is allocated to tangible assets, liabilities, and intangible assets based on their estimated fair values with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain estimates, such as expected future cash flows, which include consideration of future growth rates and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
margins, attrition rates, future changes in technology, discount rates, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred. The Company's Consolidated Financial Statements include the operating results of acquired businesses from the date of each acquisition.

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

Contract Manufacturer Liabilities

The Company establishes a liability for non-cancelable, non-returnable purchase commitments with its contract manufacturers for carrying charges, quantities in excess of its demand forecasts, or obsolete material charges for components purchased by the contract manufacturers to meet the Company’s demand forecast or customer orders. The demand forecasts are based upon historical trends and analysis, adjusted for overall market conditions.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Deferred Contract Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes these costs, for which the transfer of the goods or services to which the asset relates will occur in future periods. These costs are recorded as prepaid expenses or other long-term assets and are deferred and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
then amortized over a period of benefit which is typically over the term of the customer contracts. Amortization expense is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Costs to produce advertising were approximately $4.9 million for 2023, and $7.4 million for 2022 and 2021. Costs to communicate advertising totaled approximately $25.9 million, $30.0 million, and $26.6 million, for 2023, 2022, and 2021, respectively.

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. For the years ended December 31, 2023, 2022, and 2021, no single customer accounted for 10% or more of net revenues.

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

Recent Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of December 31, 2023 and December 31, 2022 (in millions):

	As of December 31, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$38.2	$0.2	$(0.4)	$38.0	$37.8	$—	$(1.2)	$36.6
Certificates of deposit	3.0	—	—	3.0	—	—	—	—
Commercial paper	41.1	—	—	41.1	—	—	—	—
Corporate debt securities	160.2	0.7	(1.3)	159.6	277.5	—	(7.1)	270.4
Foreign government debt securities	5.3	—	(0.2)	5.1	8.8	—	(0.4)	8.4
Time deposits	273.6	—	—	273.6	70.6	—	—	70.6
U.S. government agency securities	4.0	—	—	4.0	18.6	—	(0.6)	18.0
U.S. government securities	54.8	0.1	—	54.9	9.0	—	(0.2)	8.8
Total fixed income securities	580.2	1.0	(1.9)	579.3	422.3	—	(9.5)	412.8
Privately-held debt and redeemable preferred stock securities	20.6	37.4	(8.3)	49.7	15.5	37.4	—	52.9
Total available-for-sale debt securities	$600.8	$38.4	$(10.2)	$629.0	$437.8	$37.4	$(9.5)	$465.7

Reported as:
Cash equivalents	$328.2	$—	$—	$328.2	$70.6	$—	$—	$70.6
Short-term investments	135.7	—	(1.4)	134.3	205.9	—	(3.3)	202.6
Long-term investments	116.3	1.0	(0.5)	116.8	145.8	—	(6.2)	139.6
Other long-term assets	20.6	37.4	(8.3)	49.7	15.5	37.4	—	52.9
Total	$600.8	$38.4	$(10.2)	$629.0	$437.8	$37.4	$(9.5)	$465.7

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$463.9	$462.5
Due between one and five years	116.3	116.8
Total	$580.2	$579.3

As of December 31, 2023, the Company had an unrealized loss of $1.9 million from 93 fixed income available-for-sale debt securities in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2023 and December 31, 2022.

During the year ended December 31, 2023, the Company recognized an allowance for credit loss of $8.3 million on privately-held debt and redeemable preferred stock investments. The unrealized loss represents the difference between the estimated fair

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
value and the cost of the investment. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and evaluating the investee’s financial condition in relation to its outstanding obligations. During the years ended December 31, 2022 and December 31, 2021, there were no unrealized losses related to Company's privately-held debt and redeemable preferred stock investments.

During the years ended December 31, 2023 and December 31, 2022, the Company had no material gross realized gains or losses from available-for-sale debt securities. During the year ended December 31, 2021, the Company had gross realized gains of $15.3 million and no material gross realized losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of December 31, 2023 and 2022 (in millions):

	As of December 31,
	2023	2022
Equity investments with readily determinable fair value
Money market funds	$337.5	$420.8
Mutual funds	38.0	28.1
Publicly-traded equity securities	5.1	7.7
Equity investments without readily determinable fair value	45.8	137.7
Equity investment under the equity method of accounting	26.4	36.0
Total equity securities	$452.8	$630.3

Reported as:
Cash equivalents	$337.5	$420.8
Short-term investments	5.1	7.7
Prepaid expenses and other current assets	2.5	2.4
Other long-term assets	107.7	199.4
Total	$452.8	$630.3

During the years ended December 31, 2023, 2022, and 2021, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair values.

During the year ended December 31, 2023, there were no material unrealized gains and $89.9 million unrealized losses for equity investments without readily determinable fair value. The unrealized losses represent the difference between the estimated fair values and the carrying values of equity investments without readily determinable fair value. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios. During the years ended December 31, 2022 and 2021, there were no material unrealized gains or losses recognized for equity investments without readily determinable fair value.

As of December 31, 2023 and 2022, the Company's ownership in the investment accounted for under the equity method of accounting represented approximately 24.1% and 25.0%, respectively. During the years ended December 31, 2023 and 2022, the loss recognized from the equity method investment was $9.6 million and $4.8 million, respectively.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of December 31, 2023, the carrying value of restricted cash and investments was $54.3 million, of which $16.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
million was included in prepaid expenses and other current assets and $37.9 million was included in other long-term assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (in millions):

	As of December 31,
	2023	2022
Cash and cash equivalents	$1,068.1	$880.1
Restricted cash included in Prepaid expenses and other current assets	13.8	15.2
Restricted cash included in Other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$1,084.3	$897.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$38.0	$—	$38.0	$—	$36.6	$—	$36.6
Certificates of deposit	—	3.0	—	3.0	—	—	—	—
Commercial paper	—	41.1	—	41.1	—	—	—	—
Corporate debt securities	—	159.6	—	159.6	—	270.4	—	270.4
Foreign government debt securities	—	5.1	—	5.1	—	8.4	—	8.4
Time deposits	—	273.6	—	273.6	—	70.6	—	70.6
U.S. government agency securities	—	4.0	—	4.0	—	18.0	—	18.0
U.S. government securities	20.0	34.9	—	54.9	8.8	—	—	8.8
Privately-held debt and redeemable preferred stock securities	—	—	49.7	49.7	—	—	52.9	52.9
Total available-for-sale debt securities	20.0	559.3	49.7	629.0	8.8	404.0	52.9	465.7
Equity securities:
Money market funds	337.5	—	—	337.5	420.8	—	—	420.8
Mutual funds	38.0	—	—	38.0	28.1	—	—	28.1
Publicly-traded equity securities	5.1	—	—	5.1	7.7	—	—	7.7
Total equity securities	380.6	—	—	380.6	456.6	—	—	456.6
Derivative assets:
Foreign exchange contracts	—	7.2	—	7.2	—	1.3	—	1.3
Interest rate contracts	—	—	—	—	—	125.4	—	125.4
Total derivative assets	—	7.2	—	7.2	—	126.7	—	126.7
Total assets measured at fair value on a recurring basis	$400.6	$566.5	$49.7	$1,016.8	$465.4	$530.7	$52.9	$1,049.0
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(7.2)	$—	$(7.2)	$—	$(37.6)	$—	$(37.6)
Interest rate contracts	—	(73.6)	—	(73.6)	—	(87.4)	—	(87.4)
Total derivative liabilities	—	(80.8)	—	(80.8)	—	(125.0)	—	(125.0)
Total liabilities measured at fair value on a recurring basis	$—	$(80.8)	$—	$(80.8)	$—	$(125.0)	$—	$(125.0)

Total assets, reported as:
Cash equivalents	$337.5	$328.2	$—	$665.7	$420.8	$70.6	$—	$491.4
Short-term investments	12.8	126.6	—	139.4	14.6	195.7	—	210.3
Long-term investments	12.3	104.5	—	116.8	1.9	137.7	—	139.6
Prepaid expenses and other current assets	2.5	4.6	—	7.1	2.4	0.8	—	3.2
Other long-term assets	35.5	2.6	49.7	87.8	25.7	125.9	52.9	204.5
Total assets measured at fair value on a recurring basis	$400.6	$566.5	$49.7	$1,016.8	$465.4	$530.7	$52.9	$1,049.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(6.2)	$—	$(6.2)	$—	$(32.5)	$—	$(32.5)
Other long-term liabilities	—	(74.6)	—	(74.6)	—	(92.5)	—	(92.5)
Total liabilities measured at fair value on a recurring basis	$—	$(80.8)	$—	$(80.8)	$—	$(125.0)	$—	$(125.0)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the years ended December 31, 2023 and 2022, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the year ended December 31, 2023, the Company recognized an unrealized loss of $8.3 million on its privately-held debt and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of December 31, 2023, downward adjustments for equity securities without readily determinable fair value in the aggregate were $89.9 million. Refer to Note 2, Cash Equivalents and Investments. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets, goodwill and property plant and equipment, are measured at fair value on a nonrecurring basis. During the year ended December 31, 2023, the Company recognized impairment charges of $28.0 million, which relate to the Company's property and equipment and other assets. There were no significant impairment charges recognized during the years ended December 2022 and 2021.

As of December 31, 2023 and 2022, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2023 and December 31, 2022, the estimated fair value of the Company's total outstanding debt in the Consolidated Balance Sheets was $1,581.7 million and $1,485.6 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Derivative Instruments

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of December 31,
	2023	2022
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$801.0	$775.9
Interest rate lock contracts	—	650.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	$1,401.0	$2,025.9

Non-designated derivatives	200.7	163.5
Total	$1,601.7	$2,189.4

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of December 31,
	Balance Sheet Location	2023	2022
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$4.4	$0.7
Foreign currency contracts as cash flow hedges	Other long-term assets	2.7	0.5
Interest rate lock contracts	Other long-term assets	—	125.4
Total derivatives designated as hedging instruments		$7.1	$126.6
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$7.2	$126.7
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$6.0	$32.3
Foreign currency contracts	Other long-term liabilities	1.0	5.1
Interest rate swap contracts	Other long-term liabilities	73.6	87.4
Total derivatives designated as hedging instruments		$80.6	$124.8
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$80.8	$125.0

Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $7.2 million and $73.8 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company enters into interest rate swap contracts, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into these contracts for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the contracts entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in March 2041. The interest rate swap contracts will expire within seven years.

In 2020, the Company entered into interest rate lock contracts with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts were designated as cash flow hedges for a forecasted debt issuance which was expected to occur by the end of 2025. During the year ended December 31, 2023, the Company terminated the interest rate lock contracts, resulting in a deferred gain of $133.9 million recognized in accumulated other comprehensive income, which will be deferred and amortized to interest expense over the term of the anticipated debt unless it becomes probable that the debt will not be issued with the terms anticipated at the hedge's inception. The Company classifies the cash flow in the same section as the underlying item resulting in the proceeds from sale being presented as operating activities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $15.1 million, unrealized gain of $33.1 million and unrealized loss of $9.1 million in accumulated other comprehensive loss for the effective portion of its derivative instruments during the years ended December 31, 2023, 2022, and 2021, respectively.

For foreign currency contracts, the Company reclassified a loss of $29.8 million, a loss of $25.8 million and a gain of $28.9 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Consolidated Statements of Operations during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, an estimated $1.6 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Consolidated Statements of Operations, were not material during the years ended December 31, 2023, 2022, and 2021, respectively.

See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for the Company’s policy regarding the offsetting of derivative assets and derivative liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity was as follows (in millions):

Amount
December 31, 2021	$3,762.1
Other (*)	(27.7)
December 31, 2022	3,734.4
Other	—
December 31, 2023	$3,734.4
______________________
(*) Other primarily consists of $28.9 million reduction in goodwill due to the divestiture of the Company's silicon photonics business.

We conducted our annual impairment test of goodwill during the fourth quarter of 2023; the estimated fair value of our reporting unit was substantially in excess of the carrying value. There was no goodwill impairment during the years ended December 31, 2023, 2022, and 2021.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of December 31, 2023				As of December 31, 2022
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$913.1	$(779.1)	$(55.1)	$78.9	$913.1	$(721.3)	$(55.1)	$136.7
Customer contracts, support agreements, and related relationships	136.3	(120.9)	(2.8)	12.6	136.3	(111.2)	(2.8)	22.3
Trade names and other	9.6	(9.3)	—	0.3	9.6	(8.1)	—	1.5
Total purchased intangible assets	$1,059.0	$(909.3)	$(57.9)	$91.8	$1,059.0	$(840.6)	$(57.9)	$160.5

Amortization expense related to purchased intangible assets with finite lives was $68.7 million, $74.8 million, and $79.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no significant impairment charges related to purchased intangible assets during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, the estimated future amortization expense of purchased intangible assets with finite lives was as follows (in millions):

Years Ending December 31,	Amount
2024	$49.2
2025	39.6
2026	3.0
2027	—
2028	—
Total	$91.8

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of December 31,
	2023	2022
Production and service materials	$719.0	$479.6
Finished goods	299.0	163.3
Total inventory	$1,018.0	$642.9

Reported as:
Inventory	$952.4	$619.4
Other long-term assets (1)	65.6	23.5
Total inventory	$1,018.0	$642.9
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2023	2022
Contract manufacturer deposits	$316.4	$434.7
Prepaid expenses	140.9	104.3
Other current assets	134.2	141.0
Total prepaid expenses and other current assets	$591.5	$680.0

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2023	2022
Computers and equipment	$990.0	$940.0
Software	221.3	220.3
Leasehold improvements	185.9	189.2
Furniture and fixtures	45.3	45.4
Building and building improvements	292.8	271.9
Land and land improvements	243.6	243.6
Construction-in-process	4.1	12.1
Property and equipment, gross	1,983.0	1,922.5
Accumulated depreciation	(1,293.1)	(1,255.7)
Property and equipment, net	$689.9	$666.8

Depreciation expense was $123.5 million, $137.7 million, and $151.0 million in 2023, 2022, and 2021, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Warranties

Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2023	2022
Beginning balance	$29.5	$33.0
Provisions made during the period, net	31.9	30.1
Actual costs incurred during the period	(32.0)	(33.6)
Ending balance	$29.4	$29.5

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2023	2022
Deferred product revenue, net	$92.1	$108.8
Deferred service revenue, net	1,932.8	1,554.3
Total	$2,024.9	$1,663.1
Reported as:
Current	$1,130.0	$1,020.5
Long-term	894.9	642.6
Total	$2,024.9	$1,663.1

Revenue

See Note 11, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $48.3 million included in deferred revenue at January 1, 2023 was recognized during the year ended December 31, 2023. Service revenue of $907.3 million included in deferred revenue at January 1, 2023 was recognized during the year ended December 31, 2023.

Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of December 31, 2023 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$92.9	$77.3	$12.9	$2.7
Service	1,943.9	1,059.2	666.2	218.5
Total	$2,036.8	$1,136.5	$679.1	$221.2
_______________
(1) The Company's RPO does not include backlog. Backlog consists of purchase orders for product expected to be shipped to the Company's distributors, resellers, or end-customers within the next twelve months. The following amounts are not included in the Company's backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including software as a service (SaaS), and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred Contract Costs

Deferred contract costs were $41.9 million and $28.2 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, amortization expense for the deferred contract cost were $42.4 million and $35.0 million, respectively, and there were no material impairment charges recognized.

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Interest income	$50.6	$19.6	$14.9
Interest expense	(80.0)	(58.6)	(50.8)
Gain (loss) on other investments, net (1) (2)	6.0	(11.6)	4.9
Other	(0.4)	1.6	1.5
Other expense, net	$(23.8)	$(49.0)	$(29.5)
_______________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.
(2) The prior period amounts have been reclassified to conform to the current period presentation.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Restructuring Charges

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

The following table presents restructuring charges included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2023	2022	2021
Employee severance	$56.8	$12.4	$13.6
Facility exit-related and asset impairments	22.1	3.1	8.1
Contract terminations and other	19.1	4.7	21.2
Total	$98.0	$20.2	$42.9

2023 Restructuring Plans

During the third quarter of 2023, as a result of a thorough review of the Company’s business and strategic objectives, the Company initiated and approved a restructuring plan (“2023 Transformation Plan”) intended to reallocate resources and investments in long-term growth opportunities, realign its workforce, and optimize its real estate and asset portfolios to efficiently support the Company’s strategic priorities and goals. During the fourth quarter of 2023, the Company continued to implement the 2023 Transformation Plan, which primarily resulted in additional workforce reductions.

In connection with the 2023 Transformation Plan, the Company incurred aggregate charges of $68.6 million, consisting of employee severance, facility exit-related, asset impairment, and other restructuring-related charges. The actions taken under the 2023 Transformation Plan are expected to be substantially completed by the end of the first quarter of 2024, though certain facility exits and workforce reduction actions may take longer to implement.

The Company also incurred aggregate charges of $31.9 million related to employee severance, asset impairments, and contract terminations under another restructuring plan initiated during the first half of 2023. As of December 31, 2023, approved actions under this plan have been substantially completed.

Prior Year Restructuring Activities

In 2022 and 2021, the Company initiated restructuring plans designed to enable reinvestment in certain key priority areas to align with strategic changes, which resulted in severance costs from workforce reductions, facility exit-related costs, contract terminations, and other exit-related costs. As of December 31, 2023, activities under these plans have been substantially completed.

Restructuring Liabilities
The following table provides a summary of changes in the restructuring liabilities (in millions) under the Company's approved restructuring plans for the twelve months ended December 31, 2023:

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	2023 Restructuring Plans			Prior Year Plans
	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Total
Liability as of December 31, 2022	$—	$—	$—	$3.0	$1.2	$1.9	$6.1
Charges	57.3	24.1	19.1	(0.5)	(2.0)	—	98.0
Cash payments	(28.4)	(0.3)	(14.7)	(1.5)	(0.4)	(1.9)	(47.2)
Non-cash items	0.1	(23.6)	(1.2)	—	1.4	—	(23.3)
Liability as of December 31, 2023	$29.0	$0.2	$3.2	$1.0	$0.2	$—	$33.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Debt and Financing

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of December 31,
	Maturity Date	Effective Interest Rates	2023	2022
Senior Notes ("Notes"):
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(9.6)	(11.3)
Hedge accounting fair value adjustments(*)			(73.6)	(87.4)
Total			$1,616.8	$1,601.3
________________________________
(*)     Represents the fair value adjustments for interest rate swap contracts with an aggregate notional amount of $600.0 million. These contracts convert the fixed interest rates of certain Notes to floating interest rates and are designated as fair value hedges. See Note 4, Derivative Instruments, for a discussion of the Company's interest rate swap contracts.

The Notes above are the Company’s senior unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes.

As of December 31, 2023, the Company's aggregate debt maturities based on outstanding principal were as follows (in millions):

Years Ending December 31,	Amount
2024	$—
2025	400.0
2026	—
2027	—
2028	—
Thereafter	1,300.0
Total	$1,700.0

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

As of December 31, 2023, the Company was in compliance with all covenants in the indentures governing the Notes.

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

As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $37.4 million, $50.6 million and $31.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. The Company received cash proceeds from financing providers of $48.0 million, $41.5 million, and $32.5 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and December 31, 2022, the amounts owed by the financing providers were $0.6 million and $11.8 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase programs, and stock repurchases for tax withholdings (in millions, except per share amounts):

	Dividends		Stock Repurchases				Total
Year	Per Share	Amount	Shares	Average price per share	Amount	Tax Withholding Amount	Amount
2023	$0.88	$280.8	13.1	$29.47	$385.0	$12.7	$678.5
2022	$0.84	$270.4	9.2	$32.32	$299.7	$15.4	$585.5
2021	$0.80	$259.1	15.7	$27.56	$433.3	$10.2	$702.6

Cash Dividends on Shares of Common Stock

During 2023, 2022, and 2021, the Company declared and paid quarterly cash dividends of $0.22, $0.21, and $0.20 per common share, totaling $280.8 million, $270.4 million, and $259.1 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2023.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

During the fiscal year ended December 31, 2023, the Company repurchased 13.1 million shares of its common stock in the open market at an average price of $29.47 per share for an aggregate purchase price of $385.0 million under the 2018 Stock Repurchase Program.

As of December 31, 2023, there were $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

In addition, the Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $12.7 million, $15.4 million, and $10.2 million during 2023, 2022, and 2021, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$34.1	$57.7	$(36.2)	$55.6
Other comprehensive loss before reclassifications	(5.0)	(13.5)	(12.8)	(31.3)
Amount reclassified from accumulated other comprehensive income (loss)	(1.2)	(25.2)	—	(26.4)
Other comprehensive loss, net	(6.2)	(38.7)	(12.8)	(57.7)
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive income (loss) before reclassifications	(6.5)	15.7	(30.1)	(20.9)
Amount reclassified from accumulated other comprehensive income (loss)	0.4	26.8	—	27.2
Other comprehensive income (loss), net	(6.1)	42.5	(30.1)	6.3
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
Other comprehensive income (loss) before reclassifications	7.1	11.7	(3.0)	15.8
Amount reclassified from accumulated other comprehensive income (loss)	—	29.1	—	29.1
Other comprehensive income (loss), net	7.1	40.8	(3.0)	44.9
Balance as of December 31, 2023	$28.9	$102.3	$(82.1)	$49.1
________________________________
(1)    The reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022, and 2021 for realized gains on available-for-sale debt securities were not material, and were included in other expense, net, in the Consolidated Statements of Operations.
(2)    The reclassifications out of accumulated other comprehensive income (loss) for realized gains (losses) on cash flow hedges was $(29.8) million, $(25.8) million and $28.9 million for the year ended December 31, 2023, 2022 and 2021, respectively. The reclassified amounts were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations.

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock, plus the addition of any shares subject to outstanding awards under the 2006 Equity Incentive Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. In May 2017, May 2019, May 2022 and May 2023, the Company's stockholders approved an additional 23.0 million, 3.7 million, 4.5 million, and 7.0 million shares of common stock, respectively, for issuance under the 2015 Plan. As of December 31, 2023, an aggregate of 17.3 million shares were subject to outstanding equity awards and 2.3 million shares were available for future issuance under the 2015 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. In May 2020, the Company's stockholders approved an additional 8.0 million shares of common stock for issuance under the ESPP. To date, the Company's stockholders have approved a share reserve of 43.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. The ESPP will continue in effect until February 25, 2028, unless terminated earlier under the provisions of the ESPP. As of December 31, 2023, approximately 39.4 million shares have been issued and 3.6 million shares remain available for future issuance under the ESPP.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
RSU, RSA, and PSA Activities

RSUs generally vest over three years from the date of grant, and RSAs and PSAs generally vest over a period of one to three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the year ended December 31, 2023 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	20.2	$26.78
Granted(1)(2)	9.6	28.88
Vested(3)	(7.9)	26.04
Canceled	(1.7)	26.37
Balance at December 31, 2023	20.2	$28.10	1.1	$593.6

As of December 31, 2023
Vested and expected-to-vest RSUs, RSAs, and PSAs	17.6	$27.67	1.1	$518.8
________________________________
(1)Includes 7.8 million service-based, 1.4 million performance-based, and 0.4 million market-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.
(2)The weighted-average grant-date fair value of RSUs, RSAs, and PSAs granted and assumed or substituted during 2023, 2022, and 2021 was $28.88, $29.62, and $26.21, respectively. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During 2023, the Company declared a quarterly cash dividend of $0.22 per share of common stock on January 31, 2023, April 25, 2023, July 27, 2023, and October 26, 2023.
(3)Total fair value of RSUs, RSAs, and PSAs vested during 2023, 2022, and 2021 was $206.8 million, $202.2 million, and $184.2 million, respectively.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan (in millions):

Number of Shares
Balance as of December 31, 2022	3.4
Additional shares authorized	7.0
Options, RSUs, and PSAs granted	(9.3)
RSUs and PSAs canceled	1.2
Balance as of December 31, 2023	2.3

Employee Stock Purchase Plan

During 2023, 2022, and 2021, employees purchased 2.6 million, 2.6 million, and 2.8 million shares of common stock through the ESPP at an average exercise price of $23.53, $21.59, and $19.81 per share, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP purchase rights and market-based RSUs were as follows:

	Years Ended December 31,
	2023	2022	2021
ESPP Purchase Rights:
Volatility	28%	29%	32%
Risk-free interest rate	4.6%	1.1%	0.1%
Expected life (years)	1.3	1.3	1.3
Dividend yield	2.8%	2.5%	3.0%
Weighted-average fair value per share	$7.97	$8.84	$6.96

Market-based RSUs:
Volatility	28%	30%	30%
Risk-free interest rate	4.3%	1.7%	0.2%
Dividend yield	2.8%	2.5%	3.4%
Weighted-average fair value per share	$37.45	$47.96	$30.70

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2023	2022	2021
Cost of revenues - Product	$6.7	$5.9	$5.3
Cost of revenues - Service	20.8	17.4	18.2
Research and development	129.2	84.0	93.1
Sales and marketing	85.2	59.1	65.9
General and administrative	37.5	42.9	40.1
Total	$279.4	$209.3	$222.6

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2023	2022	2021
Stock options	$2.2	$5.4	$9.3
RSUs, RSAs, and PSAs	249.1	181.9	196.2
ESPP Purchase Rights	28.1	22.0	17.1
Total	$279.4	$209.3	$222.6

For the years ended December 31, 2023, 2022, and 2021, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the income tax provision in the Consolidated Statements of Operations, of $36.9 million, $25.7 million, and $28.2 million, respectively.

For the years ended December 31, 2023, 2022, and 2021, the realized tax benefit related to awards vested or exercised during the period was $34.4 million, $38.6 million, and $31.7 million, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2023, the total unrecognized compensation cost related to unvested share-based awards was $383.4 million to be recognized over a weighted-average period of 1.8 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $27.3 million, $23.5 million, and $22.3 million during 2023, 2022, and 2021, respectively.

Deferred Compensation Plan

The Company’s NQDC plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. As of December 31, 2023, the liability of the Company to the plan participants was $38.0 million, of which $2.5 million was included within other accrued liabilities and $35.5 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $38.0 million correlating to the deferred compensation obligations, of which $2.5 million was included within prepaid expenses and other current assets and $35.5 million was included within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2022, the liability of the Company was $28.1 million, of which $2.4 million was included within other accrued liabilities and $25.7 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $28.1 million correlating to the deferred compensation obligations, of which $2.4 million was included within prepaid expenses and other current assets and $25.7 million was included within other long-term assets on the Consolidated Balance Sheets.

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

The following table presents net revenues by customer solution (in millions):

	Years Ended December 31,
	2023	2022	2021
Customer Solutions:
Automated WAN Solutions	$1,839.3	$1,865.3	$1,665.0
Cloud-Ready Data Center	744.7	878.9	727.1
AI-Driven Enterprise	1,391.8	1,026.2	830.4
Hardware Maintenance and Professional Services	1,588.7	1,530.8	1,512.9
Total	$5,564.5	$5,301.2	$4,735.4

The following table presents net revenues by customer vertical (in millions):

	Years Ended December 31,
	2023	2022	2021
Cloud	$1,162.8	$1,393.6	$1,228.0
Service Provider	1,842.5	1,891.2	1,839.1
Enterprise	2,559.2	2,016.4	1,668.3
Total	$5,564.5	$5,301.2	$4,735.4

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2023	2022	2021
Americas:
United States	$3,066.5	$2,931.6	$2,426.9
Other	266.8	225.2	222.2
Total Americas	3,333.3	3,156.8	2,649.1
Europe, Middle East, and Africa	1,405.7	1,370.0	1,314.5
Asia Pacific	825.5	774.4	771.8
Total	$5,564.5	$5,301.2	$4,735.4

During the years ended December 31, 2023, 2022, and 2021, no customer accounted for greater than 10% of the Company's net revenues.

The following table presents geographic information for property and equipment, net (in millions).

	As of December 31,
	2023	2022
United States	$597.0	$579.3
International	92.9	87.5
Property and equipment, net	$689.9	$666.8

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2023 and December 31, 2022, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12. Income Taxes

The components of pretax income are summarized as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Domestic	$340.4	$509.5	$264.6
Foreign	8.6	26.8	45.5
Total pretax income	$349.0	$536.3	$310.1

The provision (benefit) for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Current provision (benefit):
Federal	$219.0	$223.6	$63.4
States	25.9	23.9	15.9
Foreign	46.5	36.2	48.2
Total current provision (benefit)	291.4	283.7	127.5
Deferred (benefit) provision:
Federal	(250.0)	(199.3)	(54.3)
States	(13.6)	(13.6)	(4.1)
Foreign	1.4	(10.3)	(11.7)
Total deferred (benefit) provision	(262.2)	(223.2)	(70.1)
Total provision for income taxes	$29.2	$60.5	$57.4

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory tax rate of 21% to pretax income for each of the years presented as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Expected provision at statutory rate	$73.3	$112.7	$65.1
State taxes, net of federal benefit	7.0	12.0	6.5
Foreign income at different tax rates	(24.4)	(18.1)	(0.2)
R&D tax credits	(31.4)	(23.6)	(16.6)
Share-based compensation	(5.2)	(7.4)	(2.2)
Non-deductible compensation	5.1	4.0	4.2
Recognition of previously unrecognized tax benefits	—	(8.1)	—
Other	4.8	(11.0)	0.6
Total provision for income taxes	$29.2	$60.5	$57.4

In 2023, classified within "Other" above, the Company recorded a tax expense of $9.8 million on adjustments for certain privately-held investments and $5.0 million related to interest on income tax reserves. This was partially offset by income tax benefits of $10.9 million due to changes in tax legislation.
Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are classified as other long-term assets in the Company's Consolidated Balance Sheets. Significant components of the Company's long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry-forwards	$44.4	$57.2
Research and other credit carry-forwards	294.4	281.3
Deferred revenue	74.9	58.1
Share-based compensation	25.4	17.2
Capitalized R&D expenditure	475.7	293.1
Reserves and accruals not currently deductible	133.0	66.1
Operating lease liabilities	31.9	39.7
Other	12.1	13.2
Total deferred tax assets	1,091.8	825.9
Valuation allowance	(326.9)	(310.9)
Deferred tax assets, net of valuation allowance	764.9	515.0
Deferred tax liabilities:
Property and equipment basis differences	(5.5)	—
Purchased intangible assets	(23.0)	(32.3)
Unremitted foreign earnings	(24.1)	(23.7)
Net unrealized gain	(41.9)	(35.8)
Operating lease assets	(29.5)	(36.1)
Total deferred tax liabilities	(124.0)	(127.9)
Net deferred tax assets	$640.9	$387.1
As of December 31, 2023 and 2022, the Company had a valuation allowance on its U.S. and foreign deferred tax assets of $326.9 million and $310.9 million, respectively. The balance at December 31, 2023 consisted of $5.2 million, $312.9 million, and $8.8 million against the Company's U.S. federal, state, and foreign deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The valuation allowance increased in 2023 and 2022 by $16 million and $10 million, respectively, primarily related to changes in state R&D tax credits.

As of December 31, 2023, the Company had federal, California and other states net operating loss carry-forwards of approximately $104.3 million, $129.1 million, and $138.8 million, respectively. The California net operating loss carry-forwards of $129.1 million are expected to expire unused. The Company also had federal, California, and other state tax credit carry-forwards of approximately $2.4 million, $326.7 million, and $32.8 million, respectively. Unused net operating loss and other state tax credit carry-forwards will expire at various dates beginning in the year 2024. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides deferred tax liabilities for all tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. The Company has made no provision for deferred taxes on approximately $156.7 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2023. These earnings are considered indefinitely invested in operations of the subsidiaries, as the Company intends to utilize these amounts to fund future expansion of its operations. If these earnings were distributed to the parent, the Company would be subject to additional taxes of approximately $31.7 million.

As of December 31, 2023, 2022, and 2021, the total amount of gross unrecognized tax benefits was $132.8 million, $116.0 million, and $113.4 million, respectively. As of December 31, 2023, approximately $127.8 million of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate before considering valuation allowance.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$116.0	$113.4	$116
Tax positions related to current year:
Additions	8.9	5.8	7.7
Tax positions related to prior years:
Additions	8.9	6.9	3.3
Reductions	—	(2.5)	(3.6)
Settlements	—	—	(9.4)
Lapses in statutes of limitations	(1.0)	(7.6)	(0.6)
Balance at end of year	$132.8	$116.0	$113.4

As of December 31, 2023, 2022, and 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $12.0 million, $5.6 million, and $8.1 million, respectively, as other long-term liabilities in the Consolidated Balance Sheets. Due to the changes in the level of gross unrecognized tax benefits, the Company recognized a (benefit), or expense, for net interest and penalties of $6.3 million, $(2.5) million, and $2.7 million in its Consolidated Statements of Operations during the years ended December 31, 2023, 2022, and 2021, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $49.9 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

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

The Company is currently under examination by the Internal Revenue Service and the India tax authorities for the 2017 through 2018 tax years and the 2012 through 2020 tax years, respectively. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2023, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$310.2	$471.0	$252.7
Denominator:
Weighted-average shares used to compute basic net income per share	320.0	322.1	324.4
Dilutive effect of employee stock awards	5.9	7.4	7.2
Weighted-average shares used to compute diluted net income per share	325.9	329.5	331.6
Net income per share:
Basic	$0.97	$1.46	$0.78
Diluted	$0.95	$1.43	$0.76

Anti-dilutive shares	6.4	3.4	0.5

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
Note 14. Commitments and Contingencies

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. The following table summarizes the Company’s purchase commitments as of December 31, 2023 (in millions):

Years Ending December 31,	Purchase Commitments
2024	$989.5
2025	137.1
2026	80.0
2027	85.0
Total	$1,291.6

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2023, the Company had accrued $36.0 million related to such charges.

Other Purchase Obligations

The following table summarizes the Company’s unconditional purchase obligations other than with contract manufacturers and suppliers as of December 31, 2023 (in millions):

Years Ending December 31,	Unconditional Purchase Obligations
2024	$33.1
2025	30.1
2026	5.2
2027	1.0
2028	0.2
Total	$69.6

In December 2018, the Company entered into a Master Services Agreement and certain Statements of Work, as subsequently amended (collectively, the “Agreement”), with International Business Machines Corporation ("IBM"). As of December 31, 2023, the Company expects to pay IBM $56.3 million over the remaining initial term of the Agreement. The table above does not include fees payable to IBM under the contract as the Company is unable to make a reasonably reliable estimate of the amount of the payments related to each of the years under this contract due to uncertainties in the usage of the services.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 8 years and 1 to 4 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

	Years Ended December 31,
	2023	2022
Operating lease cost	$46.6	$48.4
Variable lease cost	11.9	10.0
Total lease cost	$58.5	$58.4

Operating cash outflows from operating leases	$51.6	$53.1
ROU assets obtained in exchange for new operating lease liabilities	$12.4	$26.0

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)	3.6	4.1
Weighted average discount rate	3.8%	3.5%

As of December 31, 2023, future operating lease payments for each of the next five years and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2024	$47.1
2025	42.4
2026	21.2
2027	13.5
2028	6.9
Thereafter	7.6
Total lease payments	138.7
Less: interest	(9.4)
Total	$129.3

Balance Sheet Information
Other accrued liabilities	$46.4
Long-term operating lease liabilities	82.9
Total	$129.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Debt and Interest Payment on Debt

As of December 31, 2023, the Company held total outstanding debt consisting of the Notes with a carrying value of $1,616.8 million. See Note 8, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation was $179.7 million, of which $106.3 million remains in long-term income taxes payable as of December 31, 2023.

As of December 31, 2023, the Company also had $92.7 million included in long-term income taxes payable on the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company has financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs and customs of $32.5 million and $27.4 million, as of December 31, 2023 and December 31, 2022, respectively.

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

Note 15. Subsequent Events

Dividend Declaration

On January 30, 2024, the Company announced a cash dividend of $0.22 per share of common stock to be paid on March 22, 2024 to stockholders of record as of the close of business on March 1, 2024.

Merger Agreement

On January 9, 2024, HPE and Juniper Networks, Inc. announced that the companies entered into a definitive Merger Agreement under which HPE will acquire Juniper in an all-cash transaction. Under the terms of this agreement, Juniper shareholders will receive $40.00 per share in cash upon the completion of the transaction, representing an equity value of approximately $14 billion. The transaction is currently expected to close in late calendar year 2024 or early calendar year 2025, subject to receipt of regulatory approvals, approval of the transaction by Juniper shareholders, and satisfaction of other customary closing conditions.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

ITEM 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters” and “Election of Directors” and is incorporated herein by reference.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Juniper Networks, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022, and 2021
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2023	$12.0	$(0.8)	$—	$11.2
2022	$6.7	$5.3	$—	$12.0
2021	$9.9	$(3.2)	$—	$6.7

Sales Return Reserve	Balance at Beginning of Year	Provisions for Returns / Stock Rotation	Returns / Stock Rotation	Balance at End of Year
2023	$43.0	$93.5	$(95.5)	$41.0
2022	$31.4	$111.9	$(100.3)	$43.0
2021	$28.4	$57.6	$(54.6)	$31.4

Excess and Obsolete Inventory Reserve	Balance at Beginning of Year	Provisions	Disposals	Balance at End of Year
2023	$211.7	$127.2	$(19.0)	$319.9
2022	$192.2	$29.8	$(10.3)	$211.7
2021	$187.6	$9.9	$(5.3)	$192.2

Contract Manufacturer Liabilities	Balance at Beginning of Year	Provisions	Disposals	Balance at End of Year
2023	$21.5	$30.4	$(15.9)	$36.0
2022	$19.7	$7.5	$(5.7)	$21.5
2021	$15.2	$8.2	$(3.7)	$19.7

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc. and Certificate of Amendment	S-8	4.1	333-218344	5/30/2017
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	001-34501	5/11/2023
4.1	Description of Juniper Networks, Inc. Registered Securities	10-K	4.1	001-34501	2/20/2020
4.2	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.3	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.4	Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	8/26/2019
4.5	Seventh Supplemental Indenture, dated December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	12/10/2020
4.6	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.8	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.’s 1.200% Senior Notes due 2025	8-K	4.1	001-34501	12/10/2020
4.8	Form of Note for Juniper Networks, Inc.’s 2.000% Senior Notes due 2030	8-K	4.1	001-34501	12/10/2020
4.9	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029	8-K	4.1	001-34501	8/26/2019
10.1	Juniper Networks, Inc. Performance Bonus Plan (As Amended and Restated Effective February 19, 2020)+	10-Q	10.1	001-34501	5/5/2020
10.2	Juniper Networks, Inc. Deferred Compensation Plan+	S-8	4.4	333-151669	6/16/2008
10.3	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	5/11/2023
10.4	Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended and restated as of May 14, 2020+	10-Q	10.1	001-34501	8/4/2020
10.5	Form of Restricted Stock Unit Agreement effective as of May 19, 2015+	8-K	10.2	001-34501	5/20/2015
10.6	Form of Performance Share Agreement effective as of May 19, 2015+	8-K	10.3	001-34501	5/20/2015
10.7	Form of Indemnification Agreement entered into by Juniper Networks, Inc. with each of its directors, officers and certain employees, approved for use on August 9, 2018+	8-K	10.1	001-34501	8/10/2018
10.8	Form of Stock Option Agreement effective as of May 19, 2015+	8-K	10.4	001-34501	5/20/2015
10.9	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021+	10-K	10.9	001-34501	2/11/2022
10.10	Amended and Restated Juniper Networks, Inc. Form of Performance Share Agreement effective as of February 9, 2023+	10-K	10.10	001-34501	2/10/2023
10.11	Form of Change of Control Agreement for Certain Officers, approved for use on October 27, 2023+	10-Q	10.1	001-34501	10/27/2023
10.12	Form of Severance Agreement for Certain Officers, approved for use on October 27, 2023+	10-Q	10.2	001-34501	10/27/2023
10.13	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.14	Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, as amended by Amendment No. 1 dated as of December 17, 2021	10-K	10.14	001-34501	2/11/2022
10.15	Credit Agreement, dated as of June 15, 2023, among Juniper Networks, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10.2	001-34501	7/28/2023
10.16	Letter Agreement, dated August 15, 2022, between Juniper Networks, Inc. and Kyndryl Holdings Inc.††	10-Q	10.1	001-34501	9/30/2022

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.17	Form of Executive Compensation Recovery Agreement for Certain Officers, approved for use in November 2015+	10-K	10.60	001-34501	2/19/2016
10.18	Employment Offer Letter, dated September 27, 2022, between Juniper Networks, Inc. and Chris Kaddaras+	10-Q	10.3	001-34501	7/28/2023
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Juniper Networks, Inc. Compensation Recovery Policy, effective as of August 1, 2023*
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been separately filed with the Securities and Exchange Commission.

††	Portion of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

(b) Exhibits

See Exhibits in Item 15(a)(3) above in this Report.

(c) None

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 7, 2024	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 7, 2024	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2024
Kenneth B. Miller

/s/ Thomas A. Austin	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2024
Thomas A. Austin

/s/ Scott Kriens	Chairman of the Board	February 7, 2024
Scott Kriens

/s/ Anne T. DelSanto	Director	February 7, 2024
Anne T. DelSanto

/s/ Kevin DeNuccio	Director	February 7, 2024
Kevin DeNuccio

/s/ James Dolce	Director	February 7, 2024
James Dolce

/s/ Steven Fernandez	Director	February 7, 2024
Steven Fernandez

/s/ Christine M. Gorjanc	Director	February 7, 2024
Christine M. Gorjanc

/s/ Janet B. Haugen	Director	February 7, 2024
Janet B. Haugen

/s/ Rahul Merchant	Director	February 7, 2024
Rahul Merchant

/s/ William R. Stensrud	Director	February 7, 2024
William R. Stensrud