Form 10-Q
period 2024-03-31
JUNIPER NETWORKS INC
filed 2024-04-26
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 324,987,897 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 24, 2024.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues:
Product	$651.9	$912.6
Service	497.0	459.2
Total net revenues	1,148.9	1,371.8
Cost of revenues:
Product	323.9	454.9
Service	144.1	145.7
Total cost of revenues	468.0	600.6
Gross margin	680.9	771.2
Operating expenses:
Research and development	296.6	284.8
Sales and marketing	305.4	303.2
General and administrative	60.7	68.0
Restructuring charges (benefits)	4.1	(0.5)
Merger-related charges (1)	28.3	—
Total operating expenses	695.1	655.5
Operating (loss) income	(14.2)	115.7
Gain (loss) on privately-held investments, net (2)	(14.3)	0.2
Other income (expense), net (2)	2.1	(8.8)
Income (loss) before income taxes and loss from equity method investment	(26.4)	107.1
Income tax (benefit) provision	(27.7)	19.6
Loss from equity method investment, net of tax	2.1	2.1
Net (loss) income	$(0.8)	$85.4

Net (loss) income per share:
Basic	$(0.00)	$0.26
Diluted	$(0.00)	$0.26
Weighted-average shares used to compute net (loss) income per share:
Basic	322.6	322.3
Diluted	322.6	329.1
__________________
(1) Represents charges incurred directly in connection with the pending merger with HPE (as defined below). See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further information.
(2) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(0.8)	$85.4
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(29.0)	2.1
Net realized gains reclassified into net income	(0.1)	—
Net change on available-for-sale debt securities	(29.1)	2.1
Cash flow hedges:
Change in net unrealized gains and losses	(5.4)	(6.9)
Net realized losses reclassified into net income	1.2	7.4
Net change on cash flow hedges	(4.2)	0.5
Change in foreign currency translation adjustments	(3.7)	1.5
Other comprehensive (loss) income, net	(37.0)	4.1
Comprehensive (loss) income	$(37.8)	$89.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,069.8	$1,068.1
Short-term investments	187.9	139.4
Accounts receivable, net of allowances	814.9	1,044.1
Inventory	958.2	952.4
Prepaid expenses and other current assets	510.1	591.5
Total current assets	3,540.9	3,795.5
Property and equipment, net	688.6	689.9
Operating lease assets	158.4	111.4
Long-term investments	277.2	116.8
Purchased intangible assets, net	74.6	91.8
Goodwill	3,734.3	3,734.4
Other long-term assets	1,004.2	978.7
Total assets	$9,478.2	$9,518.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$250.2	$295.1
Accrued compensation	210.9	292.2
Deferred revenue	1,205.5	1,130.0
Other accrued liabilities	363.4	386.7
Total current liabilities	2,030.0	2,104.0
Long-term debt	1,607.1	1,616.8
Long-term deferred revenue	919.4	894.9
Long-term income taxes payable	173.5	204.5
Long-term operating lease liabilities	130.6	82.9
Other long-term liabilities	136.4	122.7
Total liabilities	4,997.0	5,025.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 324.9 shares and 320.3 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,776.1	6,740.0
Accumulated other comprehensive income	12.1	49.1
Accumulated deficit	(2,307.0)	(2,296.4)
Total stockholders' equity	4,481.2	4,492.7
Total liabilities and stockholders' equity	$9,478.2	$9,518.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(0.8)	$85.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	79.9	60.9
Depreciation, amortization, and accretion	44.2	49.4
Deferred income taxes (1)	(26.6)	(28.3)
Provision (benefit) for inventory excess and obsolescence (1)	(1.0)	22.4
Operating lease assets expense	10.8	10.1
Loss (gain) on privately-held investments, net (1)	14.3	(0.2)
Loss from equity method investment	2.1	2.1
Other (1)	(0.3)	3.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	228.8	166.1
Inventory (1)	(22.5)	(171.0)
Prepaid expenses and other assets (1)	70.2	(56.0)
Accounts payable	(38.3)	15.4
Accrued compensation	(79.4)	(78.4)
Income taxes payable	(24.9)	29.6
Other accrued liabilities (1)	(32.5)	(16.1)
Deferred revenue	101.0	96.2
Net cash provided by operating activities	325.0	191.5
Cash flows from investing activities:
Purchases of property and equipment	(34.8)	(42.1)
Purchases of available-for-sale debt securities	(283.5)	(5.0)
Proceeds from sales of available-for-sale debt securities	6.1	14.0
Proceeds from maturities and redemptions of available-for-sale debt securities	45.1	69.4
Purchases of equity securities	(2.7)	(2.4)
Proceeds from sales of equity securities	4.3	7.4
Other	—	0.9
Net cash (used in) provided by investing activities	(265.5)	42.2
Cash flows from financing activities:
Repurchase and retirement of common stock	(14.6)	(151.3)
Proceeds from issuance of common stock	32.1	31.1
Payment of dividends	(71.4)	(70.6)
Net cash used in financing activities	(53.9)	(190.8)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3.6)	1.2
Net increase in cash, cash equivalents, and restricted cash	2.0	44.1
Cash, cash equivalents, and restricted cash at beginning of period	1,084.3	897.7
Cash, cash equivalents, and restricted cash at end of period	$1,086.3	$941.8
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2023	320.3	$6,740.0	$49.1	$(2,296.4)	$4,492.7
Net loss	—	—	—	(0.8)	(0.8)
Other comprehensive loss, net	—	—	(37.0)	—	(37.0)
Issuance of common stock	5.0	32.1	—	—	32.1
Repurchase and retirement of common stock	(0.4)	(4.8)	—	(9.8)	(14.6)
Share-based compensation expense	—	80.2	—	—	80.2
Payments of cash dividends ($0.22 per share of common stock)	—	(71.4)	—	—	(71.4)
Balance at March 31, 2024	324.9	$6,776.1	$12.1	$(2,307.0)	$4,481.2

	Three Months Ended March 31, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	85.4	85.4
Other comprehensive income, net	—	—	4.1	—	4.1
Issuance of common stock	3.3	31.1	—	—	31.1
Repurchase and retirement of common stock	(4.8)	(60.2)	—	(91.1)	(151.3)
Share-based compensation expense	—	61.4	—	—	61.4
Payments of cash dividends ($0.22 per share of common stock)	—	(70.6)	—	—	(70.6)
Balance at March 31, 2023	321.4	$6,808.1	$8.3	$(2,381.2)	$4,435.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

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

HPE Merger Agreement

On January 9, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Jasmine Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company's common stock (subject to certain exceptions set forth in the Merger Agreement) will be canceled and converted into the right to receive $40.00 in cash, without interest and subject to applicable withholding taxes.

The Merger Agreement generally requires the Company to use commercially reasonable efforts to operate the Company's business in the ordinary course, subject to certain exceptions including as required by applicable law, pending consummation of the Merger, and subjects the Company to customary interim operating covenants that restrict the Company from taking certain specified actions without HPE’s approval (such approval not to be unreasonably withheld, conditioned, or delayed) until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. During this period, the Company is permitted to continue paying regular quarterly dividends, substantially in accordance with past practice, at a quarterly rate not to exceed $0.22 per share.

The completion of the Merger, which is currently expected to close in late calendar year 2024 or early calendar year 2025, is subject to the receipt of regulatory approvals and other customary closing conditions. On April 2, 2024, the Company received approval of the Merger Agreement from its stockholders. If the transaction is consummated, the Company's common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by January 9, 2025, as may be automatically extended pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
the Merger Agreement is terminated, the Company is required to pay HPE a termination fee equal to $407.5 million, and under certain other specified circumstances in which the Merger Agreement is terminated, HPE is required to pay the Company a termination fee equal to $815.0 million.

In connection with the pending Merger, the Company incurred $28.3 million of expenses for the period ended March 31, 2024, including professional services and financial advisory fees, all of which were recorded within "Merger-related charges" in the Condensed Consolidated Statements of Operations.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2024 and December 31, 2023 (in millions):

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$99.3	$—	$(0.5)	$98.8	$38.2	$0.2	$(0.4)	$38.0
Corporate debt securities	234.1	0.4	(1.0)	233.5	160.2	0.7	(1.3)	159.6
Certificates of deposit	16.2	—	—	16.2	3.0	—	—	3.0
Commercial paper	92.1	—	—	92.1	41.1	—	—	41.1
Foreign government debt securities	5.3	—	(0.1)	5.2	5.3	—	(0.2)	5.1
Time deposits	282.1	—	—	282.1	273.6	—	—	273.6
U.S. government agency securities	—	—	—	—	4.0	—	—	4.0
U.S. government securities	72.0	—	(0.2)	71.8	54.8	0.1	—	54.9
Total fixed income securities	801.1	0.4	(1.8)	799.7	580.2	1.0	(1.9)	579.3
Privately-held debt and redeemable preferred stock securities	46.0	—	(15.4)	30.6	20.6	37.4	(8.3)	49.7
Total available-for-sale debt securities	$847.1	$0.4	$(17.2)	$830.3	$600.8	$38.4	$(10.2)	$629.0

Reported as:
Cash equivalents	$340.2	$—	$—	$340.2	$328.2	$—	$—	$328.2
Short-term investments	183.1	—	(0.8)	182.3	135.7	—	(1.4)	134.3
Long-term investments	277.8	0.4	(1.0)	277.2	116.3	1.0	(0.5)	116.8
Other long-term assets	46.0	—	(15.4)	30.6	20.6	37.4	(8.3)	49.7
Total	$847.1	$0.4	$(17.2)	$830.3	$600.8	$38.4	$(10.2)	$629.0

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$523.3	$522.5
Due between one and five years	277.8	277.2
Total	$801.1	$799.7

As of March 31, 2024, the Company's unrealized loss of $1.8 million resulted from 226 fixed income available-for-sale debt securities, of which losses aggregating $0.7 million were from investments in an unrealized loss position for less than 12

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
months, and $1.1 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three months ended March 31, 2024 and March 31, 2023.

During the three months ended March 31, 2024, the Company recorded an allowance for credit loss of $7.1 million on privately-held debt and redeemable preferred stock investments. The credit loss represents the difference between the estimated fair value and the cost of the investment related to the credit factors. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and an evaluation of the investee's financial condition in relation to its outstanding obligations. As of March 31, 2024 and December 31, 2023, the Company had an allowance for credit loss of $15.4 million and $8.3 million, respectively, on privately-held debt and redeemable preferred stock investments.

During the three months ended March 31, 2024 and March 31, 2023, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2024 and December 31, 2023 (in millions):

	As of
	March 31, 2024	December 31, 2023
Equity investments with readily determinable fair value:
Money market funds	$379.6	$337.5
Mutual funds	42.6	38.0
Publicly-traded equity securities	5.6	5.1
Equity investments without readily determinable fair value	45.8	45.8
Equity investment under the equity method of accounting	24.2	26.4
Total equity securities	$497.8	$452.8

Reported as:
Cash equivalents	$379.6	$337.5
Short-term investments	5.6	5.1
Prepaid expenses and other current assets	3.3	2.5
Other long-term assets	109.3	107.7
Total	$497.8	$452.8

For the three months ended March 31, 2024 and March 31, 2023, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value. For the three months ended March 31, 2024 and March 31, 2023, the loss recognized from the equity method investment was $2.2 million and $2.1 million, respectively.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of March 31, 2024, the carrying value of restricted cash and investments was $59.2 million, of which $17.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
million was included in prepaid expenses and other current assets, and $41.7 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,069.8	$1,068.1
Restricted cash included in prepaid expenses and other current assets	14.1	13.8
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$1,086.3	$1,084.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements at March 31, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$98.8	$—	$98.8	$—	$38.0	$—	$38.0
Certificates of deposit	—	16.2	—	16.2	—	3.0	—	3.0
Corporate debt securities	—	233.5	—	233.5	—	159.6	—	159.6
Commercial paper	—	92.1	—	92.1	—	41.1	—	41.1
Foreign government debt securities	—	5.2	—	5.2	—	5.1	—	5.1
Time deposits	—	282.1	—	282.1	—	273.6	—	273.6
U.S. government agency securities	—	—	—	—	—	4.0	—	4.0
U.S. government securities	48.9	22.9	—	71.8	20.0	34.9	—	54.9
Privately-held debt and redeemable preferred stock securities	—	—	30.6	30.6	—	—	49.7	49.7
Total available-for-sale debt securities	48.9	750.8	30.6	830.3	20.0	559.3	49.7	629.0
Equity securities:
Money market funds	379.6	—	—	379.6	337.5	—	—	337.5
Mutual funds	42.6	—	—	42.6	38.0	—	—	38.0
Publicly-traded equity securities	5.6	—	—	5.6	5.1	—	—	5.1
Total equity securities	427.8	—	—	427.8	380.6	—	—	380.6
Derivative assets:
Foreign exchange contracts	—	5.6	—	5.6	—	7.2	—	7.2
Total derivative assets	—	5.6	—	5.6	—	7.2	—	7.2
Total assets measured at fair value on a recurring basis	$476.7	$756.4	$30.6	$1,263.7	$400.6	$566.5	$49.7	$1,016.8
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(9.8)	$—	$(9.8)	$—	$(7.2)	$—	$(7.2)
Interest rate contracts	—	(83.7)	—	(83.7)	—	(73.6)	—	(73.6)
Total derivative liabilities	—	(93.5)	—	(93.5)	—	(80.8)	—	(80.8)
Total liabilities measured at fair value on a recurring basis	$—	$(93.5)	$—	$(93.5)	$—	$(80.8)	$—	$(80.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at March 31, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$379.6	$340.2	$—	$719.8	$337.5	$328.2	$—	$665.7
Short-term investments	18.3	169.6	—	187.9	12.8	126.6	—	139.4
Long-term investments	36.2	241.0	—	277.2	12.3	104.5	—	116.8
Prepaid expenses and other current assets	3.3	4.0	—	7.3	2.5	4.6	—	7.1
Other long-term assets	39.3	1.6	30.6	71.5	35.5	2.6	49.7	87.8
Total assets measured at fair value	$476.7	$756.4	$30.6	$1,263.7	$400.6	$566.5	$49.7	$1,016.8

Total liabilities, reported as:
Other accrued liabilities	$—	$(8.4)	$—	$(8.4)	$—	$(6.2)	$—	$(6.2)
Other long-term liabilities	—	(85.1)	—	(85.1)	—	(74.6)	—	(74.6)
Total liabilities measured at fair value on a recurring basis	$—	$(93.5)	$—	$(93.5)	$—	$(80.8)	$—	$(80.8)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three months ended March 31, 2024, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. In January 2024, the Company invested in a convertible note of a privately-held company for a principal amount of $25.0 million with a maturity period of two years. During the three months ended March 31, 2024, the Company recognized a credit loss of $7.1 million on a privately-held debt investment and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of March 31, 2024, downward adjustments for equity securities without readily determinable fair value in the aggregate were $89.9 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,567.8 million and $1,581.7 million, respectively, based on observable market inputs (Level 2).

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

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$668.8	$801.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	1,268.8	1,401.0

Non-designated derivatives	232.4	200.7
Total	$1,501.2	$1,601.7

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.8	$4.4
Foreign currency contracts	Other long-term assets	1.7	2.7
Total derivatives designated as hedging instruments		$5.5	$7.1
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$5.6	$7.2
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$8.3	$6.0
Foreign currency contracts	Other long-term liabilities	1.4	1.0
Interest rate swap contracts	Other long-term liabilities	83.7	73.6
Total derivatives designated as hedging instruments		$93.4	$80.6
Derivatives not designated as hedging instruments	Other accrued liabilities	0.1	0.2
Total derivative liabilities		$93.5	$80.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $5.6 million and $7.2 million, respectively.

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

In 2020, the Company entered into interest rate lock contracts with large financial institutions, which fix the benchmark interest rates of future debt issuances for an aggregate notional amount of $650.0 million. These contracts were designated as cash flow hedges for a forecasted debt issuance, which was expected to occur by the end of 2025. During the year ended December 31, 2023, the Company terminated the interest rate lock contracts, resulting in a deferred gain of $133.9 million recognized in accumulated other comprehensive income, which will be deferred and amortized to interest expense over the term of the anticipated debt unless it becomes probable that the debt will not be issued with the terms anticipated at the hedge's inception. The Company classifies the cash flow in the same section as the underlying item resulting in the proceeds from sale being presented as operating activities.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $5.5 million and $9.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three months ended March 31, 2024 and March 31, 2023, respectively.

For foreign currency contracts, the Company reclassified a loss of $1.1 million and $7.8 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, an estimated $4.5 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three months ended March 31, 2024 and March 31, 2023.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2024	December 31, 2023
Production and service materials	$764.2	$719.0
Finished goods	271.9	299.0
Total inventory	$1,036.1	$1,018.0

Reported as:
Inventory	$958.2	$952.4
Other long-term assets (1)	77.9	65.6
Total inventory	$1,036.1	$1,018.0
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	March 31, 2024	December 31, 2023
Contract manufacturer deposits	$234.0	$316.4
Prepaid expenses	149.9	140.9
Other current assets	126.2	134.2
Total prepaid expenses and other current assets	$510.1	$591.5

During the three months ended March 31, 2024, the Company recorded an allowance for credit loss of $7.7 million on note receivables due from a privately-held investee. The credit loss represents the difference between the net amount expected to be collected and the amortized cost of the note receivable.

Warranties

Changes during the three months ended March 31, 2024 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2023	$29.4
Provisions made during the period	12.8
Actual costs incurred during the period	(11.6)
Balance as of March 31, 2024	$30.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Deferred product revenue, net	$104.7	$92.1
Deferred service revenue, net	2,020.2	1,932.8
Total	$2,124.9	$2,024.9
Reported as:
Current	$1,205.5	$1,130.0
Long-term	919.4	894.9
Total	$2,124.9	$2,024.9

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $17.2 million included in deferred revenue at January 1, 2024 were recognized during the three months ended March 31, 2024. Service revenue of $345.5 million included in deferred revenue at January 1, 2024 were recognized during the three months ended March 31, 2024.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of March 31, 2024 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$105.3	$90.7	$12.3	$2.3
Service	2,032.3	1,121.0	696.1	215.2
Total	$2,137.6	$1,211.7	$708.4	$217.5
__________________
(1) The Company's RPO does not include backlog. Backlog consists of purchase orders for product primarily expected to be shipped to the Company's distributors, resellers, or end customers within the next 90 days. The following amounts are not included in the Company's backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including software as a service (SaaS), and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred contract cost was $42.9 million as of March 31, 2024. For the three months ended March 31, 2024, amortization expense associated with the deferred commissions was $18.2 million, and there were no impairment charges recognized.

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Interest income	$16.9	$9.5
Interest expense	(20.5)	(19.2)
Gain on other investments, net (1)	3.4	0.7
Other	2.3	0.2
Other income (expense), net	$2.1	$(8.8)
________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value. The prior period amounts have been reclassified to conform to the current period presentation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

During the third quarter of 2023, the Company initiated the 2023 Transformation Plan to realign the organization and enable investments in long-term growth opportunities. As of March 31, 2024, actions taken under this plan have been substantially completed.

The following table presents changes in the restructuring liabilities (in millions) for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Total
Liability as of December 31, 2023	$30.0	$0.4	$3.2	$33.6
Charges	2.3	1.7	0.1	4.1
Cash payments	(16.5)	(0.1)	(3.1)	(19.7)
Non-cash items	(0.1)	(1.7)	—	(1.8)
Liability as of March 31, 2024	$15.7	$0.3	$0.2	$16.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	March 31, 2024	December 31, 2023
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(9.2)	(9.6)
Hedge accounting fair value adjustments(*)			(83.7)	(73.6)
Total			$1,607.1	$1,616.8
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

The Company may redeem the Notes, either in whole or in part, at any time, at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, plus, in either case, accrued and unpaid interest, if any. Upon both a change-of-control and a rating event, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The terms of the Merger Agreement restrict the Company from redeeming any indebtedness that has a make whole amount, prepayment penalty, or similar obligation, including the Notes, without HPE’s approval.

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

As of March 31, 2024, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company maintains an unsecured revolving credit facility that was entered into in June 2023, with an aggregate lending commitment of $500.0 million and an option to increase the facility by up to an additional $200.0 million for a period of five years with two one-year extension options. As of March 31, 2024, there were no amounts outstanding, and the Company was in compliance with all covenants in the credit agreement.

Under the terms of the Merger Agreement, the Company is required to terminate the Revolving Credit Facility upon the closing of the Merger.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Dividends:
Per share	$0.22	$0.22
Amount	$71.4	$70.6

Repurchased under the 2018 Stock Repurchase Program:
Shares	—	4.5
Average price per share	$—	$31.20
Amount	$—	$140.0

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2024, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $71.4 million, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2024.

Stock Repurchase Activities

As of March 31, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with its entry into the Merger Agreement, the Company is required to suspend its stock repurchase program and did not repurchase its common stock during the three months ended March 31, 2024.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the three months ended March 31, 2024 and March 31, 2023, repurchases associated with tax withholdings were $14.6 million and $11.4 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the three months ended March 31, 2024 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2023	$28.9	$102.3	$(82.1)	$49.1
Other comprehensive loss before reclassifications	(29.0)	(5.4)	(3.7)	(38.1)
Amount reclassified from accumulated other comprehensive income	(0.1)	1.2	—	1.1
Other comprehensive loss, net	(29.1)	(4.2)	(3.7)	(37.0)
Balance as of March 31, 2024	$(0.2)	$98.1	$(85.8)	$12.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. As of March 31, 2024, 0.4 million and 2.3 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

After signing the Merger Agreement, the Company has suspended the following aspects of the Company's ESPP: (1) commencing a new offering period, (2) permitting new participants, and (3) any increase in the amount of payroll deductions.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the three months ended March 31, 2024 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	20.2	$28.10
Granted(*)	3.0	35.19
Vested	(3.6)	26.24
Canceled	(1.2)	27.28
Balance as of March 31, 2024	18.4	$29.67	1.2	$681.7
________________________________
(*)    Includes 1.2 million service-based and 1.8 million performance-based awards. The number of shares subject to performance-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Shares purchased	1.3	1.3
Average exercise price per share	$23.81	$23.44

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenues - Product	$1.8	$1.7
Cost of revenues - Service	5.5	4.7
Research and development	38.5	25.7
Sales and marketing	24.1	18.6
General and administrative	10.0	10.2
Total	$79.9	$60.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$0.3	$0.8
RSUs, RSAs, and PSAs	72.9	53.0
ESPP purchase rights	6.7	7.1
Total	$79.9	$60.9

As of March 31, 2024, the total unrecognized compensation cost related to unvested share-based awards was $369.8 million to be recognized over a weighted-average period of 1.83 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended March 31,
	2024	2023
Customer Solutions(*):
Wide Area Networking	$350.4	$474.5
Data Center	163.1	193.6
Campus and Branch	240.5	317.0
Hardware Maintenance and Professional Services	394.9	386.7
Total	$1,148.9	$1,371.8
________________
(*) Effective as of the first quarter of 2024, our customer solution revenue categories include the following name changes, and historical revenue by customer solution was not impacted by the name change: 1) Automated WAN Solutions changes to Wide Area Networking, 2) Cloud-Ready Data Center changes to Data Center, and 3) AI-Driven Enterprise changes to Campus and Branch.

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2024	2023
Cloud	$250.0	$264.9
Service Provider	381.9	549.9
Enterprise	517.0	557.0
Total	$1,148.9	$1,371.8

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2024	2023
Americas:
United States	$609.4	$733.6
Other	56.1	64.9
Total Americas	665.5	798.5
Europe, Middle East, and Africa	311.1	369.9
Asia Pacific	172.3	203.4
Total	$1,148.9	$1,371.8

For the three months ended March 31, 2024 and March 31, 2023, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes	$(26.4)	$107.1
Income tax (benefit) provision	$(27.7)	$19.6
Effective tax rate	105.0%	18.3%

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

The Company’s effective tax rate for the three months ended March 31, 2024 includes $19.0 million of one-time benefits from tax settlements related to the geographic mix of earnings.

The Company’s effective tax rate for the three months ended March 31, 2023 includes the net effect of one-time benefits.

As of March 31, 2024, deferred tax assets increased $35.2 million to $676.1 million from $640.9 million at December 31, 2023. Deferred income taxes are classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets.

As of March 31, 2024, the total amount of gross unrecognized tax benefits was $110.9 million. Primarily due to the completion of tax review cycles, the amount decreased by $21.9 million compared to $132.8 million at December 31, 2023.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $43.1 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company's examination by the IRS for the 2017 through 2018 tax years closed in February 2024. The closure did not have a significant impact to the income tax provision and the Company is not currently under examination by the IRS for other tax years. The Company is under examination by the India tax authorities for the 2012 through 2020 tax years.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net (Loss) Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(0.8)	$85.4
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	322.6	322.3
Dilutive effect of employee stock awards	—	6.8
Weighted-average shares used to compute diluted net (loss) income per share	322.6	329.1
Net (loss) income per share:
Basic	$(0.00)	$0.26
Diluted	$(0.00)	$0.26

Anti-dilutive shares	0.1	2.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 13. Commitments and Contingencies

Commitments

Except for the items below, there have been no material changes to the Company's commitments compared to the commitments described in Note 14, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,140.0 million as of March 31, 2024.

HPE Merger Contingencies

In connection with the pending Merger, the Company expects to incur additional liabilities of approximately $151.8 million that are subject to the consummation of the Merger. These contingent liabilities include financial advisory fees and certain retention bonuses.

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

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation was $187.1 million, of which $102.6 million remains in long-term income taxes payable as of March 31, 2024.

As of March 31, 2024, the Company also had $70.7 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On April 25, 2024, the Company announced a cash dividend of $0.22 per share of common stock to be paid on June 24, 2024 to stockholders of record as of the close of business on June 3, 2024.

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

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Report. We intend the discussion of our financial condition and results of operations to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our Condensed Consolidated Financial Statements. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview and a discussion of material events and uncertainties known to management. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or Form 10-K.

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

Our true north is experience-first networking to help our customers achieve their business outcomes. We sell high-performance networking product offerings within the following customer solution categories1: Campus and Branch, Data Center, and Wide Area Networking, and our connected security products are sold in each category.

•Campus and Branch encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes Session Smart Router, Branch SRX and Network Access Control solutions.

•Data Center includes QFX product line, Apstra and Contrail product lines, along with our high-end security portfolio of SRX, targeting data center security for service provider, cloud, and enterprise.

•Wide Area Networking includes MX and PTX product lines, and the ACX product line targeting the Metro market. It also includes Paragon Active Assurance, formerly known as Netrounds, which is now part of Paragon Automation, our WAN Automation suite.

In addition to our product offerings, we offer software-as-a-service ("SaaS"), software subscriptions, and other customer services, including maintenance and support, professional services, and education and training programs.

Our products and services address high-performance network requirements for our customers within our verticals: Cloud, Service Provider, and Enterprise who view the network as critical to their success. We believe our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping our customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership. We are executing against our innovation roadmap as each of our industry verticals transitions to cloud architectures. We focus on compelling and differentiated use cases targeting the Campus and Branch, Data Center, and Wide Area Networking solution categories. We believe our understanding of high-performance networking technology and cloud architecture positions us to effectively capitalize on the industry transition to more automated, cost-efficient, and scalable networks.

HPE Merger Agreement

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

The completion of the Merger, which is currently expected to close in late calendar year 2024 or early calendar year 2025, is subject to the receipt of regulatory approvals and other customary closing conditions. On April 2, 2024, we received stockholder approval of the Merger Agreement. If the Merger is consummated, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by January 9, 2025, as may be automatically extended pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, we are required to pay HPE a termination fee equal to $407.5 million, and under certain
1 Effective as of the first quarter of 2024, our customer solution revenue categories include the following name changes, and historical revenue by customer solution was not impacted by the name change: 1) Automated WAN Solutions changes to Wide Area Networking, 2) Cloud-Ready Data Center changes to Data Center, and 3) AI-Driven Enterprise changes to Campus and Branch.

other specified circumstances in which the Merger Agreement is terminated, HPE is required to pay us a termination fee equal to $815.0 million.

In connection with the pending Merger, we expect to incur additional liabilities of approximately $151.8 million consisting of financial advisory fees and certain retention bonuses, that are contingent on the consummation of the Merger.

See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion about the risks related to the Merger.

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and turmoil in the geopolitical environment, including the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and Middle East conflicts, including the Israel-Hamas war, tensions in the Red Sea in connection with the attacks by the Houthis to disrupt shipments, and military actions in response to these disruptions. Our overall performance depends in-part on global economic conditions, as well as other disruptions and the impacts of such conditions on our customers.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, certain customers placed advanced product orders in an effort to secure supply. In 2024, we expect to see elongated sales cycles because many customers are working through prior orders and moderating their spending, which will impact our revenue growth.

In prior years, we purchased additional inventory to meet customer demands and to mitigate supply constraints. As customers adopted a more conservative approach to spending, our mitigating actions resulted in increased inventory levels, and we increased inventory obsolescence charges in 2023. We expect inventory levels and excess and obsolescence charges to decline during 2024.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenues	$1,148.9	$1,371.8	$(222.9)	(16)%
Gross margin	$680.9	$771.2	$(90.3)	(12)%
Percentage of net revenues	59.3%	56.2%
Operating (loss) income	$(14.2)	$115.7	$(129.9)	(112)%
Percentage of net revenues	(1.2)%	8.4%
Net (loss) income	$(0.8)	$85.4	$(86.2)	(101)%
Percentage of net revenues	(0.1)%	6.2%
Net income per share:
Basic	$(0.00)	$0.26	$(0.26)	(100)%
Diluted	$(0.00)	$0.26	$(0.26)	(100)%

Operating cash flows	$325.0	$191.5	$133.5	70%
Stock repurchase plan activity	$—	$140.0	$(140.0)	(100)%
Cash dividends declared per common stock	$0.22	$0.22	$—	—%
Annual Recurring Revenue ("ARR")	$394.0	$292.7	$101.3	35%
DSO	64	70	(6)	(9)%

	As of
	March 31, 2024	December 31, 2023	$ Change	% Change
Deferred revenue:
Deferred product revenue	$104.7	$92.1	$12.6	14%
Deferred service revenue	2,020.2	1,932.8	87.4	5%
Total	$2,124.9	$2,024.9	$100.0	5%

Deferred revenue from customer solutions(*)	$889.6	$843.4	$46.2	5%
Deferred revenue from hardware maintenance and professional services	1,235.3	1,181.5	53.8	5%
Total	$2,124.9	$2,024.9	$100.0	5%
______________________
N/M - Not meaningful
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Campus and Branch, Data Center, and Wide Area Networking customer solution categories.

•Net Revenues: Net revenues decreased during the three months ended March 31, 2024, compared to the same period in 2023, across all customer solutions, verticals, and geographies, mainly due to lower sales volume. Service net revenues increased during the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by strong sales of hardware support contracts and SaaS.

Of our top ten customers for the first quarter of 2024, five were in Service Provider, four were in Cloud, and one was in Enterprise. Of these customers, three were located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to favorable software revenue mix, improved services margin, and lower inventory related expenses, partially offset by unfavorable product mix and lower revenue.

•Operating Margin: Operating income (loss) as a percentage of net revenues decreased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to merger-related charges incurred in connection with our pending acquisition by HPE, headcount-related costs, and restructuring charges, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations increased primarily due to lower supplier payments, partially offset by lower customer collections and higher employee compensation payments.

•Capital Return: We continue to return capital to our stockholders. During the three months ended March 31, 2024, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $71.4 million.

•ARR: ARR represents annual recurring revenue from renewable contracts with customers for software licenses, software support and maintenance, and SaaS expected to be recognized over an annual period of time. ARR includes the implied annualized billing value of contracts that are active as of the end of the periods presented. ARR excludes (i) software licenses recognized as revenue at a point in time and (ii) revenue included in bundled hardware maintenance stock-keeping units that is allocable to software-related maintenance. ARR increased during the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by strong sales of SaaS subscriptions.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO decreased primarily due to lower product invoicing, partially offset by lower revenue.

•Deferred Revenue: Total deferred revenue increased as of March 31, 2024, compared to December 31, 2023, primarily driven by the timing of contract renewals and an increase in deferrals of SaaS subscriptions and software and related services.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Customer Solutions:
Wide Area Networking	$350.4	$474.5	$(124.1)	(26)%
Percentage of net revenues	30.5%	34.6%
Data Center	163.1	193.6	(30.5)	(16)%
Percentage of net revenues	14.2%	14.1%
Campus and Branch	240.5	317.0	(76.5)	(24)%
Percentage of net revenues	20.9%	23.1%
Hardware Maintenance and Professional Services	394.9	386.7	8.2	2%
Percentage of net revenues	34.4%	28.2%
Total net revenues	$1,148.9	$1,371.8	$(222.9)	(16)%

Cloud	$250.0	$264.9	$(14.9)	(6)%
Percentage of net revenues	21.8%	19.3%
Service Provider	381.9	549.9	(168.0)	(31)%
Percentage of net revenues	33.2%	40.1%
Enterprise	517.0	557.0	(40.0)	(7)%
Percentage of net revenues	45.0%	40.6%
Total net revenues	$1,148.9	$1,371.8	$(222.9)	(16)%

Americas:
United States	$609.4	$733.6	$(124.2)	(17)%
Other	56.1	64.9	(8.8)	(14)%
Total Americas	665.5	798.5	(133.0)	(17)%
Percentage of net revenues	57.9%	58.2%
EMEA	311.1	369.9	(58.8)	(16)%
Percentage of net revenues	27.1%	27.0%
APAC	172.3	203.4	(31.1)	(15)%
Percentage of net revenues	15.0%	14.8%
Total net revenues	$1,148.9	$1,371.8	$(222.9)	(16)%

Total net revenues decreased primarily due to decreases in all customer solutions, which were mainly driven by lower sales volume, partially offset by an increase in Hardware Maintenance and Professional Services.

The Wide Area Networking revenue decreased primarily due to a decline in Service Provider, partially offset by a growth in Cloud and Enterprise.

The Data Center revenue and Campus and Branch revenue decreased across all verticals.

Also, software and security products and services represent key areas of our strategic focus that are critical components to our business success. Software and related service offerings include revenue from software license, software support and maintenance and SaaS contracts, except for revenue included in bundled hardware maintenance stock-keeping units that is allocable to software-related maintenance. Total security offerings include revenue from our complete portfolio of hardware and software security products, including SD-WAN solutions, as well as services related to our security solutions.

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Software and Related Services	$305.8	$232.2	$73.6	32%
Percentage of net revenues	26.6%	16.9%
Total Security	$126.0	$181.6	$(55.6)	(31)%
Percentage of net revenues	11.0%	13.2%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product gross margin	$328.0	$457.7	$(129.7)	(28)%
Percentage of product revenues	50.3%	50.2%
Service gross margin	352.9	313.5	39.4	13%
Percentage of service revenues	71.0%	68.3%
Total gross margin	$680.9	$771.2	$(90.3)	(12)%
Percentage of net revenues	59.3%	56.2%

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

Product gross margin

Product gross margin as a percentage of product revenues was relatively flat. Favorable software revenue mix and lower inventory related expenses was offset by unfavorable product mix and lower revenue. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to 6% increase in maintenance revenue, 51% increase in SaaS revenue, and ongoing productivity improvements.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$296.6	$284.8	$11.8	4%
Percentage of net revenues	25.8%	20.8%
Sales and marketing	305.4	303.2	2.2	1%
Percentage of net revenues	26.6%	22.1%
General and administrative	60.7	68.0	(7.3)	(11)%
Percentage of net revenues	5.3%	5.0%
Restructuring charges	4.1	(0.5)	4.6	N/M
Percentage of net revenues	0.4%	—%
Merger-related charges	28.3	—	28.3	N/M
Percentage of net revenues	2.4%	—%
Total operating expenses	$695.1	$655.5	$39.6	6%
Percentage of net revenues	60.5%	47.8%
_____________________

N/M - Not meaningful

Total operating expenses increased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to merger-related charges, including professional services and financial advisory fees incurred directly in connection with the pending Merger, higher share-based compensation and restructuring charges.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gain (loss) on privately-held investments, net	$(14.3)	$0.2	$(14.5)	N/M
Percentage of net revenues	(1.2)%	—%
______________________
N/M - Not meaningful

During the three months ended March 31, 2024, the Company recognized an allowance for credit loss reserve on debt and redeemable preferred stock investments and note receivables relating to its privately-held investees. The credit loss represents the difference between the estimated fair value or the amount expected to be collected and the amortized cost related to credit factors.

Other Income (Expense), Net

The following table presents other income (expense), net (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest income	$16.9	$9.5	$7.4	78%
Interest expense	(20.5)	(19.2)	(1.3)	7%
Gain on other investments, net (1)	3.4	0.7	2.7	386%
Other	2.3	0.2	2.1	N/M
Total other income (expense), net	$2.1	$(8.8)	$10.9	(124)%
Percentage of net revenues	0.2%	(0.6)%
______________________
N/M - Not meaningful

(1) Other investments represent fixed income securities and equity investments with readily determinable fair value. The prior period amounts have been reclassified to conform to the current period presentation.

Total other income (expense), net, increased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher interest income, net gains on investments and higher foreign currency gains, partially offset by higher interest expense.

Income Tax (Benefit) Provision

The following table presents income tax (benefit) provision (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income tax (benefit) provision	$(27.7)	$19.6	$(47.3)	(241)%
Effective tax rate	105.0%	18.3%

The effective tax rate increased during the three months ended March 31, 2024, as compared to the same periods in 2023, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a reduced effective tax rate and incremental cash tax payments of up to $130 million in 2024. The actual impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred. We estimate the impacts should gradually decrease over the five- and fifteen-year amortization periods.

Through March 31, 2024, European Union members and several other countries either initiated legislation to adopt or enacted global minimum tax provisions, which are effective for Juniper beginning January 1, 2024. We do not expect to incur significant global minimum taxes in 2024.

Liquidity and Capital Resources

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions, investments in strategic relationships, and payment of cash dividends on our common stock. Since the enactment of the Tax Act, we have repatriated a significant amount of cash from outside of the U.S., and plan to continue to repatriate on an ongoing basis. We intend to use the repatriated cash to invest in the business and fund our return of capital to stockholders.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, and cash generated from operations together with the revolving credit facility will be sufficient to fund our operations; planned dividends; capital expenditures; purchase commitments and other liquidity requirements; and anticipated growth for at least the next twelve months and thereafter for the foreseeable future. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to, our growth rate; the timing and amount we spend to support development efforts; the expansion of sales and marketing activities; the introduction of new and enhanced products and services; the costs to acquire or invest in businesses and technologies; an increase in manufacturing or component costs; costs related to the consummation of the Merger; certain interim operating covenants that we have agreed to in the Merger Agreement; and the risks and uncertainties detailed in the “Risk Factors” section of Item 1A of Part II of this Report.

The Company's cash requirements have not changed materially since December 31, 2023, as discussed in the Form 10-K, except for purchase commitments with contracts manufacturers and suppliers and potential tax payments pursuant to the Tax Act.

Revolving Credit Facility

In June 2023, we entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. Under the terms of the Merger Agreement, the Company has agreed to limit its borrowing to $40 million and is required to terminate the Revolving Credit Facility upon the closing of the Merger. As of March 31, 2024, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of March 31, 2024, we had purchase commitments of $1,140.0 million, with $855.7 million payable within 12 months.

Tax Payments

During the three months ended March 31, 2024, we made tax payments of approximately $22 million. For the remainder of 2024, we may incur up to $130 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). As of March 31, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended March 31, 2024.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

Risks Related to the Merger

•The pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business.
•Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed.
•Litigation has arisen and additional litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business.

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
•Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability.
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

RISKS RELATED TO THE MERGER

The pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business. On January 9, 2024, we entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. On April 2, 2024, we received stockholder approval of the Merger Agreement at a special meeting of stockholders. Completion of the Merger, which is currently expected in late calendar year 2024 or early calendar year 2025, is subject to the satisfaction or waiver of certain closing conditions, including: (1) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (2) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (3) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (4) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (5) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to Juniper, having occurred and that is continuing as of the closing. There is no assurance that all of the conditions will be satisfied or waived, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including, but not limited to, the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the pendency of the Merger on our business relationships, financial condition, operating results, and business, including:

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

•the pendency and outcome of any stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

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

Litigation has arisen and additional litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business. In connection with the Merger, litigation has been filed against us, our directors, and HPE. Among other remedies, the plaintiffs in these lawsuits seek damages or to enjoin the Merger. It is possible that additional litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements like the Merger Agreement. The outcome of any such litigation is uncertain, and any litigation related to the Merger could delay or prevent the consummation of the proposed Merger.

Regardless of the outcome of any pending or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially negatively impact our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, resellers, distributors, and other business partners, or otherwise materially harm our operations and financial performance.

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
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine, as well as governmental sanctions imposed in response, and Middle East conflicts, including the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our physical infrastructure or those of our customers, manufacturers, and suppliers.

We believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. In some prior periods, our operating results have been below our guidance, our long-term financial model, or the expectations of securities analysts or investors. In addition, our failure to pay quarterly dividends to our stockholders could have a material adverse effect on our stock price.

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

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and internet protocol ("IP") systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending, or the building of network capacity in excess of demand (all of which have, in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and may be due to events beyond our control. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

Issues in the development and use of AI may result in reputational harm or liability. We incorporate AI capabilities into certain offerings and internal operations, and this technology is a significant element of our business and certain of our partners’ businesses. As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business.

Certain of our offerings rely on AI to enhance their operation and effectiveness. The development, maintenance, and operation of AI is expensive and complex, and may involve unforeseen difficulties, including material performance problems, flawed algorithms, undetected defects, or errors. Deficiencies or other failures of our offerings' AI capabilities could subject us to competitive harm, regulatory action, penalties, legal liability, or brand or reputational harm. Additionally, leveraging AI capabilities to improve internal functions and operations presents further risks, costs, and challenges, including those related to implementing and maintaining AI tools licensed from third-party vendors. The datasets or AI training algorithms used in these tools may be insufficient or contain biased information, and we may be unsuccessful in identifying or resolving ethical, privacy, or other legal issues presented by their use. The use of AI to support business operations may also carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal data or confidential, proprietary or sensitive information.

We may also be exposed to these and other risks through the increased use of AI by our manufacturers, suppliers, and other business partners. Reliance on AI by these third parties could introduce operational vulnerabilities, disrupt our supply chain management, increase cybersecurity risks, and impact our relationships with customers, partners, and suppliers.

AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or data privacy and security regulations. While laws and regulations applicable to AI are emerging and evolving, including in the U.S, from a state-wide and federal perspective, as well as global AI regulations, including the Artificial Intelligence Act ("AI Act") that was enacted by the EU in March 2024, what these legal frameworks will look like remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings and operations.

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

Unauthorized parties may also attempt to copy aspects of our products or obtain and use our proprietary information. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot ensure that we have entered into confidentiality or license agreements with all parties who may have or have had access to our confidential information or that these agreements will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. We are also vulnerable to third parties who illegally distribute or sell counterfeit, pirated, stolen, or unfit versions of our products, which has happened in the past and could happen in the future, and could have a negative impact on our reputation and business.

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

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including with respect to the Merger, commercial transactions, employment matters, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, U.S. government agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us, or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition, or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Further, increased patent litigation brought by non-practicing entities may result, and in some cases has resulted, in our customers requesting or requiring us to absorb a portion of the costs of such litigation or providing broader indemnification for litigation, each of which could increase our expenses and negatively affect our business, financial condition, and results of operations. In addition, operating companies may also file patent infringement claims against us either to disrupt our business, or to seek monetization of their patent portfolios. Regardless of the merit of these claims, they may require us to develop alternative technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, even arguably unmeritorious claims may be settled at significant costs to us because of the potential for high awards of damages or injunctive relief.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. The rapid development and deployment of tools that leverage AI is also causing governments to consider regulation of AI, even for AI that does not pertain to personal data. These types of regulations are in effect or under consideration in several jurisdictions where we do business. For example, the AI Act bans certain AI tools, imposes obligations on developers and users of AI deemed to pose a high-risk, and regulates general purpose AI. This framework may impact the software we use and market in the EU and increase the cost of our product development. The AI Act is expected to come into effect by June 2024.

The SEC requires us, as a public company that uses certain raw materials considered to be “conflict minerals” in our products, to report publicly on the extent to which “conflict minerals” are in our supply chain. As a provider of hardware end-products, we are several steps removed from the mining, smelting, or refining of any conflict minerals. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. Our relationships with customers, suppliers, and investors could suffer if we are unable to provide evidence of due diligence that identifies mineral sourcing risk for our products and steps taken to mitigate sourcing of "conflict minerals." We may also face increased costs in complying with conflict minerals disclosure requirements.

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

Certain governments also impose special local content, certification, testing, source code review, escrow, and governmental recovery of private encryption keys, or other cybersecurity feature requirements to protect network equipment and software procured by or for the government. Similar requirements also may be imposed in procurements by state owned entities, public operators, or even private companies forming part of “critical network infrastructure” or supporting sensitive industries.

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

•Both U.S. federal and state, and non-U.S. governments are considering laws and regulations governing AI and machine learning tools that leverage commercial and consumer data, such as the AI Act. These laws may impact some of our products and services, internal business processes and applications, and procurement of vendor solutions. This may increase our liability risks and cause us to incur additional costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of March 31, 2024, our goodwill was $3,734.3 million, and our purchased intangible assets were $74.6 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. Several countries have either initiated legislation to adopt or enacted global minimum tax provisions, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (Middle East conflicts, including the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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
•the impact of adverse public health emergencies, in the countries in which we operate or where our customers are located; and
•theft or unauthorized use or publication of our intellectual property and other confidential business information.

Any or all of these factors has or could have an adverse impact on our business, financial condition, and results of operations.

In particular, local laws and customs in many countries differ significantly from or conflict with those in the U.S. or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations. Certain countries (such as Russia, China, and EU member nations with regard to Iran trade) prohibit individuals and companies resident in or operating within their borders to comply with foreign sanctions imposed on such countries themselves or on third countries. Our employees, contractors, channel partners, and agents may fail to comply with U.S. and foreign laws and policies in violation of our policies and procedures, which are designed to help ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and results of operations.

There are risks associated with our outstanding and future indebtedness. As of March 31, 2024, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2018, our Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

As of March 31, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended March 31, 2024. See Note 8, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration	Other Material Terms	Date Terminated
Kenneth Miller, Chief Financial Officer	February 21, 2024	Rule 10b5-1 Trading Arrangement(1)	Up to 188,669 shares	September 30, 2024(2)	N/A	N/A

(1) This trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) This trading arrangement permitted or permits transactions through and including the earlier to occur of (i) the completion of all purchases or sales or (ii) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. This arrangement also provides for termination upon (i) death, bankruptcy or insolvency of the officer, (ii) transfer of account assets, (iii) termination or material amendment by the officer, (iv) failure of the officer to comply with applicable law or the terms of the arrangement, (v) public announcement of a tender of the Company's securities, (vi) a definitive acquisition agreement of the Company subjecting the officer's securities to a lock-up provision, (vii) change of control of the Company, (viii) dissolution, liquidation or bankruptcy event of the Company, or (ix) the arrangement violates laws or causes a breach of a contract of the Company.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.1	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc.	8-K	2.1	001-34501	1/10/2024
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Juniper Networks, Inc. dated April 2, 2024.	8-K	3.1	001-34501	4/2/2024
3.2	Restated Certificate of Incorporation of Juniper Networks, Inc.	8-K	3.2	001-34501	4/2/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

April 26, 2024	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)