Form 10-Q
period 2024-06-30
JUNIPER NETWORKS INC
filed 2024-07-26
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 329,163,478 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 24, 2024.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Product	$681.2	$963.2	$1,333.1	$1,875.8
Service	508.4	466.9	1,005.4	926.1
Total net revenues	1,189.6	1,430.1	2,338.5	2,801.9
Cost of revenues:
Product	356.2	470.7	680.1	925.6
Service	144.9	146.3	289.0	292.0
Total cost of revenues	501.1	617.0	969.1	1,217.6
Gross margin	688.5	813.1	1,369.4	1,584.3
Operating expenses:
Research and development	274.6	282.0	571.2	566.8
Sales and marketing	297.4	308.3	602.8	611.5
General and administrative	60.8	65.2	121.5	133.2
Restructuring charges	1.6	16.5	5.7	16.0
Merger-related charges (1)	9.1	—	37.4	—
Total operating expenses	643.5	672.0	1,338.6	1,327.5
Operating income	45.0	141.1	30.8	256.8
Gain (loss) on privately-held investments, net	0.7	(92.2)	(13.6)	(92.0)
Other income (expense), net	1.3	(7.4)	3.4	(16.2)
Income before income taxes and loss from equity method investment	47.0	41.5	20.6	148.6
Income tax provision (benefit)	10.8	15.0	(16.9)	34.6
Loss from equity method investment, net of tax	2.1	2.1	4.2	4.2
Net income	$34.1	$24.4	$33.3	$109.8

Net income per share:
Basic	$0.10	$0.08	$0.10	$0.34
Diluted	$0.10	$0.07	$0.10	$0.34
Weighted-average shares used to compute net income per share:
Basic	325.1	319.3	323.8	320.8
Diluted	332.7	326.0	332.1	327.6
__________________
(1) Represents charges incurred directly in connection with the pending merger with HPE (as defined below). See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further information.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$34.1	$24.4	$33.3	$109.8
Other comprehensive (loss) income, net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	0.6	1.6	(28.4)	3.7
Net realized gains reclassified into net income	(0.1)	—	(0.2)	—
Net change on available-for-sale debt securities	0.5	1.6	(28.6)	3.7
Cash flow hedges:
Change in net unrealized gains and losses	(3.6)	14.0	(9.0)	7.1
Net realized losses reclassified into net income	2.3	7.0	3.5	14.4
Net change on cash flow hedges	(1.3)	21.0	(5.5)	21.5
Change in foreign currency translation adjustments	(2.3)	0.2	(6.0)	1.7
Other comprehensive (loss) income, net	(3.1)	22.8	(40.1)	26.9
Comprehensive income (loss)	$31.0	$47.2	$(6.8)	$136.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$935.0	$1,068.1
Short-term investments	186.7	139.4
Accounts receivable, net of allowances	878.9	1,044.1
Inventory	926.1	952.4
Prepaid expenses and other current assets	517.6	591.5
Total current assets	3,444.3	3,795.5
Property and equipment, net	685.2	689.9
Operating lease assets	146.8	111.4
Long-term investments	308.6	116.8
Purchased intangible assets, net	63.8	91.8
Goodwill	3,734.4	3,734.4
Other long-term assets	1,045.2	978.7
Total assets	$9,428.3	$9,518.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$268.3	$295.1
Accrued compensation	263.9	292.2
Deferred revenue	1,147.9	1,130.0
Other accrued liabilities	363.5	386.7
Total current liabilities	2,043.6	2,104.0
Long-term debt	1,607.2	1,616.8
Long-term deferred revenue	940.5	894.9
Long-term income taxes payable	74.7	204.5
Long-term operating lease liabilities	119.7	82.9
Other long-term liabilities	140.6	122.7
Total liabilities	4,926.3	5,025.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 325.3 shares and 320.3 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,765.9	6,740.0
Accumulated other comprehensive income	9.0	49.1
Accumulated deficit	(2,272.9)	(2,296.4)
Total stockholders' equity	4,502.0	4,492.7
Total liabilities and stockholders' equity	$9,428.3	$9,518.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$33.3	$109.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	141.2	122.9
Depreciation, amortization, and accretion	82.2	98.5
Deferred income taxes (1)	(64.3)	(90.5)
Provision for inventory excess and obsolescence (1)	2.5	60.6
Operating lease assets expense	21.6	20.3
Loss on privately-held investments, net	13.6	92.0
Loss from equity method investment	4.2	4.2
Other	0.6	2.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	165.2	319.5
Inventory (1)	(6.5)	(364.2)
Prepaid expenses and other assets (1)	70.7	(9.5)
Accounts payable	(22.9)	22.0
Accrued compensation	(24.9)	(26.1)
Income taxes payable	(104.6)	83.9
Other accrued liabilities (1)	(60.1)	(12.9)
Deferred revenue	64.3	101.3
Net cash provided by operating activities	316.1	534.5
Cash flows from investing activities:
Purchases of property and equipment	(58.2)	(83.2)
Purchases of available-for-sale debt securities	(391.5)	(12.9)
Proceeds from sales of available-for-sale debt securities	22.6	23.9
Proceeds from maturities and redemptions of available-for-sale debt securities	108.9	128.8
Purchases of equity securities	(5.8)	(3.5)
Proceeds from sales of equity securities	4.5	7.8
Funding of loan receivable	—	(7.7)
Other	—	1.5
Net cash (used in) provided by investing activities	(319.5)	54.7
Cash flows from financing activities:
Repurchase and retirement of common stock	(14.6)	(271.3)
Proceeds from issuance of common stock	32.1	31.6
Payment of dividends	(142.9)	(140.5)
Payment of debt issuance costs	—	(1.3)
Other	1.4	—
Net cash used in financing activities	(124.0)	(381.5)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(6.0)	1.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(133.4)	209.5
Cash, cash equivalents, and restricted cash at beginning of period	1,084.3	897.7
Cash, cash equivalents, and restricted cash at end of period	$950.9	$1,107.2
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2024	324.9	$6,776.1	$12.1	$(2,307.0)	$4,481.2
Net income	—	—	—	34.1	34.1
Other comprehensive loss, net	—	—	(3.1)	—	(3.1)
Issuance of common stock	0.4	—	—	—	—
Share-based compensation expense	—	61.3	—	—	61.3
Payments of cash dividends ($0.22 per share of common stock)	—	(71.5)	—	—	(71.5)
Balance at June 30, 2024	325.3	$6,765.9	$9.0	$(2,272.9)	$4,502.0

	Three Months Ended June 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at March 31, 2023	321.4	$6,808.1	$8.3	$(2,381.2)	$4,435.2
Net income	—	—	—	24.4	24.4
Other comprehensive income, net	—	—	22.8	—	22.8
Issuance of common stock	0.5	0.5	—	—	0.5
Repurchase and retirement of common stock	(4.1)	(50.9)	—	(69.1)	(120.0)
Share-based compensation expense	—	61.9	—	—	61.9
Payments of cash dividends ($0.22 per share of common stock)	—	(69.9)	—	—	(69.9)
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2023	320.3	$6,740.0	$49.1	$(2,296.4)	$4,492.7
Net income	—	—	—	33.3	33.3
Other comprehensive loss, net	—	—	(40.1)	—	(40.1)
Issuance of common stock	5.4	32.1	—	—	32.1
Repurchase and retirement of common stock	(0.4)	(4.8)	—	(9.8)	(14.6)
Share-based compensation expense	—	141.5	—	—	141.5
Payments of cash dividends ($0.44 per share of common stock)	—	(142.9)	—	—	(142.9)
Balance at June 30, 2024	325.3	$6,765.9	$9.0	$(2,272.9)	$4,502.0

	Six Months Ended June 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	109.8	109.8
Other comprehensive income, net	—	—	26.9	—	26.9
Issuance of common stock	3.8	31.6	—	—	31.6
Repurchase and retirement of common stock	(8.9)	(111.1)	—	(160.2)	(271.3)
Share-based compensation expense	—	123.3	—	—	123.3
Payments of cash dividends ($0.44 per share of common stock)	—	(140.5)	—	—	(140.5)
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

HPE Merger Agreement

On January 9, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Jasmine Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company's common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $40.00 in cash, without interest and subject to applicable withholding taxes.

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

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by January 9, 2025, as

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
may be automatically extended pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, HPE is required to pay the Company a termination fee equal to $815.0 million.

In connection with the pending Merger, the Company incurred $9.1 million and $37.4 million of expenses for the three and six months ended June 30, 2024, respectively, including professional services and financial advisory fees, all of which were recorded within "Merger-related charges" in the Condensed Consolidated Statements of Operations.

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

Recent Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of June 30, 2024 and December 31, 2023 (in millions):

	As of June 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$109.8	$—	$(0.5)	$109.3	$38.2	$0.2	$(0.4)	$38.0
Corporate debt securities	267.1	0.3	(0.8)	266.6	160.2	0.7	(1.3)	159.6
Certificates of deposit	11.7	—	—	11.7	3.0	—	—	3.0
Commercial paper	67.8	—	—	67.8	41.1	—	—	41.1
Foreign government debt securities	5.3	—	(0.1)	5.2	5.3	—	(0.2)	5.1
Time deposits	280.9	—	—	280.9	273.6	—	—	273.6
U.S. government agency securities	—	—	—	—	4.0	—	—	4.0
U.S. government securities	77.4	—	(0.3)	77.1	54.8	0.1	—	54.9
Total fixed income securities	820.0	0.3	(1.7)	818.6	580.2	1.0	(1.9)	579.3
Privately-held debt and redeemable preferred stock securities	46.5	—	(15.4)	31.1	20.6	37.4	(8.3)	49.7
Total available-for-sale debt securities	$866.5	$0.3	$(17.1)	$849.7	$600.8	$38.4	$(10.2)	$629.0

Reported as:
Cash equivalents	$332.3	$—	$—	$332.3	$328.2	$—	$—	$328.2
Short-term investments	178.1	—	(0.4)	177.7	135.7	—	(1.4)	134.3
Long-term investments	309.6	0.3	(1.3)	308.6	116.3	1.0	(0.5)	116.8
Other long-term assets	46.5	—	(15.4)	31.1	20.6	37.4	(8.3)	49.7
Total	$866.5	$0.3	$(17.1)	$849.7	$600.8	$38.4	$(10.2)	$629.0

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$510.4	$510.0
Due between one and five years	309.6	308.6
Total	$820.0	$818.6

As of June 30, 2024, the Company's unrealized loss of $1.7 million resulted from 265 fixed income available-for-sale debt securities, of which losses aggregating $1.1 million were from investments in an unrealized loss position for less than 12

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
months, and $0.6 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and six months ended June 30, 2024 and June 30, 2023.

During the three months ended June 30, 2024, the Company did not record any material allowance for credit loss. During the six months ended June 30, 2024, the Company recorded an allowance for credit loss of $7.1 million on privately-held debt and redeemable preferred stock investments. The credit loss represents the difference between the estimated fair value and the cost of the investment related to the credit factors. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and an evaluation of the investee's financial condition in relation to its outstanding obligations. As of June 30, 2024 and December 31, 2023, the Company had an allowance for credit loss of $15.4 million and $8.3 million, respectively, on privately-held debt and redeemable preferred stock investments.

During the three and six months ended June 30, 2024 and June 30, 2023, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of June 30, 2024 and December 31, 2023 (in millions):

	As of
	June 30, 2024	December 31, 2023
Equity investments with readily determinable fair value:
Money market funds	$303.5	$337.5
Mutual funds	45.0	38.0
Publicly-traded equity securities	9.0	5.1
Equity investments without readily determinable fair value	50.8	45.8
Equity investment under the equity method of accounting	22.2	26.4
Total equity securities	$430.5	$452.8

Reported as:
Cash equivalents	$303.5	$337.5
Short-term investments	9.0	5.1
Prepaid expenses and other current assets	3.5	2.5
Other long-term assets	114.5	107.7
Total	$430.5	$452.8

For the three and six months ended June 30, 2024 and June 30, 2023, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value. For the three and six months ended June 30, 2024, the loss recognized from the equity method investment was $2.0 million and $4.2 million, respectively. For the three and six months ended June 30, 2023, the loss recognized from the equity method investment was $2.1 million and $4.2 million, respectively.

Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
investments. As of June 30, 2024, the carrying value of restricted cash and investments was $61.0 million, of which $17.0 million was included in prepaid expenses and other current assets, and $44.0 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$935.0	$1,068.1
Restricted cash included in prepaid expenses and other current assets	13.5	13.8
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$950.9	$1,084.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements at June 30, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$109.3	$—	$109.3	$—	$38.0	$—	$38.0
Certificates of deposit	—	11.7	—	11.7	—	3.0	—	3.0
Corporate debt securities	—	266.6	—	266.6	—	159.6	—	159.6
Commercial paper	—	67.8	—	67.8	—	41.1	—	41.1
Foreign government debt securities	—	5.2	—	5.2	—	5.1	—	5.1
Time deposits	—	280.9	—	280.9	—	273.6	—	273.6
U.S. government agency securities	—	—	—	—	—	4.0	—	4.0
U.S. government securities	57.5	19.6	—	77.1	20.0	34.9	—	54.9
Privately-held debt and redeemable preferred stock securities	—	—	31.1	31.1	—	—	49.7	49.7
Total available-for-sale debt securities	57.5	761.1	31.1	849.7	20.0	559.3	49.7	629.0
Equity securities:
Money market funds	303.5	—	—	303.5	337.5	—	—	337.5
Mutual funds	45.0	—	—	45.0	38.0	—	—	38.0
Publicly-traded equity securities	9.0	—	—	9.0	5.1	—	—	5.1
Total equity securities	357.5	—	—	357.5	380.6	—	—	380.6
Derivative assets:
Foreign exchange contracts	—	5.5	—	5.5	—	7.2	—	7.2
Total derivative assets	—	5.5	—	5.5	—	7.2	—	7.2
Total assets measured at fair value on a recurring basis	$415.0	$766.6	$31.1	$1,212.7	$400.6	$566.5	$49.7	$1,016.8
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(11.0)	$—	$(11.0)	$—	$(7.2)	$—	$(7.2)
Interest rate contracts	—	(84.1)	—	(84.1)	—	(73.6)	—	(73.6)
Total derivative liabilities	—	(95.1)	—	(95.1)	—	(80.8)	—	(80.8)
Total liabilities measured at fair value on a recurring basis	$—	$(95.1)	$—	$(95.1)	$—	$(80.8)	$—	$(80.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$306.5	$329.3	$—	$635.8	$337.5	$328.2	$—	$665.7
Short-term investments	19.7	167.0	—	186.7	12.8	126.6	—	139.4
Long-term investments	43.9	264.7	—	308.6	12.3	104.5	—	116.8
Prepaid expenses and other current assets	3.4	4.2	—	7.6	2.5	4.6	—	7.1
Other long-term assets	41.5	1.4	31.1	74.0	35.5	2.6	49.7	87.8
Total assets measured at fair value	$415.0	$766.6	$31.1	$1,212.7	$400.6	$566.5	$49.7	$1,016.8

Total liabilities, reported as:
Other accrued liabilities	$—	$(9.1)	$—	$(9.1)	$—	$(6.2)	$—	$(6.2)
Other long-term liabilities	—	(86.0)	—	(86.0)	—	(74.6)	—	(74.6)
Total liabilities measured at fair value on a recurring basis	$—	$(95.1)	$—	$(95.1)	$—	$(80.8)	$—	$(80.8)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and six months ended June 30, 2024, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. In January 2024, the Company invested in a convertible note of a privately-held company for a principal amount of $25.0 million with a maturity period of two years. During the three months ended June 30, 2024, the Company did not record any material allowance for credit loss. During six months ended June 30, 2024, the Company recognized a credit loss of $7.1 million on a privately-held debt investment and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of June 30, 2024, downward adjustments for equity securities without readily determinable fair value in the aggregate were $89.9 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,568.4 million and $1,581.7 million, respectively, based on observable market inputs (Level 2).

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

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$677.2	$801.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	1,277.2	1,401.0

Non-designated derivatives	212.4	200.7
Total	$1,489.6	$1,601.7

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.1	$4.4
Foreign currency contracts	Other long-term assets	1.3	2.7
Total derivatives designated as hedging instruments		$5.4	$7.1
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$5.5	$7.2
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$8.9	$6.0
Foreign currency contracts	Other long-term liabilities	1.9	1.0
Interest rate swap contracts	Other long-term liabilities	84.1	73.6
Total derivatives designated as hedging instruments		$94.9	$80.6
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$95.1	$80.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $5.5 million and $7.2 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swap contracts, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into these contracts for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the contracts entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in March 2041. The interest rate swap contracts will expire within six years.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $3.4 million and $8.8 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2024, respectively. The Company recognized an unrealized gain of $17.1 million and $7.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and six months ended June 30, 2023, respectively.

For foreign currency contracts, the Company reclassified a loss of $2.2 million and $3.4 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024, respectively, and a loss of $7.2 million and $15.0 million for the comparable periods ended June 30, 2023, respectively. As of June 30, 2024, an estimated $4.9 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and six months ended June 30, 2024 and June 30, 2023.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	June 30, 2024	December 31, 2023
Production and service materials	$732.1	$719.0
Finished goods	279.9	299.0
Total inventory	$1,012.0	$1,018.0

Reported as:
Inventory	$926.1	$952.4
Other long-term assets (1)	85.9	65.6
Total inventory	$1,012.0	$1,018.0
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	June 30, 2024	December 31, 2023
Contract manufacturer deposits	$200.3	$316.4
Prepaid expenses	178.7	140.9
Other current assets	138.6	134.2
Total prepaid expenses and other current assets	$517.6	$591.5

During the three months ended June 30, 2024, the Company did not record any material allowance for credit loss. During six months ended June 30, 2024, the Company recorded an allowance for credit loss of $7.7 million on note receivables due from a privately-held investee. The credit loss represents the difference between the net amount expected to be collected and the amortized cost of the note receivable.

Warranties

Changes during the six months ended June 30, 2024 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2023	$29.4
Provisions made during the period	21.5
Actual costs incurred during the period	(21.1)
Balance as of June 30, 2024	$29.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Deferred product revenue, net	$84.6	$92.1
Deferred service revenue, net	2,003.8	1,932.8
Total	$2,088.4	$2,024.9
Reported as:
Current	$1,147.9	$1,130.0
Long-term	940.5	894.9
Total	$2,088.4	$2,024.9

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $22.9 million and $40.1 million included in deferred revenue at January 1, 2024 were recognized during the three and six months ended June 30, 2024, respectively. Service revenue of $290.5 million and $636.0 million included in deferred revenue at January 1, 2024 were recognized during the three and six months ended June 30, 2024, respectively.

Remaining Performance Obligations

Remaining Performance Obligations ("RPO") are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of June 30, 2024 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$84.9	$71.2	$11.7	$2.0
Service	2,016.1	1,084.0	719.9	212.2
Total	$2,101.0	$1,155.2	$731.6	$214.2
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred contract cost was $42.2 million as of June 30, 2024. For the three and six months ended June 30, 2024, amortization expense associated with the deferred commissions was $23.0 million and $41.2 million, respectively, and there were no impairment charges recognized.

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$16.7	$11.7	$33.6	$21.2
Interest expense	(20.5)	(19.7)	(41.0)	(38.9)
Gain on other investments, net (1)	4.6	1.2	8.0	1.9
Other	0.5	(0.6)	2.8	(0.4)
Other income (expense), net	$1.3	$(7.4)	$3.4	$(16.2)
________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

The following table presents changes in the restructuring liabilities (in millions):

	Six Months Ended June 30, 2024
	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Total
Liability as of December 31, 2023	$30.0	$0.4	$3.2	$33.6
Charges	3.2	2.1	0.4	5.7
Cash payments	(24.6)	—	(3.6)	(28.2)
Non-cash items	(0.2)	(2.3)	—	(2.5)
Liability as of June 30, 2024	$8.4	$0.2	$—	$8.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	June 30, 2024	December 31, 2023
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(8.7)	(9.6)
Hedge accounting fair value adjustments(*)			(84.1)	(73.6)
Total			$1,607.2	$1,616.8
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

As of June 30, 2024, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company maintains an unsecured revolving credit facility that was entered into in June 2023, with an aggregate lending commitment of $500.0 million and an option to increase the facility by up to an additional $200.0 million for a period of five years with two one-year extension options. As of June 30, 2024, there were no amounts outstanding, and the Company was in compliance with all covenants in the credit agreement.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends:
Per share	$0.22	$0.22	$0.44	$0.44
Amount	$71.5	$69.9	$142.9	$140.5

Repurchased under the 2018 Stock Repurchase Program:
Shares	—	4.1	—	8.6
Average price per share	$—	$29.23	$—	$30.26
Amount	$—	$120.0	$—	$260.0

Cash Dividends on Shares of Common Stock

During the three and six months ended June 30, 2024, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $71.5 million and $142.9 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to June 30, 2024.

Stock Repurchase Activities

As of June 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with its entry into the Merger Agreement, the Company is required to suspend its stock repurchase program and did not repurchase its common stock during the three and six months ended June 30, 2024.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the six months ended June 30, 2024 and June 30, 2023, repurchases associated with tax withholdings were $14.6 million and $11.4 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the six months ended June 30, 2024 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2023	$28.9	$102.3	$(82.1)	$49.1
Other comprehensive loss before reclassifications	(28.4)	(9.0)	(6.0)	(43.4)
Amount reclassified from accumulated other comprehensive income	(0.2)	3.5	—	3.3
Other comprehensive loss, net	(28.6)	(5.5)	(6.0)	(40.1)
Balance as of June 30, 2024	$0.3	$96.8	$(88.1)	$9.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In June 2024, the Company's stockholders approved an additional 7.0 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan and an additional 3.0 million shares of common stock for issuance under the Company's ESPP. As of June 30, 2024, 7.2 million and 5.3 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards ("RSAs"), and PSAs.

After signing the Merger Agreement, the Company has suspended the following aspects of the Company's ESPP: (1) commencing a new offering period, (2) permitting new participants, and (3) any increase in the amount of payroll deductions.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the six months ended June 30, 2024 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	20.2	$28.10
Granted(*)	3.4	35.00
Vested	(3.9)	26.44
Cancelled	(1.5)	27.28
Balance as of June 30, 2024	18.2	$29.83	1.0	$662.3
________________________________
(*)    Includes 1.6 million service-based and 1.8 million performance-based awards. The number of shares subject to performance-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues - Product	$1.4	$1.7	$3.2	$3.4
Cost of revenues - Service	4.9	4.7	10.4	9.4
Research and development	26.4	26.1	64.9	51.8
Sales and marketing	18.7	19.4	42.8	38.0
General and administrative	9.9	10.1	19.9	20.3
Total	$61.3	$62.0	$141.2	$122.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$0.3	$0.6	$0.6	$1.4
RSUs, RSAs, and PSAs	56.2	54.9	129.1	107.9
ESPP purchase rights	4.8	6.5	11.5	13.6
Total	$61.3	$62.0	$141.2	$122.9

As of June 30, 2024, the total unrecognized compensation cost related to unvested share-based awards was $314.3 million to be recognized over a weighted-average period of 1.72 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer Solutions(*):
Wide Area Networking	$340.8	$474.6	$691.2	$949.1
Data Center	168.7	200.3	331.8	393.9
Campus and Branch	279.9	371.1	520.4	688.1
Hardware Maintenance and Professional Services	400.2	384.1	795.1	770.8
Total	$1,189.6	$1,430.1	$2,338.5	$2,801.9
________________
(*) Effective as of the first quarter of 2024, our customer solution revenue categories include the following name changes, and historical revenue by customer solution was not impacted by the name change: 1) Automated WAN Solutions changed to Wide Area Networking, 2) Cloud-Ready Data Center changed to Data Center, and 3) AI-Driven Enterprise changed to Campus and Branch.

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cloud	$267.9	$311.0	$517.9	$575.9
Service Provider	367.1	473.6	749.0	1,023.5
Enterprise	554.6	645.5	1,071.6	1,202.5
Total	$1,189.6	$1,430.1	$2,338.5	$2,801.9

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas:
United States	$654.7	$776.3	$1,264.1	$1,509.9
Other	59.3	72.3	115.4	137.2
Total Americas	714.0	848.6	1,379.5	1,647.1
Europe, Middle East, and Africa	296.4	354.6	607.5	724.5
Asia Pacific	179.2	226.9	351.5	430.3
Total	$1,189.6	$1,430.1	$2,338.5	$2,801.9

For the three and six months ended June 30, 2024 and June 30, 2023, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$47.0	$41.5	$20.6	$148.6
Income tax provision (benefit)	$10.8	$15.0	$(16.9)	$34.6
Effective tax rate	23.0%	36.2%	(82.0)%	23.3%

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

The Company’s effective tax rate for the six months ended June 30, 2024 includes $19.0 million of one-time benefits from tax settlements related to the geographic mix of earnings.

The Company’s effective tax rate for the six months ended June 30, 2023 increased primarily due to tax expense on adjustments for certain privately-held investments.

As of June 30, 2024, deferred tax assets increased $72.7 million to $713.6 million from $640.9 million at December 31, 2023. Deferred income taxes are classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets.

As of June 30, 2024, the total amount of gross unrecognized tax benefits was $113.0 million. Primarily due to the completion of tax review cycles, the amount decreased by $19.8 million compared to $132.8 million at December 31, 2023.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $0.4 million within the next 12 months and $51.0 million within the next 18 months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$34.1	$24.4	$33.3	$109.8
Denominator:
Weighted-average shares used to compute basic net income per share	325.1	319.3	323.8	320.8
Dilutive effect of employee stock awards	7.6	6.7	8.3	6.8
Weighted-average shares used to compute diluted net income per share	332.7	326.0	332.1	327.6
Net income per share:
Basic	$0.10	$0.08	$0.10	$0.34
Diluted	$0.10	$0.07	$0.10	$0.34

Anti-dilutive shares	0.3	3.9	0.1	3.8

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,051.2 million as of June 30, 2024.

HPE Merger Contingencies

In connection with the pending Merger, the Company expects to incur additional liabilities of approximately $151.8 million that are subject to the consummation of the Merger. These contingent liabilities include financial advisory fees and certain retention bonuses.

Legal Proceedings

In the ordinary course of business, the Company is subject to various pending and potential investigations, disputes, litigation, and legal proceedings. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both (a) probable and (b) the amount or range of any possible loss is reasonably estimable. The Company intends to aggressively defend itself in any legal matters, and while the outcome of any pending matters is not currently determinable, the Company believes that none of its currently existing claims or proceedings are likely, individually or in the aggregate, to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or any other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of these events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation of $102.1 million is to be paid within the next 12 months and is included within short-term income taxes payable as of June 30, 2024. Short-term income taxes payable are classified as other accrued liabilities in the Company's Condensed Consolidated Balance Sheets.

As of June 30, 2024, the Company also had $74.7 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On July 25, 2024, the Company announced a cash dividend of $0.22 per share of common stock to be paid on September 23, 2024 to stockholders of record as of the close of business on September 2, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. These forward-looking statements include, but are not limited to, statements concerning our proposed acquisition by Hewlett Packard Enterprise Company (“HPE”) pursuant to an Agreement and Plan of Merger, dated as of January 9, 2024 (the “Merger Agreement”), by and among Juniper, HPE, and Jasmine Acquisition Sub, Inc., a wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE, including our expectations regarding the timing and completion of the proposed acquisition as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the proposed acquisition. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current worldwide economic uncertainty, inflation, monetary policy shifts, and other disruptions due to geopolitical conditions and global health emergencies, continuing supply chain challenges, and our ability to successfully manage the associated demand, supply, and operational impacts, such as excess inventory, as well as our expectations regarding backlog, customer and product mix, changes in overall technology spending by our customers, the timing of orders and their fulfillment, business and economic conditions in the networking industry, our overall future prospects, and the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement, including related disclosures, or the transactions contemplated thereby. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

•Data Center includes our QFX switching product line and Juniper Apstra, along with our high-end security portfolio of SRX, targeting data center security for service provider, cloud, and enterprise.

•Wide Area Networking includes our MX and PTX routing product lines, and the ACX routing product line targeting the Metro market. It also includes Paragon Active Assurance, formerly known as Netrounds, which is now part of Paragon Automation, our WAN Automation suite.

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

HPE Merger Agreement

On January 9, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Jasmine Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $40.00 in cash, without interest and subject to applicable withholding taxes.

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

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by January 9, 2025, as may be automatically extended pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, HPE is required to pay us a termination fee equal to $815.0 million.

1 Effective as of the first quarter of 2024, our customer solution revenue categories include the following name changes, and historical revenue by customer solution was not impacted by the name change: 1) Automated WAN Solutions changed to Wide Area Networking, 2) Cloud-Ready Data Center changed to Data Center, and 3) AI-Driven Enterprise changed to Campus and Branch.

In connection with the pending Merger, we expect to incur additional liabilities of approximately $151.8 million consisting of financial advisory fees and certain retention bonuses, that are contingent on the consummation of the Merger.

See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion about the risks related to the Merger.

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, and turmoil in the geopolitical environment, including the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and Middle East conflicts, including the Israel-Hamas war, tensions in the Red Sea in connection with the attacks by the Houthis to disrupt shipments, and military actions in response to these disruptions. Our overall performance depends in part on global economic conditions, as well as other disruptions and the impacts of such conditions on our customers.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, certain customers placed advanced product orders in an effort to secure supply and as a result, we experienced elongated sales cycles. In 2024, we have experienced some improvements in sales cycles and expect to see continued improvements in our Cloud vertical. We also expect to see improved sales cycles in our Service Provider vertical in the second half of 2024.

In prior years, we purchased additional inventory to meet customer demands and to mitigate supply constraints. As customers adopted a more conservative approach to spending, our mitigating actions resulted in increased inventory levels, and we increased inventory obsolescence charges in 2023. We expect inventory levels and excess and obsolescence charges to decline during the second half of 2024.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenues	$1,189.6	$1,430.1	$(240.5)	(17)%	$2,338.5	$2,801.9	$(463.4)	(17)%
Gross margin	$688.5	$813.1	$(124.6)	(15)%	$1,369.4	$1,584.3	$(214.9)	(14)%
Percentage of net revenues	57.9%	56.9%			58.6%	56.5%
Operating income	$45.0	$141.1	$(96.1)	(68)%	$30.8	$256.8	$(226.0)	(88)%
Percentage of net revenues	3.8%	9.9%			1.3%	9.2%
Net income	$34.1	$24.4	$9.7	40%	$33.3	$109.8	$(76.5)	(70)%
Percentage of net revenues	2.9%	1.7%			1.4%	3.9%
Net income per share:
Basic	$0.10	$0.08	$0.02	25%	$0.10	$0.34	$(0.24)	(71)%
Diluted	$0.10	$0.07	$0.03	43%	$0.10	$0.34	$(0.24)	(71)%

Operating cash flows					$316.1	$534.5	$(218.4)	(41)%
Stock repurchase plan activity	$—	$120.0	$(120.0)	(100)%	$—	$260.0	$(260.0)	(100)%
Cash dividends declared per common stock	$0.22	$0.22	$—	—%	$0.44	$0.44	$—	—%
DSO	66	57	9	16%

					As of
					June 30, 2024	December 31, 2023	$ Change	% Change
Deferred revenue:
Deferred product revenue					$84.6	$92.1	$(7.5)	(8)%
Deferred service revenue					2,003.8	1,932.8	71.0	4%
Total					$2,088.4	$2,024.9	$63.5	3%

Deferred revenue from customer solutions(*)					$913.9	$843.4	$70.5	8%
Deferred revenue from hardware maintenance and professional services					1,174.5	1,181.5	(7.0)	(1)%
Total					$2,088.4	$2,024.9	$63.5	3%
______________________
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Campus and Branch, Data Center, and Wide Area Networking customer solution categories.

•Net Revenues: Product net revenues decreased during the three and six months ended June 30, 2024, compared to the same periods in 2023, across all customer solutions, verticals, and geographies, mainly due to lower sales volume. Service net revenues increased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily driven by strong sales of software support and hardware support contracts and SaaS.

Of our top ten customers for the second quarter of 2024, six were in Cloud, two were in Service Provider, and two were in Enterprise. Of these customers, none were located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to higher service revenue mix, improved services margin, and lower inventory-related expenses partially offset by unfavorable product mix and lower revenue.

•Operating Margin: Operating income as a percentage of net revenues decreased primarily due to merger-related charges incurred in connection with our pending acquisition by HPE, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to lower customer collections and resumption of normal timing of cash tax payments post-expiration of IRS relief for the California floods in October 2023, partially offset by lower supplier payments.

•Capital Return: We continue to return capital to our stockholders. During the three and six months ended June 30, 2024, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $71.5 million and $142.9 million, respectively.

•Annual Recurring Revenue ("ARR"): ARR represents annual recurring revenue from renewable contracts with customers for software licenses, software support and maintenance, and SaaS expected to be recognized over an annual period of time. ARR includes the implied annualized billing value of contracts that are active as of the end of the periods presented. ARR excludes (i) software licenses recognized as revenue at a point in time and (ii) revenue included in bundled hardware maintenance stock-keeping units that is allocable to software-related maintenance. As of June 30, 2024, ARR was $424.0 million, compared to $318.5 million as of June 30, 2023, and the increase was primarily driven by strong sales of SaaS subscriptions.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to invoicing, which occurred later in the quarter.

•Deferred Revenue: Total deferred revenue increased as of June 30, 2024, compared to December 31, 2023, primarily driven by the timing of contract renewals and an increase in deferrals of SaaS subscriptions and software and related services.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Customer Solutions:
Wide Area Networking	$340.8	$474.6	$(133.8)	(28)%	$691.2	$949.1	$(257.9)	(27)%
Percentage of net revenues	28.6%	33.2%			29.6%	33.9%
Data Center	168.7	200.3	(31.6)	(16)%	331.8	393.9	(62.1)	(16)%
Percentage of net revenues	14.2%	14.0%			14.2%	14.1%
Campus and Branch	279.9	371.1	(91.2)	(25)%	520.4	688.1	(167.7)	(24)%
Percentage of net revenues	23.5%	25.9%			22.3%	24.6%
Hardware Maintenance and Professional Services	400.2	384.1	16.1	4%	795.1	770.8	24.3	3%
Percentage of net revenues	33.7%	26.9%			33.9%	27.4%
Total net revenues	$1,189.6	$1,430.1	$(240.5)	(17)%	$2,338.5	$2,801.9	$(463.4)	(17)%

Cloud	$267.9	$311.0	$(43.1)	(14)%	$517.9	$575.9	$(58.0)	(10)%
Percentage of net revenues	22.5%	21.8%			22.2%	20.6%
Service Provider	367.1	473.6	(106.5)	(22)%	749.0	1,023.5	(274.5)	(27)%
Percentage of net revenues	30.9%	33.1%			32.0%	36.5%
Enterprise	554.6	645.5	(90.9)	(14)%	1,071.6	1,202.5	(130.9)	(11)%
Percentage of net revenues	46.6%	45.1%			45.8%	42.9%
Total net revenues	$1,189.6	$1,430.1	$(240.5)	(17)%	$2,338.5	$2,801.9	$(463.4)	(17)%

Americas:
United States	$654.7	$776.3	$(121.6)	(16)%	$1,264.1	$1,509.9	$(245.8)	(16)%
Other	59.3	72.3	(13.0)	(18)%	115.4	137.2	(21.8)	(16)%
Total Americas	714.0	848.6	(134.6)	(16)%	1,379.5	1,647.1	(267.6)	(16)%
Percentage of net revenues	60.0%	59.3%			59.0%	58.8%
EMEA	296.4	354.6	(58.2)	(16)%	607.5	724.5	(117.0)	(16)%
Percentage of net revenues	24.9%	24.8%			26.0%	25.9%
APAC	179.2	226.9	(47.7)	(21)%	351.5	430.3	(78.8)	(18)%
Percentage of net revenues	15.1%	15.9%			15.0%	15.3%
Total net revenues	$1,189.6	$1,430.1	$(240.5)	(17)%	$2,338.5	$2,801.9	$(463.4)	(17)%

Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

Total net revenues decreased primarily due to decreases in all customer solutions, which were mainly driven by lower sales volume, partially offset by an increase in Hardware Maintenance and Professional Services.

The Wide Area Networking revenue and Campus and Branch revenue decreased across all verticals.

The Data Center revenue decreased primarily due to a decline in Service Provider and Enterprise, partially offset by a growth in Cloud.

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Total net revenues decreased primarily due to decreases in all customer solutions, which were mainly driven by lower sales volume, partially offset by an increase in Hardware Maintenance and Professional Services.

The Wide Area Networking revenue and Campus and Branch revenue decreased across all verticals.

The Data Center revenue decreased primarily due to a decline in Service Provider and Enterprise, partially offset by a growth in Cloud.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Software and Related Services	$301.9	$318.3	$(16.4)	(5)%	$607.7	$550.5	$57.2	10%
Percentage of net revenues	25.4%	22.3%			26.0%	19.6%
Total Security	$128.6	$167.6	$(39.0)	(23)%	$254.6	$349.2	$(94.6)	(27)%
Percentage of net revenues	10.8%	11.7%			10.9%	12.5%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product gross margin	$325.0	$492.5	$(167.5)	(34)%	$653.0	$950.2	$(297.2)	(31)%
Percentage of product revenues	47.7%	51.1%			49.0%	50.7%
Service gross margin	363.5	320.6	42.9	13%	716.4	634.1	82.3	13%
Percentage of service revenues	71.5%	68.7%			71.3%	68.5%
Total gross margin	$688.5	$813.1	$(124.6)	(15)%	$1,369.4	$1,584.3	$(214.9)	(14)%
Percentage of net revenues	57.9%	56.9%			58.6%	56.5%

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

Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to unfavorable revenue mix, partially offset by lower inventory-related expenses. We continue to undertake specific efforts to address certain factors impacting our product gross margin. These efforts include performance and quality improvements through engineering to increase value across our products; optimizing our supply chain and service business; pricing management; and increasing software and solution sales.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue, including a 4% increase in maintenance revenue, 56% increase in SaaS revenue, 66% increase in professional services revenue, and ongoing productivity improvements.

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to unfavorable revenue mix and lower revenue, partially offset by lower inventory-related expenses.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue, a 5% increase in maintenance revenue, 54% increase in SaaS revenue, 29% increase in professional services revenue, and ongoing productivity improvements.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$274.6	$282.0	$(7.4)	(3)%	$571.2	$566.8	$4.4	1%
Percentage of net revenues	23.1%	19.7%			24.4%	20.2%
Sales and marketing	297.4	308.3	(10.9)	(4)%	602.8	611.5	(8.7)	(1)%
Percentage of net revenues	25.0%	21.5%			25.8%	21.8%
General and administrative	60.8	65.2	(4.4)	(7)%	121.5	133.2	(11.7)	(9)%
Percentage of net revenues	5.1%	4.6%			5.2%	4.8%
Restructuring charges	1.6	16.5	(14.9)	(90)%	5.7	16.0	(10.3)	(64)%
Percentage of net revenues	0.1%	1.2%			0.2%	0.6%
Merger-related charges	9.1	—	9.1	N/M	37.4	—	37.4	N/M
Percentage of net revenues	0.8%	—%			1.6%	—%
Total operating expenses	$643.5	$672.0	$(28.5)	(4)%	$1,338.6	$1,327.5	$11.1	1%
Percentage of net revenues	54.1%	47.0%			57.2%	47.4%
______________________
N/M - Not meaningful

Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023
Total operating expenses decreased primarily due to lower headcount-related costs and lower restructuring charges.

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023
Total operating expenses increased primarily due to merger-related charges, including professional services and financial advisory fees incurred directly in connection with the pending Merger, partially offset by lower restructuring charges, a decrease in personnel-related costs, and a reduction in legal and other professional services.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gain (loss) on privately-held investments, net	$0.7	$(92.2)	$92.9	N/M	$(13.6)	$(92.0)	$78.4	(85)%
Percentage of net revenues	0.1%	(6.4)%			(0.6)%	(3.3)%
______________________
N/M - Not meaningful

During the three months ended June 30, 2024, the Company did not record any material allowance for credit loss. During the six months ended June 30, 2024, the Company recognized an allowance for credit loss reserve on debt and redeemable preferred stock investments and note receivables relating to its privately-held investees. The credit loss represents the difference between the estimated fair value or the amount expected to be collected and the amortized cost related to credit factors.

Other Income (Expense), Net

The following table presents other income (expense), net (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$16.7	$11.7	$5.0	43%	$33.6	$21.2	$12.4	58%
Interest expense	(20.5)	(19.7)	(0.8)	4%	(41.0)	(38.9)	(2.1)	5%
Gain on other investments, net (1)	4.6	1.2	3.4	N/M	8.0	1.9	6.1	N/M
Other	0.5	(0.6)	1.1	N/M	2.8	(0.4)	3.2	N/M
Total other income (expense), net	$1.3	$(7.4)	$8.7	N/M	$3.4	$(16.2)	$19.6	N/M
Percentage of net revenues	0.1%	(0.5)%			0.1%	(0.6)%
______________________
N/M - Not meaningful

(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Total other income (expense), net, increased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher interest income, net gains on investments and higher foreign currency gains, partially offset by higher interest expense.

Income Tax Provision (Benefit)

The following table presents income tax provision (benefit) (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax provision (benefit)	$10.8	$15.0	$(4.2)	(28)%	$(16.9)	$34.6	$(51.5)	(149)%
Effective tax rate	23.0%	36.2%			(82.0)%	23.3%

The effective tax rate decreased during the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

Through June 30, 2024, European Union members and several other countries either initiated legislation to adopt or enacted global minimum tax provisions, which were effective for Juniper beginning January 1, 2024. We do not expect to incur significant global minimum taxes in 2024.

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

Revolving Credit Facility

In June 2023, we entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. Under the terms of the Merger Agreement, the Company has agreed to limit its borrowing to $40 million and is required to terminate the Revolving Credit Facility upon the closing of the Merger. As of June 30, 2024, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of June 30, 2024, we had purchase commitments of $1,051.2 million, with $772.5 million payable within 12 months.

Tax Payments

During the six months ended June 30, 2024, we made tax payments of approximately $188.4 million. In 2024, we may incur up to $130 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Capital Return

We have a capital return program authorized by the Board of Directors (the "Board"). As of June 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the six months ended June 30, 2024.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to June 30, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•the inability to attract and retain personnel (including as a result of solicitation by our competitors or others), and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

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

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed; and

•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, resellers, distributors, manufacturers, service providers, investors, lenders, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger.

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

Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed. Before the Merger may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., the European Union, and numerous other jurisdictions. In addition, the Merger may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities.

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

Our backlog may not be an accurate indicator of our level and timing of future revenues. Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew significantly in 2021 and 2022 and remained elevated throughout 2023. If we are not able to respond to macroeconomic events and manage the impact of these and other events effectively, or if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could be adversely affected.

We derive a material portion of our revenues from a limited number of our customers. A material portion of our net revenues, across each customer vertical, depends on sales to a limited number of customers. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce, or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected. In addition, major customers may also seek more favorable pricing, payment, intellectual property related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue, and gross margins.

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

Issues in the development and use of AI may result in reputational harm or liability. We incorporate AI capabilities into certain product and service offerings and internal operations, and this technology is a significant element of our business and certain of our partners’ businesses. As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption, and use, and therefore our business.

Certain of our offerings rely on AI to enhance their operation and effectiveness. The development, maintenance, and operation of AI is expensive and complex, and may involve unforeseen difficulties, including material performance problems, flawed algorithms, undetected defects, inaccuracies in AI-generated results, or errors. Deficiencies or other failures of our offerings' AI capabilities could subject us to competitive harm, regulatory action, penalties, legal liability, or brand or reputational harm. Additionally, leveraging AI capabilities to improve internal functions and operations presents further risks, costs, and challenges, including those related to implementing and maintaining AI tools licensed from third-party vendors. The datasets or AI training algorithms used in these tools may be insufficient or contain biased information, or may experience drift from their intended purpose over time, and we may be unsuccessful in identifying or resolving ethical, privacy, or other legal issues presented by their use. The use of AI to support business operations may also carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal data or confidential, proprietary or sensitive information.

We may also be exposed to these and other risks through the increased use of AI by our manufacturers, suppliers, and other business partners. Reliance on AI by these third parties could introduce operational vulnerabilities, disrupt our supply chain management, increase cybersecurity risks, and impact our relationships with customers, partners, and suppliers.

AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or data privacy and security regulations, and effective legal protections for software source code created with the assistance of AI. While laws and regulations applicable to AI are emerging and evolving, including in the U.S., from a statewide and federal perspective, as well as global AI regulations, including the Artificial Intelligence Act ("AI Act") that was enacted by the EU in March 2024 and will be effective in August 2024, what these legal frameworks will look like remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings and operations.

If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements, or business strategies to meet those requirements or opportunities in a timely manner or at all, or fail to effectively protect our intellectual property rights in AI-generated source codes, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, any such products, enhancements, or business strategies may not achieve market acceptance.

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

•Both U.S. federal and state, and non-U.S. governments have passed AI regulations and provided guidance or are considering laws and regulations governing AI and machine learning tools that leverage commercial and consumer data, such as the AI Act. These laws may impact some of our products and services, internal business processes and applications, and procurement of vendor solutions. This may increase our liability risks and cause us to incur additional costs and expenses in order to comply.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of June 30, 2024, our goodwill was $3,734.4 million, and our purchased intangible assets were $63.8 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

There are risks associated with our outstanding and future indebtedness. As of June 30, 2024, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year

$500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

As of June 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended June 30, 2024. See Note 8, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	6/5/2024
10.2	Amended and Restated Juniper Networks, Inc. 2008 Employee Stock Purchase Plan+	8-K	10.2	001-34501	6/5/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

July 26, 2024	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)