Form 10-Q
period 2024-09-30
JUNIPER NETWORKS INC
filed 2024-10-31
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 331,089,057 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 29, 2024.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Product	$816.7	$898.1	$2,149.8	$2,773.9
Service	514.3	499.7	1,519.7	1,425.8
Total net revenues	1,331.0	1,397.8	3,669.5	4,199.7
Cost of revenues:
Product	409.3	445.6	1,089.4	1,371.2
Service	148.3	141.8	437.3	433.8
Total cost of revenues	557.6	587.4	1,526.7	1,805.0
Gross margin	773.4	810.4	2,142.8	2,394.7
Operating expenses:
Research and development	290.6	288.5	861.8	855.3
Sales and marketing	308.2	311.5	911.0	923.0
General and administrative	62.1	60.3	183.6	193.5
Restructuring charges	4.8	62.5	10.5	78.5
Merger-related charges (1)	13.6	—	51.0	—
Total operating expenses	679.3	722.8	2,017.9	2,050.3
Operating income	94.1	87.6	124.9	344.4
Gain (loss) on privately-held investments, net	0.5	—	(13.1)	(92.0)
Other income (expense), net	2.3	(4.8)	5.7	(21.0)
Income before income taxes and loss from equity method investment	96.9	82.8	117.5	231.4
Income tax provision (benefit)	2.1	5.0	(14.8)	39.6
Loss from equity method investment, net of tax	2.2	1.7	6.4	5.9
Net income	$92.6	$76.1	$125.9	$185.9

Net income per share:
Basic	$0.28	$0.24	$0.39	$0.58
Diluted	$0.28	$0.24	$0.38	$0.57
Weighted-average shares used to compute net income per share:
Basic	329.4	319.3	325.7	320.3
Diluted	335.9	323.8	333.4	326.3
__________________
(1) Represents charges incurred directly in connection with the pending merger with HPE (as defined below). See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further information.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$92.6	$76.1	$125.9	$185.9
Other comprehensive income (loss), net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	3.1	1.2	(25.3)	4.9
Net realized gains reclassified into net income	(0.1)	—	(0.3)	—
Net change on available-for-sale debt securities	3.0	1.2	(25.6)	4.9
Cash flow hedges:
Change in net unrealized gains and losses	12.2	(7.7)	3.2	(0.6)
Net realized losses reclassified into net income	1.8	6.0	5.3	20.4
Net change on cash flow hedges	14.0	(1.7)	8.5	19.8
Change in foreign currency translation adjustments	5.8	(8.5)	(0.2)	(6.8)
Other comprehensive income (loss), net	22.8	(9.0)	(17.3)	17.9
Comprehensive income	$115.4	$67.1	$108.6	$203.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,065.0	$1,068.1
Short-term investments	166.7	139.4
Accounts receivable, net of allowances	958.1	1,044.1
Inventory	872.5	952.4
Prepaid expenses and other current assets	463.2	591.5
Total current assets	3,525.5	3,795.5
Property and equipment, net	684.9	689.9
Operating lease assets	148.5	111.4
Long-term investments	331.2	116.8
Purchased intangible assets, net	53.1	91.8
Goodwill	3,734.4	3,734.4
Other long-term assets	1,118.0	978.7
Total assets	$9,595.6	$9,518.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258.0	$295.1
Accrued compensation	314.4	292.2
Deferred revenue	1,118.1	1,130.0
Other accrued liabilities	357.6	386.7
Total current liabilities	2,048.1	2,104.0
Long-term debt	1,632.6	1,616.8
Long-term deferred revenue	950.2	894.9
Long-term income taxes payable	81.1	204.5
Long-term operating lease liabilities	124.0	82.9
Other long-term liabilities	116.9	122.7
Total liabilities	4,952.9	5,025.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 330.9 shares and 320.3 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,791.6	6,740.0
Accumulated other comprehensive income	31.8	49.1
Accumulated deficit	(2,180.7)	(2,296.4)
Total stockholders' equity	4,642.7	4,492.7
Total liabilities and stockholders' equity	$9,595.6	$9,518.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$125.9	$185.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	211.4	197.6
Depreciation, amortization, and accretion	119.6	147.4
Deferred income taxes	(147.6)	(154.5)
Provision for inventory excess and obsolescence (1)	26.3	100.5
Operating lease assets expense	32.3	30.5
Loss on privately-held investments, net	13.1	92.0
Loss from equity method investment	6.4	5.9
Impairment of assets	5.2	26.1
Other	(7.3)	(2.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	86.4	289.7
Inventory (1)	34.8	(472.6)
Prepaid expenses and other assets	130.2	193.3
Accounts payable	(31.2)	(21.9)
Accrued compensation	22.5	(82.5)
Income taxes payable	(97.6)	135.7
Other accrued liabilities (1)	(65.6)	16.4
Deferred revenue	43.5	176.5
Net cash provided by operating activities	508.3	863.7
Cash flows from investing activities:
Purchases of property and equipment	(88.3)	(124.0)
Purchases of available-for-sale debt securities	(471.3)	(28.1)
Proceeds from sales of available-for-sale debt securities	36.7	28.2
Proceeds from maturities and redemptions of available-for-sale debt securities	182.3	175.1
Purchases of equity securities	(7.1)	(5.5)
Proceeds from sales of equity securities	5.5	11.0
Funding of loan receivable	—	(7.7)
Other	—	1.8
Net cash (used in) provided by investing activities	(342.2)	50.8
Cash flows from financing activities:
Repurchase and retirement of common stock	(15.2)	(396.8)
Proceeds from issuance of common stock	60.5	61.7
Payment of dividends	(215.6)	(210.5)
Payment of debt issuance costs	—	(1.3)
Other	1.4	—
Net cash used in financing activities	(168.9)	(546.9)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1.1)	(4.1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3.9)	363.5
Cash, cash equivalents, and restricted cash at beginning of period	1,084.3	897.7
Cash, cash equivalents, and restricted cash at end of period	$1,080.4	$1,261.2
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2024	325.3	$6,765.9	$9.0	$(2,272.9)	$4,502.0
Net income	—	—	—	92.6	92.6
Other comprehensive income, net	—	—	22.8	—	22.8
Issuance of common stock	5.6	28.4	—	—	28.4
Repurchase and retirement of common stock	—	(0.2)		(0.4)	(0.6)
Share-based compensation expense	—	70.2	—	—	70.2
Payments of cash dividends ($0.22 per share of common stock)	—	(72.7)	—	—	(72.7)
Balance at September 30, 2024	330.9	$6,791.6	$31.8	$(2,180.7)	$4,642.7

	Three Months Ended September 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at June 30, 2023	317.8	$6,749.7	$31.1	$(2,425.9)	$4,354.9
Net income	—	—	—	76.1	76.1
Other comprehensive loss, net	—	—	(9.0)	—	(9.0)
Issuance of common stock	5.5	30.1	—	—	30.1
Repurchase and retirement of common stock	(4.5)	(55.5)	—	(70.0)	(125.5)
Share-based compensation expense	—	74.6	—	—	74.6
Payments of cash dividends ($0.22 per share of common stock)	—	(70.0)	—	—	(70.0)
Balance at September 30, 2023	318.8	$6,728.9	$22.1	$(2,419.8)	$4,331.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2023	320.3	$6,740.0	$49.1	$(2,296.4)	$4,492.7
Net income	—	—	—	125.9	125.9
Other comprehensive loss, net	—	—	(17.3)	—	(17.3)
Issuance of common stock	11.0	60.5	—	—	60.5
Repurchase and retirement of common stock	(0.4)	(5.0)	—	(10.2)	(15.2)
Share-based compensation expense	—	211.7	—	—	211.7
Payments of cash dividends ($0.66 per share of common stock)	—	(215.6)	—	—	(215.6)
Balance at September 30, 2024	330.9	$6,791.6	$31.8	$(2,180.7)	$4,642.7

	Nine Months Ended September 30, 2023
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2022	322.9	$6,846.4	$4.2	$(2,375.5)	$4,475.1
Net income	—	—	—	185.9	185.9
Other comprehensive income, net	—	—	17.9	—	17.9
Issuance of common stock	9.3	61.7	—	—	61.7
Repurchase and retirement of common stock	(13.4)	(166.6)	—	(230.2)	(396.8)
Share-based compensation expense	—	197.9	—	—	197.9
Payments of cash dividends ($0.66 per share of common stock)	—	(210.5)	—	—	(210.5)
Balance at September 30, 2023	318.8	$6,728.9	$22.1	$(2,419.8)	$4,331.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

In connection with the pending Merger, the Company incurred $13.6 million and $51.0 million of expenses for the three and nine months ended September 30, 2024, respectively, including professional services, financial advisory fees, and certain retention costs, all of which were recorded within “Merger-related charges” in the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of September 30, 2024 and December 31, 2023 (in millions):

	As of September 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$108.1	$0.9	$(0.2)	$108.8	$38.2	$0.2	$(0.4)	$38.0
Corporate debt securities	274.3	2.2	(0.1)	276.4	160.2	0.7	(1.3)	159.6
Certificates of deposit	4.0	—	—	4.0	3.0	—	—	3.0
Commercial paper	66.6	—	—	66.6	41.1	—	—	41.1
Foreign government debt securities	—	—	—	—	5.3	—	(0.2)	5.1
Time deposits	226.8	—	—	226.8	273.6	—	—	273.6
U.S. government agency securities	—	—	—	—	4.0	—	—	4.0
U.S. government securities	84.6	0.5	—	85.1	54.8	0.1	—	54.9
Total fixed income securities	764.4	3.6	(0.3)	767.7	580.2	1.0	(1.9)	579.3
Privately-held debt and redeemable preferred stock securities	47.0	—	(15.4)	31.6	20.6	37.4	(8.3)	49.7
Total available-for-sale debt securities	$811.4	$3.6	$(15.7)	$799.3	$600.8	$38.4	$(10.2)	$629.0

Reported as:
Cash equivalents	$282.5	$—	$—	$282.5	$328.2	$—	$—	$328.2
Short-term investments	153.8	0.2	—	154.0	135.7	—	(1.4)	134.3
Long-term investments	328.1	3.4	(0.3)	331.2	116.3	1.0	(0.5)	116.8
Other long-term assets	47.0	—	(15.4)	31.6	20.6	37.4	(8.3)	49.7
Total	$811.4	$3.6	$(15.7)	$799.3	$600.8	$38.4	$(10.2)	$629.0

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$436.3	$436.5
Due between one and five years	328.1	331.2
Total	$764.4	$767.7

As of September 30, 2024, the Company's unrealized loss of $0.3 million resulted from 47 fixed income available-for-sale debt securities, of which losses aggregating $0.1 million were from investments in an unrealized loss position for less than 12

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
months, and $0.2 million were from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

During the three months ended September 30, 2024, the Company did not record any material allowance for credit loss. During the nine months ended September 30, 2024, the Company recorded an allowance for credit loss of $7.1 million on privately-held debt and redeemable preferred stock investments. The credit loss represents the difference between the estimated fair value and the cost of the investment related to the credit factors. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and an evaluation of the investee's financial condition in relation to its outstanding obligations. As of September 30, 2024 and December 31, 2023, the Company had an allowance for credit loss of $15.4 million and $8.3 million, respectively, on privately-held debt and redeemable preferred stock investments.

During the three and nine months ended September 30, 2024 and September 30, 2023, there were no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of September 30, 2024 and December 31, 2023 (in millions):

	As of
	September 30, 2024	December 31, 2023
Equity investments with readily determinable fair value:
Money market funds	$514.1	$337.5
Mutual funds	47.6	38.0
Publicly-traded equity securities	12.7	5.1
Equity investments without readily determinable fair value	50.8	45.8
Equity investment under the equity method of accounting	20.0	26.4
Total equity securities	$645.2	$452.8

Reported as:
Cash equivalents	$514.1	$337.5
Short-term investments	12.7	5.1
Prepaid expenses and other current assets	3.2	2.5
Other long-term assets	115.2	107.7
Total	$645.2	$452.8

For the three and nine months ended September 30, 2024 and September 30, 2023, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value except $89.9 million unrealized losses recognized for equity securities without readily determinable fair value in the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the loss recognized from the equity method investment was $2.2 million and $6.4 million, respectively. For the three and nine months ended September 30, 2023, the loss recognized from the equity method investment was $1.7 million and $5.9 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of September 30, 2024, the carrying value of restricted cash and investments was $63.1 million, of which $16.2 million was included in prepaid expenses and other current assets, and $46.9 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,065.0	$1,068.1
Restricted cash included in prepaid expenses and other current assets	13.0	13.8
Restricted cash included in other long-term assets	2.4	2.4
Total cash, cash equivalents, and restricted cash	$1,080.4	$1,084.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements at September 30, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$108.8	$—	$108.8	$—	$38.0	$—	$38.0
Certificates of deposit	—	4.0	—	4.0	—	3.0	—	3.0
Corporate debt securities	—	276.4	—	276.4	—	159.6	—	159.6
Commercial paper	—	66.6	—	66.6	—	41.1	—	41.1
Foreign government debt securities	—	—	—	—	—	5.1	—	5.1
Time deposits	—	226.8	—	226.8	—	273.6	—	273.6
U.S. government agency securities	—	—	—	—	—	4.0	—	4.0
U.S. government securities	51.9	33.2	—	85.1	20.0	34.9	—	54.9
Privately-held debt and redeemable preferred stock securities	—	—	31.6	31.6	—	—	49.7	49.7
Total available-for-sale debt securities	51.9	715.8	31.6	799.3	20.0	559.3	49.7	629.0
Equity securities:
Money market funds	514.1	—	—	514.1	337.5	—	—	337.5
Mutual funds	47.6	—	—	47.6	38.0	—	—	38.0
Publicly-traded equity securities	12.7	—	—	12.7	5.1	—	—	5.1
Total equity securities	574.4	—	—	574.4	380.6	—	—	380.6
Derivative assets:
Foreign exchange contracts	—	11.7	—	11.7	—	7.2	—	7.2
Total derivative assets	—	11.7	—	11.7	—	7.2	—	7.2
Total assets measured at fair value on a recurring basis	$626.3	$727.5	$31.6	$1,385.4	$400.6	$566.5	$49.7	$1,016.8
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(3.1)	$—	$(3.1)	$—	$(7.2)	$—	$(7.2)
Interest rate contracts	—	(59.1)	—	(59.1)	—	(73.6)	—	(73.6)
Total derivative liabilities	—	(62.2)	—	(62.2)	—	(80.8)	—	(80.8)
Total liabilities measured at fair value on a recurring basis	$—	$(62.2)	$—	$(62.2)	$—	$(80.8)	$—	$(80.8)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$514.1	$282.5	$—	$796.6	$337.5	$328.2	$—	$665.7
Short-term investments	20.9	145.8	—	166.7	12.8	126.6	—	139.4
Long-term investments	43.6	287.6	—	331.2	12.3	104.5	—	116.8
Prepaid expenses and other current assets	3.1	9.7	—	12.8	2.5	4.6	—	7.1
Other long-term assets	44.6	1.9	31.6	78.1	35.5	2.6	49.7	87.8
Total assets measured at fair value	$626.3	$727.5	$31.6	$1,385.4	$400.6	$566.5	$49.7	$1,016.8

Total liabilities, reported as:
Other accrued liabilities	$—	$(2.7)	$—	$(2.7)	$—	$(6.2)	$—	$(6.2)
Other long-term liabilities	—	(59.5)	—	(59.5)	—	(74.6)	—	(74.6)
Total liabilities measured at fair value on a recurring basis	$—	$(62.2)	$—	$(62.2)	$—	$(80.8)	$—	$(80.8)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three and nine months ended September 30, 2024, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. In January 2024, the Company invested in a convertible note of a privately-held company for a principal amount of $25.0 million with a maturity period of two years. During the three months ended September 30, 2024, the Company did not record any material allowance for credit loss. During nine months ended September 30, 2024, the Company recognized a credit loss of $7.1 million on a privately-held debt investment and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value, and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of September 30, 2024, downward adjustments for equity securities without readily determinable fair value in the aggregate were $89.9 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,621.9 million and $1,581.7 million, respectively, based on observable market inputs (Level 2).

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

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$539.8	$801.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	1,139.8	1,401.0

Non-designated derivatives	224.5	200.7
Total	$1,364.3	$1,601.7

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	September 30, 2024	December 31, 2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$9.3	$4.4
Foreign currency contracts	Other long-term assets	2.0	2.7
Total derivatives designated as hedging instruments		$11.3	$7.1
Derivatives not designated as hedging instruments	Other current assets	0.4	0.1
Total derivative assets		$11.7	$7.2
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$2.5	$6.0
Foreign currency contracts	Other long-term liabilities	0.4	1.0
Interest rate swap contracts	Other long-term liabilities	59.1	73.6
Total derivatives designated as hedging instruments		$62.0	$80.6
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$62.2	$80.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $11.0 million and $7.2 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of thirty-six months or less.

The Company enters into interest rate swap contracts, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes (“Notes”) to floating interest rates. In April 2021, the Company entered into these contracts for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the contracts entered in 2019 for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in March 2041. The interest rate swap contracts will expire within six years.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $12.0 million and $3.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2024, respectively. The Company recognized an unrealized loss of $5.5 million and an unrealized gain of $1.7 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three and nine months ended September 30, 2023, respectively.

For foreign currency contracts, the Company reclassified a loss of $1.7 million and $5.1 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024, respectively, and a loss of $6.0 million and $21.0 million for the comparable periods ended September 30, 2023, respectively. As of September 30, 2024, an estimated $6.8 million of unrealized net gain within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three and nine months ended September 30, 2024 and September 30, 2023.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	September 30, 2024	December 31, 2023
Production and service materials	$678.3	$719.0
Finished goods	265.9	299.0
Total inventory	$944.2	$1,018.0

Reported as:
Inventory	$872.5	$952.4
Other long-term assets (1)	71.7	65.6
Total inventory	$944.2	$1,018.0
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	September 30, 2024	December 31, 2023
Contract manufacturer deposits	$151.1	$316.4
Prepaid expenses	127.5	140.9
Other current assets	184.6	134.2
Total prepaid expenses and other current assets	$463.2	$591.5

During the three months ended September 30, 2024, the Company did not record any material allowance for credit loss. During the nine months ended September 30, 2024, the Company recorded an allowance for credit loss of $7.7 million on note receivables due from a privately-held investee. The credit loss represents the difference between the net amount expected to be collected and the amortized cost of the note receivable.

Warranties

Changes during the nine months ended September 30, 2024 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2023	$29.4
Provisions made during the period	31.0
Actual costs incurred during the period	(29.4)
Balance as of September 30, 2024	$31.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Deferred product revenue, net	$60.7	$92.1
Deferred service revenue, net	2,007.6	1,932.8
Total	$2,068.3	$2,024.9
Reported as:
Current	$1,118.1	$1,130.0
Long-term	950.2	894.9
Total	$2,068.3	$2,024.9

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $20.1 million and $60.2 million included in deferred revenue at January 1, 2024 were recognized during the three and nine months ended September 30, 2024, respectively. Service revenue of $229.8 million and $865.8 million included in deferred revenue at January 1, 2024 were recognized during the three and nine months ended September 30, 2024, respectively.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of September 30, 2024 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$61.2	$47.7	$11.7	$1.8
Service	2,019.8	1,078.5	726.7	214.6
Total	$2,081.0	$1,126.2	$738.4	$216.4
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred contract cost was $41.4 million as of September 30, 2024. For the three and nine months ended September 30, 2024, amortization expense associated with the deferred commissions was $28.6 million and $69.8 million, respectively, and there were no impairment charges recognized.

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$19.7	$14.1	$53.3	$35.3
Interest expense	(20.6)	(20.5)	(61.6)	(59.4)
Gain on other investments, net (1)	4.8	0.4	12.8	2.3
Other	(1.6)	1.2	1.2	0.8
Other income (expense), net	$2.3	$(4.8)	$5.7	$(21.0)
________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

During the third quarter of 2024, the Company initiated a restructuring plan designed to realign its workforce with the Company's strategic objectives, which resulted in $3.9 million in employee severance charges.

The following table presents changes in the restructuring liabilities (in millions):

	Nine Months Ended September 30, 2024
	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Total
Liability as of December 31, 2023	$30.0	$0.4	$3.2	$33.6
Charges	7.1	2.7	0.7	10.5
Cash payments	(30.7)	(0.1)	(3.9)	(34.7)
Non-cash items	(0.1)	(2.9)	—	(3.0)
Liability as of September 30, 2024	$6.3	$0.1	$—	$6.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	September 30, 2024	December 31, 2023
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(8.3)	(9.6)
Hedge accounting fair value adjustments(*)			(59.1)	(73.6)
Total			$1,632.6	$1,616.8
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

Interest on the Notes is payable in cash semiannually. The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. The indenture and the supplemental indentures (together, the “indentures”) that govern the Notes also contain various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

As of September 30, 2024, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company maintains an unsecured revolving credit facility that was entered into in June 2023, with an aggregate lending commitment of $500.0 million and an option to increase the facility by up to an additional $200.0 million for a period of five years with two one-year extension options. As of September 30, 2024, there were no amounts outstanding, and the Company was in compliance with all covenants in the credit agreement.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid and stock repurchases under the Company's stock repurchase program (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends:
Per share	$0.22	$0.22	$0.66	$0.66
Amount	$72.7	$70.0	$215.6	$210.5

Repurchased under the 2018 Stock Repurchase Program:
Shares	—	4.5	—	13.1
Average price per share	$—	$27.95	$—	$29.47
Amount	$—	$125.0	$—	$385.0

Cash Dividends on Shares of Common Stock

During the three and nine months ended September 30, 2024, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $72.7 million and $215.6 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2024.

Stock Repurchase Activities

As of September 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with its entry into the Merger Agreement, the Company is required to suspend its stock repurchase program and did not repurchase its common stock during the three and nine months ended September 30, 2024.

In addition to repurchases under the 2018 Stock Repurchase Program, the Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the nine months ended September 30, 2024 and September 30, 2023, repurchases associated with tax withholdings were $15.2 million and $11.9 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, for the nine months ended September 30, 2024 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2023	$28.9	$102.3	$(82.1)	$49.1
Other comprehensive (loss) income, net before reclassifications	(25.3)	3.2	(0.2)	(22.3)
Amount reclassified from accumulated other comprehensive income	(0.3)	5.3	—	5.0
Other comprehensive (loss) income, net	(25.6)	8.5	(0.2)	(17.3)
Balance as of September 30, 2024	$3.3	$110.8	$(82.3)	$31.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). The Company also maintains its 2008 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees. In June 2024, the Company's stockholders approved an additional 7.0 million shares of common stock for issuance under the Company's 2015 Equity Incentive Plan and an additional 3.0 million shares of common stock for issuance under the Company's ESPP. As of September 30, 2024, 2.3 million and 4.1 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan and the ESPP, respectively. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards (“RSAs”), and PSAs.

After signing the Merger Agreement, the Company has suspended the following aspects of the Company's ESPP: (1) commencing a new offering period, (2) permitting new participants, and (3) any increase in the amount of payroll deductions.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the nine months ended September 30, 2024 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	20.2	$28.10
Granted(*)	8.7	35.40
Vested	(8.4)	26.80
Cancelled	(1.8)	28.16
Balance as of September 30, 2024	18.7	$32.09	1.3	$727.6
________________________________
(*)    Includes 6.9 million service-based and 1.8 million performance-based awards. The number of shares subject to performance-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The following table summarizes employee stock purchases through the ESPP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares purchased	1.2	1.3	2.5	2.6
Average exercise price per share	$23.81	$23.63	$23.81	$23.53

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues - Product	$1.8	$1.6	$5.0	$5.0
Cost of revenues - Service	5.7	5.4	16.1	14.8
Research and development	30.7	34.0	95.6	85.8
Sales and marketing	21.5	23.3	64.3	61.3
General and administrative	10.5	10.4	30.4	30.7
Total	$70.2	$74.7	$211.4	$197.6

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$0.2	$0.4	$0.8	$1.8
RSUs, RSAs, and PSAs	64.4	65.9	193.5	173.8
ESPP purchase rights	5.6	8.4	17.1	22.0
Total	$70.2	$74.7	$211.4	$197.6

As of September 30, 2024, the total unrecognized compensation cost related to unvested share-based awards was $421.6 million to be recognized over a weighted-average period of 2.07 years.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer Solutions(*):
Wide Area Networking	$363.2	$436.1	$1,054.4	$1,385.2
Data Center	244.6	170.0	576.4	563.9
Campus and Branch	319.3	382.5	839.7	1,070.6
Hardware Maintenance and Professional Services	403.9	409.2	1,199.0	1,180.0
Total	$1,331.0	$1,397.8	$3,669.5	$4,199.7
________________
(*) Effective as of the first quarter of 2024, our customer solution revenue categories include the following name changes, and historical revenue by customer solution was not impacted by the name change: 1) Automated WAN Solutions changed to Wide Area Networking, 2) Cloud-Ready Data Center changed to Data Center, and 3) AI-Driven Enterprise changed to Campus and Branch.

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cloud	$349.6	$269.6	$867.5	$845.5
Service Provider	389.0	418.8	1,138.0	1,442.3
Enterprise	592.4	709.4	1,664.0	1,911.9
Total	$1,331.0	$1,397.8	$3,669.5	$4,199.7

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas:
United States	$786.7	$760.5	$2,050.7	$2,270.4
Other	57.4	76.0	172.9	213.2
Total Americas	844.1	836.5	2,223.6	2,483.6
Europe, Middle East, and Africa	302.1	345.4	909.6	1,069.9
Asia Pacific	184.8	215.9	536.3	646.2
Total	$1,331.0	$1,397.8	$3,669.5	$4,199.7

For the three and nine months ended September 30, 2024 and September 30, 2023, no customer accounted for more than 10% of total net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$96.9	$82.8	$117.5	$231.4
Income tax provision (benefit)	$2.1	$5.0	$(14.8)	$39.6
Effective tax rate	2.2%	6.0%	(12.6)%	17.1%

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

The Company’s effective tax rate for the nine months ended September 30, 2024 includes $19.0 million of one-time benefits from tax settlements related to the geographic mix of earnings and $14.0 million of excess tax benefits associated with stock-based compensation.

The Company’s effective tax rate for the nine months ended September 30, 2023 includes one-time benefits from tax legislation changes, restructuring charges, and excess tax benefits associated with stock-based compensation, partially offset by tax expense on adjustments for certain privately-held investments.

As of September 30, 2024, deferred tax assets increased $155.4 million to $796.3 million from $640.9 million at December 31, 2023. Deferred income taxes are classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets.

As of September 30, 2024, the total amount of gross unrecognized tax benefits was $118.2 million. Primarily due to the completion of tax review cycles, the amount decreased by $14.6 million compared to $132.8 million at December 31, 2023.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $0.4 million within the next 12 months and $54.6 million within the next 15 months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$92.6	$76.1	$125.9	$185.9
Denominator:
Weighted-average shares used to compute basic net income per share	329.4	319.3	325.7	320.3
Dilutive effect of employee stock awards	6.5	4.5	7.7	6.0
Weighted-average shares used to compute diluted net income per share	335.9	323.8	333.4	326.3
Net income per share:
Basic	$0.28	$0.24	$0.39	$0.58
Diluted	$0.28	$0.24	$0.38	$0.57

Anti-dilutive shares	—	8.2	—	6.7

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,158.0 million as of September 30, 2024.

HPE Merger Contingencies

In connection with the pending Merger, the Company expects to incur additional liabilities of approximately $156.0 million that are subject to the consummation of the Merger. These contingent liabilities include financial advisory fees, certain retention bonuses and legal fees.

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

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation of $102.0 million is to be paid within the next 12 months and is included within short-term income taxes payable as of September 30, 2024. Short-term income taxes payable are classified as other accrued liabilities in the Company's Condensed Consolidated Balance Sheets.

As of September 30, 2024, the Company also had $81.1 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On October 31, 2024, the Company announced a cash dividend of $0.22 per share of common stock to be paid on December 23, 2024 to stockholders of record as of the close of business on December 2, 2024.

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

We believe that network connectivity is not the same as experiencing a great network connection. Juniper's AI-Native Networking Platform is built from the ground up to leverage AI to deliver exceptional, highly secure, and sustainable user experiences from the edge to the data center and cloud. Our customer solution categories1 include: Campus and Branch, Data Center, and Wide Area Networking, and our connected security products are sold in each category.

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

•Wide Area Networking includes our MX, PTX, and ACX routing product lines. It also includes Juniper Paragon, our WAN Automation suite.

In addition to our product offerings, we offer software-as-a-service (”SaaS”), software subscriptions, and other customer services, including maintenance and support, professional services, and education and training programs.

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

In connection with the pending Merger, we expect to incur additional liabilities of approximately $156.0 million consisting of financial advisory fees, certain retention bonuses and legal fees, that are contingent on the consummation of the Merger.
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

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, and turmoil in the geopolitical environment, including the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and the escalation of Middle East conflicts and wars. Our overall performance depends in part on global economic conditions, as well as other disruptions and the impacts of such conditions on our customers.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior periods, certain customers placed advanced product orders in an effort to secure supply and as a result, we experienced elongated sales cycles. We have seen improvements in sales cycles in the first three quarters of 2024 and expect to see continued improvements through the end of 2024.

In prior years, we purchased additional inventory to meet customer demands and to mitigate supply constraints. As customers adopted a more conservative approach to spending, our mitigating actions resulted in increased inventory levels, and we increased inventory obsolescence charges in 2023. The inventory levels and excess and obsolescence charges have declined during 2024 and are expected to continue to decline through the end of 2024.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenues	$1,331.0	$1,397.8	$(66.8)	(5)%	$3,669.5	$4,199.7	$(530.2)	(13)%
Gross margin	$773.4	$810.4	$(37.0)	(5)%	$2,142.8	$2,394.7	$(251.9)	(11)%
Percentage of net revenues	58.1%	58.0%			58.4%	57.0%
Operating income	$94.1	$87.6	$6.5	7%	$124.9	$344.4	$(219.5)	(64)%
Percentage of net revenues	7.1%	6.3%			3.4%	8.2%
Net income	$92.6	$76.1	$16.5	22%	$125.9	$185.9	$(60.0)	(32)%
Percentage of net revenues	7.0%	5.4%			3.4%	4.4%
Net income per share:
Basic	$0.28	$0.24	$0.04	17%	$0.39	$0.58	$(0.19)	(33)%
Diluted	$0.28	$0.24	$0.04	17%	$0.38	$0.57	$(0.19)	(33)%

Operating cash flows					$508.3	$863.7	$(355.4)	(41)%
Stock repurchase plan activity	$—	$125.0	$(125.0)	(100)%	$—	$385.0	$(385.0)	(100)%
Cash dividends declared per common stock	$0.22	$0.22	$—	—%	$0.66	$0.66	$—	—%
DSO	65	60	5	8%

					As of
					September 30, 2024	December 31, 2023	$ Change	% Change
Deferred revenue:
Deferred product revenue					$60.7	$92.1	$(31.4)	(34)%
Deferred service revenue					2,007.6	1,932.8	74.8	4%
Total					$2,068.3	$2,024.9	$43.4	2%

Deferred revenue from customer solutions(*)					$916.3	$843.4	$72.9	9%
Deferred revenue from hardware maintenance and professional services					1,152.0	1,181.5	(29.5)	(2)%
Total					$2,068.3	$2,024.9	$43.4	2%
______________________
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Campus and Branch, Data Center, and Wide Area Networking customer solution categories.

•Net Revenues: Product net revenues decreased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to declines in Wide Area Networking and Campus and Branch, partially offset by an increase in Data Center, and from a vertical standpoint, the decrease was due to Service Provider and Enterprise, partially offset by an increase in Cloud. Service net revenues increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily driven by strong sales of software support and hardware support contracts and SaaS.

Of our top ten customers for the third quarter of 2024, five were in Cloud, three were in Service Provider, and two were in Enterprise. Of these customers, one was located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased primarily due to higher service revenue mix and lower inventory-related expenses partially offset by unfavorable product mix and lower revenue.

•Operating Margin: Operating income as a percentage of net revenues increased during the three months ended September 30, 2024, compared to the same period in 2023 primarily due to higher restructuring costs in the prior year, and the drivers described in the gross margin discussion above. Operating margin decreased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to merger-related charges incurred in connection with our pending acquisition by HPE, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to lower customer collections, resumption of normal timing of cash tax payments post-expiration of IRS relief for the California floods in October 2023, and one-time gain from unwinding of interest rate swap locks in August 2023, partially offset by lower supplier payments.

•Capital Return: We continue to return capital to our stockholders. During the three and nine months ended September 30, 2024, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $72.7 million and $215.6 million, respectively.

•Annual Recurring Revenue (“ARR”): ARR represents annual recurring revenue from renewable contracts with customers for software licenses, software support and maintenance, and SaaS expected to be recognized over an annual period of time. ARR includes the implied annualized billing value of contracts that are active as of the end of the periods presented. ARR excludes (i) software licenses recognized as revenue at a point in time and (ii) revenue included in bundled hardware maintenance stock-keeping units that is allocable to software-related maintenance. As of September 30, 2024, ARR was $451.7 million, compared to $357.4 million as of September 30, 2023, and the increase was primarily driven by strong sales of SaaS subscriptions.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to invoicing, which occurred later in the quarter, in addition to lower product revenue.

•Deferred Revenue: Total deferred revenue increased as of September 30, 2024, compared to December 31, 2023, primarily driven by the timing of contract renewals and an increase in deferrals of SaaS subscriptions and software and related services.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Customer Solutions:
Wide Area Networking	$363.2	$436.1	$(72.9)	(17)%	$1,054.4	$1,385.2	$(330.8)	(24)%
Percentage of net revenues	27.3%	31.2%			28.7%	33.0%
Data Center	244.6	170.0	74.6	44%	576.4	563.9	12.5	2%
Percentage of net revenues	18.4%	12.2%			15.7%	13.4%
Campus and Branch	319.3	382.5	(63.2)	(17)%	839.7	1,070.6	(230.9)	(22)%
Percentage of net revenues	24.0%	27.4%			22.9%	25.5%
Hardware Maintenance and Professional Services	403.9	409.2	(5.3)	(1)%	1,199.0	1,180.0	19.0	2%
Percentage of net revenues	30.3%	29.2%			32.7%	28.1%
Total net revenues	$1,331.0	$1,397.8	$(66.8)	(5)%	$3,669.5	$4,199.7	$(530.2)	(13)%

Cloud	$349.6	$269.6	$80.0	30%	$867.5	$845.5	$22.0	3%
Percentage of net revenues	26.3%	19.2%			23.7%	20.2%
Service Provider	389.0	418.8	(29.8)	(7)%	1,138.0	1,442.3	(304.3)	(21)%
Percentage of net revenues	29.2%	30.0%			31.0%	34.3%
Enterprise	592.4	709.4	(117.0)	(16)%	1,664.0	1,911.9	(247.9)	(13)%
Percentage of net revenues	44.5%	50.8%			45.3%	45.5%
Total net revenues	$1,331.0	$1,397.8	$(66.8)	(5)%	$3,669.5	$4,199.7	$(530.2)	(13)%

Americas:
United States	$786.7	$760.5	$26.2	3%	$2,050.7	$2,270.4	$(219.7)	(10)%
Other	57.4	76.0	(18.6)	(24)%	172.9	213.2	(40.3)	(19)%
Total Americas	844.1	836.5	7.6	1%	2,223.6	2,483.6	(260.0)	(10)%
Percentage of net revenues	63.4%	59.9%			60.6%	59.1%
EMEA	302.1	345.4	(43.3)	(13)%	909.6	1,069.9	(160.3)	(15)%
Percentage of net revenues	22.7%	24.7%			24.8%	25.5%
APAC	184.8	215.9	(31.1)	(14)%	536.3	646.2	(109.9)	(17)%
Percentage of net revenues	13.9%	15.4%			14.6%	15.4%
Total net revenues	$1,331.0	$1,397.8	$(66.8)	(5)%	$3,669.5	$4,199.7	$(530.2)	(13)%

Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

Total net revenues decreased primarily due to decreases in Wide Area Networking, Campus and Branch, and Hardware Maintenance and Professional Services, which were mainly driven by lower sales volume, partially offset by an increase in Data Center.

The Wide Area Networking revenue and Campus and Branch revenue decreased due to Enterprise and Service Provider, partially offset by a growth in Cloud.

The Data Center revenue increased primarily due to increases in Cloud and Enterprise, partially offset by a decline in Service Provider.

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Total net revenues decreased primarily due to decreases in Wide Area Networking and Campus and Branch, which were mainly driven by lower sales volume, partially offset by an increase in Data Center and Hardware Maintenance and Professional Services.

The Wide Area Networking revenue and Campus and Branch revenue decreased across all verticals.

The Data Center revenue increased due to an increase in Cloud, partially offset by declines in Service Provider and Enterprise.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Software and Related Services	$331.1	$313.3	$17.8	6%	$938.8	$863.8	$75.0	9%
Percentage of net revenues	24.9%	22.4%			25.6%	20.6%
Total Security	$137.1	$159.8	$(22.7)	(14)%	$391.7	$509.0	$(117.3)	(23)%
Percentage of net revenues	10.3%	11.4%			10.7%	12.1%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product gross margin	$407.4	$452.5	$(45.1)	(10)%	$1,060.4	$1,402.7	$(342.3)	(24)%
Percentage of product revenues	49.9%	50.4%			49.3%	50.6%
Service gross margin	366.0	357.9	8.1	2%	1,082.4	992.0	90.4	9%
Percentage of service revenues	71.2%	71.6%			71.2%	69.6%
Total gross margin	$773.4	$810.4	$(37.0)	(5)%	$2,142.8	$2,394.7	$(251.9)	(11)%
Percentage of net revenues	58.1%	58.0%			58.4%	57.0%

Our gross margins as a percentage of net revenues have been and will continue to be affected by a variety of factors, including general inflationary pressures, the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing, component costs, and logistics costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, customer mix as we continue to expand our footprint with certain strategic customers, the mix of distribution channels through which our products and services are sold, and import tariffs. See the “Risk Factors” section of Item 1A of Part II of this Report.

Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

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

Service gross margin

Service gross margin as a percentage of service net revenues decreased primarily due to higher service delivery costs.

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Product gross margin

Product gross margin as a percentage of product revenues decreased primarily due to unfavorable revenue mix and lower volume, partially offset by lower inventory-related expenses.

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue, a 4% increase in maintenance revenue, 44% increase in SaaS revenue, 28% increase in professional services revenue, and ongoing productivity improvements.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$290.6	$288.5	$2.1	1%	$861.8	$855.3	$6.5	1%
Percentage of net revenues	21.8%	20.6%			23.5%	20.4%
Sales and marketing	308.2	311.5	(3.3)	(1)%	911.0	923.0	(12.0)	(1)%
Percentage of net revenues	23.1%	22.3%			24.8%	22.0%
General and administrative	62.1	60.3	1.8	3%	183.6	193.5	(9.9)	(5)%
Percentage of net revenues	4.7%	4.3%			5.0%	4.6%
Restructuring charges	4.8	62.5	(57.7)	(92)%	10.5	78.5	(68.0)	(87)%
Percentage of net revenues	0.4%	4.5%			0.3%	1.9%
Merger-related charges	13.6	—	13.6	N/M	51.0	—	51.0	N/M
Percentage of net revenues	1.0%	—%			1.4%	—%
Total operating expenses	$679.3	$722.8	$(43.5)	(6)%	$2,017.9	$2,050.3	$(32.4)	(2)%
Percentage of net revenues	51.0%	51.7%			55.0%	48.8%
______________________
N/M - Not meaningful

Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023
Total operating expenses decreased primarily due to lower restructuring charges, partially offset by merger-related charges incurred in 2024 and to a lesser extent by higher variable compensation .

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023
Total operating expenses decreased primarily due to lower restructuring charges, a decrease in marketing and personnel-related spend and a reduction in legal and other professional services, partially offset by merger-related charges incurred in 2024, including professional services and financial advisory fees incurred directly in connection with the pending Merger.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gain (loss) on privately-held investments, net	$0.5	$—	$0.5	N/M	$(13.1)	$(92.0)	$78.9	(86)%
Percentage of net revenues	—%	—%			(0.4)%	(2.2)%
______________________
N/M - Not meaningful

During the three months ended September 30, 2024, the Company did not record any material allowance for credit loss. During the nine months ended September 30, 2024, the Company recognized an allowance for credit loss reserve on debt and redeemable preferred stock investments and note receivables relating to its privately-held investees. The credit loss represents the difference between the estimated fair value or the amount expected to be collected and the amortized cost related to credit factors.

Other Income (Expense), Net

The following table presents other income (expense), net (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$19.7	$14.1	$5.6	40%	$53.3	$35.3	$18.0	51%
Interest expense	(20.6)	(20.5)	(0.1)	—%	(61.6)	(59.4)	(2.2)	4%
Gain on other investments, net (1)	4.8	0.4	4.4	N/M	12.8	2.3	10.5	N/M
Other	(1.6)	1.2	(2.8)	N/M	1.2	0.8	0.4	50%
Total other income (expense), net	$2.3	$(4.8)	$7.1	N/M	$5.7	$(21.0)	$26.7	N/M
Percentage of net revenues	0.2%	(0.3)%			0.2%	(0.5)%
______________________
N/M - Not meaningful

(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Total other income (expense), net, increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to higher interest income and net gains on investments.

Income Tax Provision (Benefit)

The following table presents income tax provision (benefit) (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax provision (benefit)	$2.1	$5.0	$(2.9)	(58)%	$(14.8)	$39.6	$(54.4)	(137)%
Effective tax rate	2.2%	6.0%			(12.6)%	17.1%

The effective tax rate decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. Absent a change in legislation, we estimate a reduced effective tax rate and incremental cash tax payments of up to $100 million in 2024. The actual impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred. We estimate the impacts should gradually decrease over the five- and fifteen-year amortization periods.

Through September 30, 2024, European Union members and several other countries either initiated legislation to adopt or enacted global minimum tax provisions, which were effective for Juniper beginning January 1, 2024. We do not expect to incur significant global minimum taxes in 2024.

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

Revolving Credit Facility

In June 2023, we entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. Under the terms of the Merger Agreement, the Company has agreed to limit its borrowing to $40 million and is required to terminate the Revolving Credit Facility upon the closing of the Merger. As of September 30, 2024, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of September 30, 2024, we had purchase commitments of $1,158.0 million, with $891.2 million payable within 12 months.

Tax Payments

During the nine months ended September 30, 2024, we made tax payments of approximately $225.1 million. In 2024, we may incur up to $100 million in additional tax payments attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Capital Return

We have a capital return program authorized by the Board of Directors (the “Board”). As of September 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the nine months ended September 30, 2024.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to September 30, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine, as well as governmental sanctions imposed in response, and the escalation of Middle East conflicts and wars, including the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our employees, physical infrastructure or those of our customers, manufacturers, and suppliers.

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

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses, and to make decisions about future investments. In addition, economic instability or uncertainty, inflationary pressures, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as the remaining effects of global health emergencies, the ongoing conflict between Russia and Ukraine, and the escalation of Middle East conflicts and wars, including the Israel-Hamas war, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and internet protocol (“IP”) systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending, or the building of network capacity in excess of demand (all of which have, in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment that they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict, and may be due to events beyond our control. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

Certain of our offerings rely on AI to enhance their operation and effectiveness. The development, maintenance, and operation of AI is expensive and complex, and may involve unforeseen difficulties, including material performance problems, flawed algorithms, undetected defects, inaccuracies in AI-generated results, or errors. Deficiencies or other failures of our offerings’ AI capabilities could subject us to competitive harm, customer dissatisfaction, regulatory action, penalties, legal liability, or brand or reputational harm. Additionally, leveraging AI capabilities to improve internal functions and operations presents further risks, costs, and challenges, including those related to implementing and maintaining AI tools licensed from third-party vendors. The datasets or AI training algorithms used in these tools may be insufficient or contain biased information, or may experience drift from their intended purpose over time, and we may be unsuccessful in identifying or resolving ethical, privacy, or other legal issues presented by their use. The use of AI to support business operations may also carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal data or confidential, proprietary or sensitive information.

We may also be exposed to these and other risks through the increased use of AI by our manufacturers, suppliers, and other business partners. Reliance on AI by these third parties could introduce operational vulnerabilities, disrupt our supply chain management, increase cybersecurity risks, and impact our relationships with customers, partners, and suppliers.

AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or data privacy and security regulations, and effective legal protections for software source code created with the assistance of AI. While laws and regulations applicable to AI are emerging and evolving, including in the U.S., from a statewide and federal perspective, as well as global AI regulations, including the EU's Artificial Intelligence Act (“AI Act”) that became effective in August 2024, what these legal frameworks will look like and how they will be enforced remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings and operations.

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

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics costs, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, including fuel prices and increases in prices due to inflation, the imposition of regulations, quotas or embargoes or tariffs on components, labor stoppages, transportation delays, including due to labor strikes, or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are a number of other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

•The EU General Data Protection Regulation (“GDPR”) imposes stringent data protection requirements and provides significant penalties for noncompliance. As GDPR enforcement evolves, we may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions in addressing such environment, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results, and financial condition being harmed. In addition, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results, and financial condition.

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

•Among other emerging global privacy laws, India has adopted its Digital Personal Data Protection Act of 2023 (“DPDP Act”). Given our significant employee and operational presence in India, passage of the DPDP Act may cause us to implement new processes and policies necessary to comply with the new regulation and incur related additional costs.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of September 30, 2024, our goodwill was $3,734.4 million, and our purchased intangible assets were $53.1 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (the escalation of Middle East conflicts and wars, including the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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

There are risks associated with our outstanding and future indebtedness. As of September 30, 2024, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year

$500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2018, our Board approved a $2.0 billion share repurchase program (“2018 Stock Repurchase Program”). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

As of September 30, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended September 30, 2024. See Note 8, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

October 31, 2024	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)