Form 10-K
period 2024-12-31
JUNIPER NETWORKS INC
filed 2025-02-21
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $11,713,000,000 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date).

As of February 19, 2025, there were 333,189,763 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2025 Annual Meeting of Stockholders, if such definitive proxy statement is filed not later than 120 days after the registrant's fiscal year ended December 31, 2024. Due to the proposed acquisition of the registrant by Hewlett Packard Enterprise Company, the registrant may not be required to file a definitive proxy statement with regard to such meeting or may file it after April 30, 2025, in which case the registrant will file an amendment to this Form 10-K on or before April 30, 2025, to include the information that would otherwise be incorporated by reference.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. These forward-looking statements include, but are not limited to, statements concerning our proposed acquisition by Hewlett Packard Enterprise Company (“HPE”) pursuant to an Agreement and Plan of Merger, dated as of January 9, 2024 (the “Merger Agreement”), by and among Juniper, HPE, and Jasmine Acquisition Sub, Inc., a wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE, including our expectations regarding the timing and completion of the proposed acquisition, the outcome of the legal action taken by the U.S. Department of Justice (“DOJ”) on January 30, 2025 regarding the proposed acquisition, as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the proposed acquisition. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current worldwide economic uncertainty, inflation, monetary policy shifts,trade policies, potential tariffs, or other trade restrictions, and other disruptions due to geopolitical conditions and global health emergencies, continuing supply chain challenges, and our ability to successfully manage the associated demand, supply, and operational impacts, such as excess inventory, as well as our expectations regarding backlog, customer and product mix, changes in overall technology spending by our customers, the timing of orders and their fulfillment, business and economic conditions in the networking industry, our overall future prospects, and the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement, including related disclosures, or the transactions contemplated thereby. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

PART I

ITEM 1. Business

Overview

Juniper Networks delivers reliable and secure networking technology to our customers, including network operators, telecommunication and cloud providers, enterprise IT teams, lines of businesses and network users such as individual devices, machines, applications, microservices and data stores. Businesses and government entities across the world use our solutions to access the internet and digital services, and our networks support their mission critical tasks. Since our inception, we believe that our solutions have led the way in high-performance networking when scaling the internet first became a top priority. As organizations continue to need remote work models, and adopt hybrid and multi-cloud architectures, our customers face greater challenges operating increasingly complex networks and handling more traffic with fewer staff members and lower IT budgets. Our cloud-driven, Artificial Intelligence ("AI") native technology simplifies network operations and meaningfully improves end-user experiences by proactively resolving problems, resulting in fewer support tickets and less time to deploy, manage, and maintain the network than other competitive solutions. We believe this is one of our most important key differentiators.

Our solutions address secure connectivity needs for:

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
We categorize our customers into three verticals: Enterprise, Cloud and Service Provider. Our solutions support the most demanding use cases across each vertical.

We strive to design and build best-in-class products and solutions to address our customer priorities, including:

•Wide Area Networking: Routing solutions for Enterprise, Cloud, and Service Providers
•Campus and Branch: AI-Native, cloud managed solutions for wireless, wired, Software Defined-Wide Area Network (“SD-WAN”) and network security in campus and branch environments such as universities, hospitals, retail stores and bank branches
•Data Center: Intent-based automation, AIOps, switching, routing, and network security for next generation public, private, and AI data centers
In addition to our products, we offer a variety of services, including maintenance and support, professional services, management software, flexible purchasing options, and education and training programs to provide solutions that address our customers' needs. These combined solutions are part of our Blueprint for AI-Native Acceleration, a framework for helping customers realize the benefits of our solutions faster, easier, and more cost effectively.

We sell our solutions in more than 150 countries in three geographic regions: Americas; Europe, Middle East, and Africa, which we refer to as EMEA; and Asia Pacific, which we refer to as APAC.

Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

Secure networks continue to be mission critical to all customers as businesses rapidly digitize, adopt hybrid/multi-cloud architectures, and maintain remote work models. As networks continue to be central to the digital value chain, customers require solutions that offer secure end-to-end connectivity and a network experience that meets their target business outcomes. We continue to pursue the "Experience-First Networking” strategic approach to simplify operations and deliver a superior network experience to our customers. We focus on delivering networking solutions that are easy to deploy, resolve issues quickly and proactively assure network performance that meets business outcomes and are secure by design. Our AI-Native technologies are now the foundation of this approach.

Experience-First Networking drives increased value for customers

Value
4
Secure
Protect users, data and infrastructure
3
Not just “Up” but ”Good”
Assure performance meets Service Level Agreements (SLAs)
2
Just works
Resolve issues quickly and proactively
1
Easy to get what is needed
Simple ordering, deployment and provisioning; fast time to value
Customer Journey with Juniper

This strategy is achieved through:

•Unified AIOps for end-to-end assured experiences: Using data, Cloud-Native architecture, and advanced AI insights to simplify deployment, proactively troubleshoot network issues, and ensure reliable and secure connections for a superior network experience
•Platform approach: Simplifying management with a common cloud and AI engine across all networking domains
•Product innovation: Developing high performance silicon, systems, and software for secure networks at scale
•Zero Trust security: Easy to automate Zero Trust at scale via unified management experience and single policy framework

Wide Area Networking

For over 25 years, Juniper Networks has been a leading provider of high-performance IP transport solutions for Wide Area Networks ("WAN"). Most of the major carrier and operator networks in the world run on our high-performance network infrastructure. We offer best-in-class products and solutions for core, edge, and metro routing, as well as automation.

Today, growth in connected devices, 5G service introduction, accelerating growth in mobile and online traffic, adoption of cloud architectures, and shifting traffic to metro are creating significant changes to networking. Moreover, the desire for operational simplicity and reduction in total cost of ownership ("TCO") is accelerating interest in WAN automation, particularly from service provider customers. We are also aligned with customer focus on sustainability, driven by the need to reduce power consumption and costs, and to achieve long-term commitments to carbon neutrality.

Our strategic investments in WAN are focused on protecting our business in edge routing while capturing the following growth opportunities:

•400Gbps/800Gbps/1.6Tbps adoption in Cloud and Service Provider verticals
•Growth in next-gen metro and edge architectures
•Automation and AIOps driven by focus on experience and TCO reduction

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

In 2024, we improved WAN to deliver unparalleled performance, reliability, and simplicity. Leveraging cutting-edge hardware and AI-powered capabilities, we are enabling organizations to build WANs that meet today’s challenges while preparing for the future. In 2024, we were the first to deliver 800GbE capable routers to support massive bandwidth demands and ensure exceptional performance for modern applications and high-density environments. Additionally, we introduced AIOps for WAN with Routing Assurance and Marvis Virtual Network Assistant ("VNA") for WAN, bringing onboarding automation and insights powered by Mist AI to the WAN portfolio.

Campus and Branch

Enterprises are consuming more value-as-a-service, where value is delivered in the form of cloud-based software and services driven by AI. We have introduced cloud management and security solutions, enabling enterprises to securely consume cloud infrastructure and services. We believe the transition to AIOps and SaaS presents an opportunity for us to come to market with innovative network and security solutions for our Enterprise customers, which facilitate their transition to cloud architecture as well as deliver superior operational and user experience.

Our strategic investments in Campus and Branch are focused on secure client-to-cloud and architectural differentiation to enrich the end-user experience while reducing operations cost and capturing the following growth opportunities:

•Mist AI uses a combination of AI, machine learning, and data science techniques to optimize user experiences and simplify operations across wireless access, wired access, SD-WAN, and security domains.
•Location Services are enabled by our wireless access solution and patented virtual Bluetooth® LE (vBLE) technology delivering optimum location accuracy without manual calibration or physical beacons.
•Secure AI-Native Edge delivers unified AIOps for networking and security that includes Network Access Control (NAC) and next-generation firewall under a single interface and creates a compelling Secure Access Service Edge ("SASE") solution.

Our competitive strengths in Campus and Branch

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

•Mist AI-Native networking technology delivering real outcomes: We leverage data, automation, and Mist AI-Native networking technology to significantly reduce trouble tickets, deliver superior user experience and lower TCO for our customers. Our technology enables customers to use simple natural language queries to troubleshoot the network. Our integration with large language models (ChatGPT) further enhances this capability.

•Integrated location services: Leveraging AI and Cloud-Native technology, our solution provides precise, real-time location tracking for assets and users, enhancing operational efficiency, improving customer experiences, and enabling data-driven decision-making in indoor environments such as retail, healthcare, and campus settings.

•SD-WAN technology optimized for bandwidth and cost sensitive environments: Our SD-WAN delivers unique technology that materially reduces WAN overhead, minimizes network latency, and replaces outdated and cumbersome network policies with flexible and real-time actions that are tied to real business and user needs.

•Cloud-based NAC: Our cloud-based NAC eliminates the complexity challenges associated with traditional NAC offerings by removing on-premises server hardware and simplifying management with flexible policy creation and enforcement via the Juniper Mist interface.

Our principal products for Campus and Branch

•AI-Native Networking Platform: Our AI-Native Networking Platform is purpose-built to leverage AIOps that enable simplified end-user and end-to-end operator experiences. The Platform leverages the right data, the right real-time responses and the right infrastructure, enabling every connection to be reliable, measurable, and secure for every device, user, application, and asset.

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

•Wired, Wireless, WAN, and Access Assurance powered by Mist AI: We provide visibility all the way down to the individual client, access event, application and session to optimize and secure individual user experiences from client to cloud. With customizable service levels that span the LAN, WLAN, and WAN, our solutions enable our customers to set and measure key metrics and proactively assure optimal user experiences on an ongoing basis. In addition, automated workflows are combined with event correlation, predictive analytics, and proactive self-driving operations to simplify IT operations and minimize end-to-end network troubleshooting costs.

•Marvis Virtual Network Assistant driven by Mist AI: Our Marvis Virtual Network Assistant identifies the root cause of issues across IT domains and automatically resolves many issues proactively. It recommends actions for those connected systems outside the Mist domain, while offering a real-time network health dashboard that reports issues from configuration to troubleshooting. Marvis has unique Natural Language Processing capabilities with a conversational interface so IT staff can get accurate answers to normal language queries. Marvis Minis proactively simulates user connections to learn network configurations and detect issues before they impact the user experience, constantly learning and validating network performance to reduce trouble tickets and accelerate resolution.

In 2024, we introduced certain capabilities to advance our Campus and Branch solutions. Marvis Application Experience Insights predicts call quality for Zoom and Microsoft Teams, identifying potential issues before a user joins a call. New Marvis Actions enhance wireless and wired troubleshooting by identifying blackhole conditions, reporting traffic loops, and identifying unreachable access points due to ISP outages. Additionally, we introduced AI for Wi-Fi 7 to deliver faster speeds, lower latency, and greater reliability than previous Wi-Fi versions. Leveraging AI automation and insights, customers can streamline the transition to Wi-Fi 7, ensuring seamless performance for high-density environments while proactively addressing issues.

Data Center

The current state of cloud and data center switching is being shaped by two trends: growth of hybrid cloud and emergence of AI workloads.

Our strategic investments in Data Center are designed to capitalize on both trends through:

•Pioneering Switching Innovation: Our cutting-edge hardware and software in switching leverage top-tier merchant and proprietary silicon, specifically tailored for AI data center deployments.

•Automated Data Center Management: Empowered by Juniper Apstra's intent-based automation plus Marvis and Mist AIOps capabilities, we streamline the entire spectrum of data center operations—from setup (Day 0, Day 1 Ops) to daily management (Day 2 Ops), encompassing both AI and non-AI workloads—with just a few clicks.

•AI-Native Analytics: Enabling valuable network insights and operational capabilities through Apstra Cloud Services, including Marvis VNA for Data Center powered by Mist AI.

•Integrated Security: The Connected Security Distributed Services Architecture seamlessly integrates unified security management, best-in-class routing, and AI-Predictive Threat Prevention to simplify operations and scale data center security.

Our competitive strengths in Data Center

Emergence and growth of AI workloads

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

Growth of hybrid cloud

We stand at the forefront of widespread cloud adoption among businesses, transforming their operations and services. In today's landscape, companies operate within a hybrid framework, integrating applications and data across public cloud, private cloud, and on-premises data centers. While the allure of flexibility and ease in managing public cloud is evident, concerns related to cost, security, latency, and privacy drive organizations to maintain private cloud or on-premises deployments.

Managing such diverse environments demands varied skill sets, particularly with on-premises deployments necessitating substantial technical expertise for hardware deployment and management. Juniper's solutions address this challenge by simplifying the consumption of on-premises infrastructure, making it as seamless as utilizing the cloud. Our offerings provide our customers with reliability and operational ease and cater to the intricate demands of large-scale data centers.

Our principal products for Data Center

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

•ACX Series, MX Series, PTX Series: In addition to WAN solutions as described above, these three routing platforms are also an integral part of many of our customers’ data center deployments.

In 2024, we introduced new capabilities to optimize data center performance, reduce operational costs, and simplify data center network management. For example, we have built upon our Apstra automation software with new AI-Native Apstra Cloud Services. This suite of cloud-based applications enhances visibility with AI-Native insights for better application experiences and impact analysis. These services complement Marvis VNA for Data Center, which was launched to bring our award-winning VNA capabilities to more customers. Additionally, to help customers maximize their investments in networking for AI, we launched the Ops4AI Lab, where customers can test performance and validate designs. We also provided new Juniper Validated Designs (JVDs) so customers can deploy faster and optimize AI traffic. All of this is on top of our introduction of 800G PTX routers and QFX5240 switches, driving unparalleled performance and scale into all data centers – regardless of workload.

Network Operating System

In addition to our major product families, software and services, our network operating system (NOS), Junos OS, remains a key technology element in our goal to be a leader in high-performance networking.

The Junos Operating System runs across all Juniper routing, switching, and security infrastructure, for a consistent OS experience end-to-end. Junos enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. Junos OS Evolved takes Junos OS to the next level, providing a cloud-optimized network OS with a microservices architecture delivering resiliency, feature velocity, and programmability.

The advantages of Junos OS and Junos OS Evolved include the following:

•A disaggregated modular software architecture which creates a flexible consumption model for network applications and highly scalable software.

•Open and programable automation offering APIs, a comprehensive command library, scripting support, rich telemetry and seamless connections to Apstra, Paragon, and Mist AI.

•Reliable performance due to link aggregation and in-service upgrades.

•A cloud-optimized microservices architecture enables scalability and resiliency, while reducing hardware costs.

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

Our principal security solutions

•SRX Series Services Gateways for the Data Center and Network Backbone: Our mid-range, high-end and virtual SRX Series platforms provide high-performance, scalability, and service integration, which are ideally suited for medium to large enterprise, data centers and large campus environments, where scalability, high performance, and concurrent services are essential. Our high-end SRX5800 platform is suited for service provider, large enterprise, and public sector networks. The upgrade to our high-end SRX firewall offering with our Services Process Card 3, or SPC3, with our Advanced Security Acceleration line card, enhances the SRX5800 to deliver power for demanding use cases, including high-end data centers, IoT, and 5G. Additionally, we recently announced the industry’s first distributed security services architecture, which decouples the forwarding and security services layers, enabling customers to utilize their existing Juniper MX Series routers as an intelligent forwarding engine and load balancer. This unique design gives customers independent scaling flexibility without chassis limitations, multi-path resiliency, and cost efficiency.

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

In 2024, we advanced our security offering for Campus and Branch, introducing the Secure AI-Native Edge. The solution is the first to unify AIOps, networking, and security under a single user interface (UI), reducing siloes between security and networking teams and improving defenses against sophisticated cyberattacks. The solution creates a compelling SASE solution, providing complete environment visibility and faster threat identification. Security embedded into the network delivers superior protection, improved performance, and exceptional operational agility.

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

As of December 31, 2024, we employed 2,161 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, on-site resident engineers, spare parts planning and logistics staff, professional services consultants, and educators with proven network experience to provide those services.

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

•Increasing customer satisfaction, while lowering costs, by optimizing the experience of network operators and their users via automation, AI-Native troubleshooting and support, and cloud management;

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

Enterprise

Our high-performance, AI-Native network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding enterprises. We offer enterprise solutions and services for Campus and Branch, Data Center and WAN applications. Our Enterprise vertical includes enterprises not included in the Cloud vertical. They are industries with high performance, high agility requirements, including retail companies, healthcare institutions, financial services, national, federal, state, and local governments, as well as research and educational institutions. We believe that our Enterprise customers are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications.

Businesses are adopting cloud-based applications and services to avoid infrastructure cost and complexity, increase IT agility, and accelerate digital transformation. We believe that as our Enterprise customers continue to transition their workloads to the cloud, they continue to seek greater flexibility in how they consume networking and security services, such as pay-per-use models. Additionally, Enterprises are deploying AI-Native architectures, which require end-to-end solutions for managing, orchestrating, and securing distributed cloud resources as a single pool of resources. Also, we are increasingly seeing a convergence of networking and security, such as SASE, resulting in security becoming an embedded capability in every solution that we offer to our customers.

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

Cloud providers continue to grow as more organizations take advantage of public infrastructure to run their businesses. As their businesses grow, we expect they will continue to invest in their networks, which dictate the quality and experience of the products and services they deliver to their end customers. Further, as cloud providers adopt new technologies, including 400-gigabit Ethernet, or 400GbE, and in anticipation of the future adoption of 800-gigabit Ethernet, or 800GbE, and beyond, we believe this should present further opportunities for us across our portfolio as our Cloud customers value high-performance, highly compact, power-efficient infrastructures, which we support and continue to develop.

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

We expect that Network Function Virtualization and SDN will be critical elements to equip our Service Provider customers with the flexibility to support enhanced mobile video and dynamic new service deployments. We are engaging with these customers to transition their operations to next-generation cloud operations as the need for a highly efficient infrastructure to handle large amounts of data along with low latency, or minimal delay, plays into the need to have a high performance, scalable infrastructure in combination with the automation and flexibility required to drive down operational costs and rapid provision applications. We consistently deliver leading technologies that transform the economics and experience of networking while significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them.

In addition to reducing operating costs, service providers are seeking to create new or additional revenue opportunities to support their evolving business models. These customers are deploying 5G, which we expect will continue to roll out over the next few years, and IoT, which we believe will give rise to new services such as connected cars, smart cities, robotic manufacturing, and agricultural transformation. 5G and IoT require a highly distributed cloud data center architecture from which services are delivered to end users and will involve a great degree of analytics and embedded security. We expect this trend will present further opportunities for Juniper with our focus on delivering a strong portfolio of network virtualization and software-based orchestration solutions, which position us to deliver on the automation and agility requirements of service providers.

No single customer accounted for 10% or more of our net revenues for the years ended December 31, 2024, 2023, and 2022.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2024, we employed 4,239 people in our worldwide research and development, or R&D, organization.

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

Sales and Marketing

As of December 31, 2024, we employed 3,519 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including, but not limited to, the following:

•A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners resell routing, switching, wireless, and security products, software and services, which are purchased by all of our key customer verticals. These distributors tend to focus on particular regions or countries. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product and service discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products or services. Further, most of our distributors also sell our competitors' products and services, and some sell their own competing products and services.

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

•Strategic worldwide reseller relationships with established Juniper alliances, comprised of Nippon Telegraph and Telephone Corporation or NTT; Ericsson Telecom A.B.; International Business Machines, or IBM; NEC Corporation; Fujitsu Limited; and Atos SE. These companies each offer services and products that complement our own product and service offerings and act as a reseller, and in some instances as an integration partner for our products. Our arrangements with these partners allow them to resell our products and services on a non-exclusive and generally global basis, provide for product and service discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products or services.

Manufacturing and Operations

As of December 31, 2024, we employed 398 people in supply chain operations who manage our relationships with our contract manufacturers, original design manufacturers, component suppliers, warehousing and logistics service providers.

Our manufacturing is primarily conducted through contract manufacturers and original design manufacturers with manufacturing locations in Malaysia, Mexico, Taiwan, and Vietnam. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototypes to full production, including activities such as material procurement, surface mount assembly, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers and original design manufacturers, we design, specify, and monitor the tests that are required to ensure that our products meet internal and external quality standards. We believe that these arrangements provide us with the following benefits:

•We can quickly ramp up and deliver products to customers with turnkey manufacturing;

•We operate with a minimum amount of dedicated space and employees for manufacturing operations; and

•We can reduce our costs by reducing what would normally be fixed overhead expenses.

Our contract manufacturers and original design manufacturers build our products based on our rolling product demand forecasts. Our contract manufacturing partners procure the majority of the components used in our products. Once the components necessary to assemble the products in our forecast are procured, our manufacturing partners assemble and test the products according to agreed-upon specifications. Products are then shipped to our distributors, resellers, or end-customers. To address supply-chain challenges, including global component shortages, we have taken specific additional procurement actions, including strategic purchases of raw materials and components for the production of finished goods. As a result, we have incurred, and may continue to incur, additional holding costs and obsolescence charges as we continue to face uncertainties in future demand for certain products. Title to the finished goods is generally transferred from the contract manufacturers to us when the products leave the contract manufacturer's or original design manufacturer's location. Customers take title to the products upon delivery at a specified destination. If the product or components remain unused or the products remain unsold for a specified period, we may incur carrying charges or charges for excess or obsolete materials.

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

As of December 31, 2024 and December 31, 2023, our total product backlog was approximately $739 million and $569 million, respectively. Our product backlog consists of purchase orders for products primarily expected to be shipped to our distributors, resellers, or end-customers within three months for orders booked in 2024 and within twelve months for orders booked in 2023. The change in backlog duration reflects our improved ability to ship products to customers as supply improved and our lead times normalized in 2024. The following amounts are not included in our backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including SaaS, and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

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

Competition

We compete in the network infrastructure markets. These markets are characterized by rapid change, converging technologies, and a migration to solutions that combine high performance networking with cloud technologies. In the network infrastructure business, Cisco Systems, Inc., or Cisco, has historically been the dominant player. Our principal competitors also include Arista Networks, Inc.; Ciena Corporation; Extreme Networks; Hewlett Packard Enterprise Co., or HPE; Huawei Technologies Co., Ltd., or Huawei; Fortinet, Inc.; Ruckus Networks, or CommScope; Cambium Networks; Nokia Corporation, or Nokia; NVIDIA Corporation: and Ubiquiti, Inc.; as well as emerging companies that have recently entered or expanded into the networking infrastructure space such as Nile and Meter.

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

We expect that over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Nokia, and Huawei, will introduce new products designed to compete more effectively in the market. There are also several other companies that aim to build products with greater capabilities to compete with our products. Further, there has been significant consolidation in the networking industry, with smaller companies being acquired by larger, established suppliers of network infrastructure products. In addition to established competitors, a number of public and private companies have announced plans for new products to address the same or similar needs that our products address. We believe these trends are likely to continue, which may increase the competitive pressure faced by us.

We believe that our ability to compete depends upon our ability to demonstrate that our products are superior and cost effective in meeting the needs of our current and potential customers. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have and also from emerging companies that are developing new technologies. Although we believe that our innovative technology and the purpose-built features of our products will enable us to compete effectively with these companies, there can be no assurance that new products, enhancements, or business strategies will achieve widespread market acceptance.

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

Juniper’s greatest impact on the environment is through our products and services. We incorporate circular economy principles, including designing products with sustainability in mind to make them more efficient, reliable, and long-lasting. We also select manufacturers, suppliers, and business partners who share our values and commitment to environmental sustainability. Our products are built for flexibility, interoperability, and scalability, which we believe contribute to long-term customer value. The modular design of our products allows for efficient servicing such as dismantling and repairing instead of wholesale discarding. The Juniper Certified Pre-Owned Program allows our customers to contribute to sustainability by purchasing refurbished hardware. Our product design and services encourage customers to reuse and recycle products and parts to extend the life of materials. In sum, our efforts help reduce e-waste in landfills and build a circular economy.

We also voluntarily participate in the annual CDP climate change and water security disclosures and encourage our suppliers to do the same. Additionally, in 2024, we were a signatory supporter of the United Nations Global Compact and adopted and promoted the adoption by our suppliers of the RBA Code of Conduct, as discussed above in the section entitled Manufacturing and Operations. We continue to invest in the infrastructure and systems required to execute on, monitor, and drive environmental improvements in our global operations and within our supply chain.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise, as well as our ability to obtain and protect necessary intellectual property rights. While we rely on patent, copyright, trade secret, and trademark law, as well as confidentiality agreements, to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, timely product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

Patents

As of December 31, 2024, we held a global portfolio of over 6,576 issued patents, and numerous patent applications are pending. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents varies. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

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

Human Capital Management

We believe our success in delivering high-performance networks in the digital transformation era relies on our culture, values, and the creativity and commitment of our people. As of December 31, 2024, we had 11,271 employees, of whom approximately 44%, 43%, and 13% resided in the Americas, APAC, and EMEA, respectively. We invest in our people. We strive to maintain healthy, safe, and secure working conditions - a workplace where our employees are treated with respect and dignity. We are striving to create a world-class employee experience, one that offers opportunity for personal and professional growth, and enables work-life flexibility that aligns with the core values embodied in the Juniper Way.

In 2024, Great Place to Work named us to Best Workplaces lists in France, the Netherlands, and the United Kingdom. Juniper was also recognized as one of the Ethisphere's World’s Most Ethical Companies.

Our Values: The Juniper Way

Our mission is to make every connection count. We seek to be a responsible global citizen and influence meaningful differences in the world around us. We believe that connections will bring us closer together while empowering us to solve some of the world’s greatest challenges of health and well-being, and sustainability.

To deliver our mission, we rely on a committed and consistent practice that we call the Juniper Way. More than a set of shared values, the Juniper Way reflects the company’s commitment to inspire Juniper employees to do their best work. This foundation is embodied in three values – Be Bold, Build Trust, and Deliver Excellence - along with a set of refined behaviors for each.

Employee Engagement and Development

We use a framework called Talent Matters to encourage an open and interactive culture between employees and their managers, where individual needs are recognized and met, and company goals are supported. Our professional development approach includes reviewing and assessing our management teams as well as facilitating personal employee development and growth. For employees, growth goals are tied to our corporate objectives and key results to ensure that employees are progressing and are supported by management teams. In 2024, we continued our People Manager Network to provide global consistency in how managers lead teams and support employees. With this program, managers are empowered and provided with the training and resources to scale employee career growth and provide their teams with the necessary tools to facilitate that growth. Managers are encouraged to schedule Conversation Days with their direct reports to identify opportunities for the company to better support employees and set goals for professional and personal growth.

To ensure our employees’ personal and professional growth, we continue to provide training courses focused on building personal capabilities as well as skill development. In 2024, we continued Junivator Career Connect ("JCC"), a people-centered, internal talent marketplace. Defining Juniper’s approach to skills-based workplace transformation, JCC supports our employees’ futures by helping them create customized learning journeys, explore career pathways, connect with mentors, apply for internal openings, and experiment with internal gig work. Also, in response to employee feedback, we maintain LinkedIn Learning for all employees, offering online courses on business, technology, and creative skills. Additionally, each year, Juniper employees receive role-specific trainings, which include topics such as human rights, environmental performance, compliance with the Juniper Worldwide Code of Business Conduct, engineering, information security, and other compliance and industry-specific subjects.

We consistently work to improve the employee experience by addressing feedback collected through the annual Juniper Voice Survey and topic-specific surveys, including employee benefits and total rewards packages.

Employee Retention, Benefits, and Wellness

We continue to prioritize our commitment to retaining and attracting a workforce with the skills needed to deliver Experience-First Networking. We are committed to pay equity and benefits innovation. We offer childcare and parental support, foster and adoptive parent assistance, and we believe that we provide benefit offerings that encompass our employees’ needs.

Our community engagement program empowers employees to make an impact where it matters most to them. We offer five paid working days per year for employees to give back to their communities and engage with causes of their choice. In 2024, we continued our Global Week of Giving, encouraging employees to volunteer with a project curated by Juniper or with an organization in their own communities.

The health, safety, and well-being of our employees are vital to Juniper's success. In recognition of the value our employees bring to our success and to aid our employees to maintain a balanced state of overall wellness and success, in 2024, we provided quarterly Wellness Days, a day when all Juniper employees take the same day off from work to relax and recharge. Our employees also have unlimited access to the TaskHuman platform, a virtual wellness coaching application, which covers hundreds of wellness topics from yoga and nutrition to financial guidance.

Information about our Executive Officers and Key Employees

The following sets forth certain information regarding our executive officers and key employees as of the filing of this Report:

Name	Age	Position
Rami Rahim	54	Chief Executive Officer and Director
Manoj Leelanivas	55	Executive Vice President, Chief Operating Officer
Robert Mobassaly	46	Senior Vice President, General Counsel and Secretary
Kenneth B. Miller	54	Executive Vice President, Chief Financial Officer
Thomas A. Austin	57	Group Vice President, Chief Accounting Officer
Christopher Kaddaras	54	Executive Vice President, Chief Revenue Officer
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

KENNETH B. MILLER joined Juniper in June 1999 and has served as our Executive Vice President, Chief Financial Officer since February 2016. Mr. Miller served as our interim Chief Accounting Officer while the Company continued to search for a full-time Chief Accounting Officer from February 2019 to September 2019. From April 2014 to February 2016, Mr. Miller served as our Senior Vice President, Finance, where he was responsible for the finance organization across the Company, as well as our treasury, tax and global business services functions. Previously, Mr. Miller served as our Vice President, Go-To-Market Finance, Vice President, Platform Systems Division, Vice President, SLT Business Group Controller and in other positions in our Finance and Accounting organizations. Mr. Miller joined the board of directors of Zebra Technologies in May 2024. Mr. Miller holds a bachelor of science degree in Accounting from Santa Clara University.

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
•Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of all required regulatory approvals and clearances from all applicable countries, which may not be received, may take longer than the expected timeframe, or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed.
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
•Issues in the development and use of AI may result in reputational harm or liability.
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

RISKS RELATED TO THE MERGER

The pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business. On January 9, 2024, we entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. On April 2, 2024, we received stockholder approval of the Merger Agreement at a special meeting of stockholders. Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (1) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, ("HSR Act") and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (2) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (3) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (4) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (5) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to Juniper, having occurred and that is continuing as of the closing. Additionally, subject to limited exceptions, either HPE or we may terminate the Merger Agreement if the Merger has not been consummated on or before a certain date (the “Outside Date”); provided that this right to terminate the Merger Agreement will not be available to any party whose material breach of any provision of the Merger Agreement was the primary cause of the failure of the Merger to be consummated by the Outside Date. On January 9, 2025, the Outside Date was extended pursuant to the terms of the Merger Agreement from January 9, 2025 to April 9, 2025, which Outside Date may be automatically extended further to October 9,

2025 under certain circumstances. There is no assurance that all of the conditions will be satisfied or waived, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including, but not limited to, the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the pendency of the Merger on our business relationships, financial condition, operating results, and business, including:

•potential uncertainty in the marketplace, which could result in current and prospective customers, resellers, and distributors purchasing products and services from our competitors or reducing, delaying or canceling purchases from us;

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

•the amount of the costs, fees, expenses, and charges related to the Merger Agreement, the Merger, and litigation related to the Merger; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic or political conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain all required regulatory approvals and clearances from applicable countries from certain governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•the pendency and outcome of any stockholder litigation and other legal and regulatory proceedings, including the outcome of the legal action taken by the U.S. Department of Justice (the "DOJ") on January 30, 2025, seeking to enjoin the Merger, which have delayed and could further delay or prevent the Merger; and

•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a continuing Material Adverse Effect on our business would permit HPE not to close the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed without further delays, the price of our common stock could decline significantly if the Merger is not completed or is further delayed; and

•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, resellers, distributors, manufacturers, service providers, investors, lenders, and other business partners may be adversely impacted as any of these third parties may seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition, and market price of our common stock, we may be unable to hire or retain key personnel as such personnel may experience uncertainty about their future roles in connection with and following the consummation of the Merger, and profitability may be adversely impacted due to costs incurred, including litigation costs in connection with the pending Merger and the DOJ Action, as defined below.

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

Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than the expected timeframe or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed. Before the Merger may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., the European Union, and numerous other jurisdictions. On January 30, 2025, the DOJ filed a complaint seeking a preliminary and permanent injunction to prevent the completion of the Merger (the “DOJ Action”). The filing of the DOJ Action is delaying, and, if we and HPE are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. Both we and HPE have stated our disagreement with the DOJ's concerns set forth in the DOJ Action.

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

On January 9, 2025, the Outside Date of the consummation of the Merger was extended pursuant to the terms of the Merger Agreement to April 9, 2025. If any of the closing conditions, including the resolution of the DOJ Action, are not satisfied or waived prior to April 9, 2025, which Outside Date may be automatically extended further to October 9, 2025, under certain circumstances, it is possible that the Merger Agreement will be terminated.

We cannot provide any assurance that we or HPE will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all. In addition, even if we and HPE enter into a settlement with respect to the DOJ Action, there can be no assurance that we and/or HPE will not be required to agree to terms, conditions, requirements, limitations, costs, or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in a material delay in, or the abandonment of, the Merger. If the DOJ is successful in permanently enjoining the Merger, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our business, our financial condition, and our results of operations.

Litigation has arisen and additional litigation may arise in connection with the Merger, which could be costly, prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business. In connection with the Merger, litigation has been filed against us, our directors, and HPE, including the DOJ Action. Among other remedies, the plaintiffs in these lawsuits seek damages or to enjoin the Merger. It is possible that additional litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements like the Merger Agreement. The outcome of any such litigation is uncertain, and any litigation related to the Merger could delay or prevent the consummation of the proposed Merger.

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
•executive orders, tariffs, trade restrictions, governmental sanctions, changes in laws or regulations and accounting rules, or interpretations thereof;
•the impact on our business of certain executive actions taken in the U.S. to reduce the size of the U.S. federal workforce and to narrow or eliminate certain U.S. federal government programs, including on the need for and capability of federal agencies to purchase our products and services;
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

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or the services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain or retain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, inflation, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of trade policies, tariffs, or other trade restricitions, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. We have seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Our backlog may not be an accurate indicator of our level and timing of future revenues. Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew significantly in 2021 and 2022, remained elevated throughout 2023, and normalized in 2024. If we are not able to respond to macroeconomic events and manage the impact of these and other events effectively, or if the macroeconomic conditions of the general economy or the industries in which we operate worsen from present levels, our business, operating results, financial condition, and cash flows could be adversely affected.

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

In addition, services revenue, including SaaS revenue, accounts for a significant portion of our revenue, comprising 40%, 35%, and 33% of total revenue in 2024, 2023, and 2022, respectively. We expect our sales of new or renewal professional services, support, maintenance, and SaaS contracts to fluctuate due to end-customers’ level of satisfaction with our products and services, the prices of our products and services or those offered by our competitors, and reductions in our end-customers’ spending levels. We recognize professional services revenue when such services are delivered, and we recognize support, maintenance, and SaaS revenue periodically over the term of the relevant service period.

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

RISKS RELATED TO OUR TECHNOLOGY AND BUSINESS OPERATIONS

If the demand for network and internet protocol (“IP”) systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected. A substantial portion of our business and revenues depends on the growth of secure IP infrastructure as well as customers that depend on the continued growth of IP services to deploy our products in their networks and IP infrastructures. As a result of changes in the economy, capital spending, or the building of network capacity in excess of demand (all of which have, in the past, particularly affected telecommunications service providers), spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when our customers are determining the design of those networks and the selection of the software and equipment that they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Any reduction or suspension of spending on IP infrastructure is difficult to predict and may be due to events beyond our control. This, in turn, can make it more difficult to accurately predict revenues from customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

Certain of our offerings rely on AI to enhance their operation and effectiveness. The development, maintenance, and operation of AI is expensive and complex, and may involve unforeseen difficulties, including material performance problems, flawed algorithms, undetected defects, inaccuracies in AI-generated results, or errors. Deficiencies or other failures of our offerings’ AI capabilities could subject us to competitive harm, customer dissatisfaction, regulatory action, penalties, legal liability, or brand or reputational harm. Additionally, leveraging AI capabilities to improve internal functions and operations presents further risks, costs, and challenges, including those related to implementing and maintaining AI tools licensed from third-party vendors. The datasets or AI training algorithms used in these tools may be insufficient or contain biased information, or may experience drift from their intended purpose over time, and we may be unsuccessful in identifying or resolving ethical, privacy, or other legal issues presented by their use. The use of AI to support business operations may also carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal data or confidential, proprietary, or sensitive information.

We may also be exposed to these and other risks through the increased use of AI by our manufacturers, suppliers, and other business partners. Reliance on AI by these third parties could introduce operational vulnerabilities, disrupt our supply chain management, increase cybersecurity risks, and impact our relationships with customers, partners, and suppliers.

AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or data privacy and security regulations, and effective legal protections for software source code created with the assistance of AI. While AI-related laws and regulations are emerging and evolving, including in the U.S., from a statewide and federal perspective as well as globally (such as the EU's Artificial Intelligence Act (“EU AI Act”) that became effective in August 2024), what these legal frameworks will look like and how they will be enforced remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings and operations.

If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements, or business strategies to meet those requirements or opportunities in a timely manner or at all, or fail to effectively protect our intellectual property rights, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, any such products, enhancements, or business strategies may not achieve market acceptance.

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
•the ability of our disaggregated hardware and software products to operate independently and/or to integrate with current and future third-party products; and
•issues with third-party technologies used with our software products, which may be attributed to us, even if those issues are not caused by our products.

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

Our products incorporate and rely upon licensed third-party technology. We integrate licensed third-party technology into certain of our products. From time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new products or product enhancements or to facilitate new business models. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms and some of our agreements with our licensors may be terminated for convenience by them. In addition, we cannot be certain that our licensors are not infringing on the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Third-party technology we incorporate into our products that is deemed to infringe on the intellectual property of others may result, and in some cases has resulted, in limitations on our ability to source technology from those third parties, restrictions on our ability to sell products that incorporate the infringing technology, increased exposure to liability for incorporating the infringing technology in our products, and increased costs involved in removing that technology from our products or developing substitute technology. Our inability to comply with, maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business and results of operations.

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

•Alternative Sources of Supply. The development of alternate sources for components is time-consuming, difficult, and costly. In the event of a component shortage, supply interruption or significant price increase from these suppliers (such as a worldwide shortage of semiconductor products), we may not be able to locate alternative sources in a timely manner. If we are unable to buy components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations.

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

Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters. There is a continued focus from U.S. and foreign government agencies, investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, including sustainable products. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, the California climate reporting rules and, the EU's Corporate Sustainability Reporting Directive. We may communicate certain initiatives and goals, regarding environmental matters, responsible sourcing and social investments, and other related matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult, and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, or if we were to be subject to litigation from stakeholders as a result of our ESG initiatives, our business, financial performance and growth could be adversely affected.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are a party to lawsuits, investigations, and other disputes. We have been named a party to litigation involving a broad range of matters, including the DOJ Action and otherwise with respect to the Merger, commercial transactions, employment matters, patent infringement, copyrights, trademarks, and other rights to technologies and related standards that are relevant to our products, as well as governmental claims, and securities laws, and we may be named in additional litigation and/or governmental claims. For example, U.S. government agencies previously conducted investigations into possible violations by us of the U.S. Foreign Corrupt Practices Act, or the FCPA, which ultimately resulted in the Company entering into a settlement with the SEC that involved, among other things, the Company making a payment of $11.8 million in August 2019. Future claims or initiated litigation may include claims against us, or our manufacturers, suppliers, partners, or customers. Future claims asserted and/or litigation may be initiated by third parties, including whistleblowers, and may relate to infringement of proprietary rights, issues arising under the False Claims Act, compliance with securities laws, or other matters. The expense of initiating and defending, and in some cases settling, such litigation and investigations may be costly, and may cause us to suffer reputational harm, divert management’s attention from day-to-day operations of our business, and may require us to implement certain remedial measures that could disrupt our business, operations, results of operations, financial condition, or cash flows. In addition, if we fail to comply with the terms of any settlement agreement, we could face more substantial penalties. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. The rapid development and deployment of tools that leverage AI is also causing governments to consider regulation of AI, even for AI that does not pertain to personal data. These types of regulations are in effect or under consideration in several jurisdictions where we do business. For example, the EU AI Act bans certain AI tools, imposes obligations on developers and users of AI deemed to pose a high-risk, and regulates general purpose AI. This framework may impact the software we use and market in the EU and increase the cost of our product development.

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

In recent years, U.S. government officials have had concerns with the security of products and services from certain technology companies based in China, Russia, and other regions. As a result, the U.S. government has imposed bans on the use of certain Chinese-origin and Russian-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). U.S. regulations also permit the U.S. government to investigate and possibly mandate the unwinding of commercial transactions between U.S. companies and foreign suppliers. This introduces uncertainty into our supply chain, our imports of end products and our overall operational planning.

In May 2021 and in January 2025, the U.S. President issued an executive order on cybersecurity that signals the U.S. government’s interest in developing standards and guidelines pertaining to information and communication technology supply chains, government network capabilities and requirements, and cyber threat and vulnerability remediation. These standards, guidelines, and subsequent regulations could impact how we develop hardware and software, what features our products have, and our role in helping the U.S. government respond to cyber threats and vulnerabilities.

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

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced, or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor, and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods were not made with forced labor or demonstrate that a shipment is not subject to the UFLPA because the goods were not produced in whole or in part in XUAR or by a listed entity. While we do not have any suppliers in XUAR and we have increased our supply chain diligence to detect and prevent our lower tier suppliers from sourcing in XUAR, our failure to or our suppliers’ failure to satisfy the requirements of the UFLPA may result in a variety of adverse impacts on our business and reputational damage.

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

•We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country. This may result in the inability to transfer the data outside of that foreign country and impact the product and services offered to customers.

•Both U.S. federal and state, and non-U.S. governments have passed AI regulations and provided guidance or are considering laws and regulations governing AI and machine learning tools that leverage commercial and consumer data, such as the EU AI Act. These laws have impacted some of our internal business processes and applications and may impact some of our products and services, and procurement of vendor solutions. This may increase our liability risks and cause us to incur additional costs and expenses in order to comply.

•Among other emerging global privacy laws, India has adopted its Digital Personal Data Protection Act of 2023 (“DPDP Act”). Given our significant employee and operational presence in India, the DPDP Act may cause us to implement new processes and policies necessary to comply with the new regulation and incur related additional costs.

Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, within the EU, the U.S., the U.K., and elsewhere, to include IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of December 31, 2024, our goodwill was $3,734.3 million, and our purchased intangible assets were $42.6 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (the escalation of Middle East conflicts and wars, including the the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;

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
•import tariffs imposed by the U.S. and reciprocal tariffs imposed by foreign countries;
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

There are risks associated with our outstanding and future indebtedness. As of December 31, 2024, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

To aid in identifying and assessing material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity risks alongside other significant company risks as part of our overall risk assessment process. As part of this process, the Company gathers input from subject matter specialists, as necessary, to gather insights to help in identifying and assessing material cybersecurity threat risks, as well as potential severity and mitigation measures. We also have a cybersecurity specific risk assessment process, which helps identify potential cybersecurity risks. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment.

We manage these known risks by using internal security controls incorporating principles from standards set by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), and the Center for Internet Security (“CIS”), and by engaging third party experts to perform penetration tests to attempt to infiltrate our information systems, as such term is defined in Item 106(a) of Regulation S-K. These penetration tests are focused on specific objectives to assist us in managing our cybersecurity threat risks. Our maturity in these controls varies by control type and by business.

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

•run tabletop exercises to train our executives and increase their cybersecurity awareness;

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

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits.

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

Our CIO has developed expertise in cybersecurity and compliance, enterprise architecture and road mapping, data and analytics, digital transformation and customer service through her 40 years of experience in the information technology space. She earned her computer science degree from Temple University and currently teaches in the Masters in Information Systems program at University of San Francisco. Our CISO has worked in cybersecurity for 26 years, including thirteen years as a CISO or deputy

CISO. He is currently a Certified Information Systems Security Professional and holds an Information Systems Security Architecture Professional sub-certification (CISSP-ISSAP). He also holds a masters of science degree in computer science, with an information security specialization from James Madison University.

ITEM 2. Properties

Our corporate headquarters is located at an owned site in Sunnyvale, California. As of December 31, 2024, we leased space (including offices and other facilities) in locations throughout the United States and in various places outside the United States. We believe that our current offices and other facilities are in good condition and appropriately support our current business needs.

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

Stockholders
As of February 19, 2025, there were 506 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners hold shares through brokers, banks, or other nominees.

Dividends

The declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2024, there were no share repurchases under our Board-approved 2018 Stock Repurchase Program, which authorizes us to purchase an aggregate of up to $3.0 billion of our common stock. As of December 31, 2024, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. See Note 9, Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

The performance graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2019, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index. Total stockholder return assumes reinvestment of all dividends.

Stock Performance Graph
225
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
JNPR
S&P 500
NASDAQ Telecommunications Index

	As of December 31,
	2019	2020	2021	2022	2023	2024
JNPR	$100.00	$94.62	$154.58	$142.09	$135.00	$175.65
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
NASDAQ Telecommunications Index	$100.00	$124.20	$131.83	$100.08	$114.44	$129.93

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

Executive Overview

HPE Merger Agreement

On January 9, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Jasmine Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $40.00 in cash, without interest and subject to applicable withholding taxes. On April 2, 2024, we received stockholder approval of the Merger Agreement.

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

The completion of the Merger is subject to the receipt of regulatory approvals and other customary closing conditions. On January 30, 2025, the U.S. Department of Justice (the “DOJ”) filed a complaint seeking to enjoin the Merger and block the acquisition of Juniper by HPE. Both we and HPE have stated our disagreement with the DOJ’s concerns. As of the date of this filing, we have received all required regulatory approvals and clearances from all applicable countries, other than the U.S. and Israel. If the Merger is consummated, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by April 9, 2025, as may be automatically further extended to October 9, 2025, under certain circumstances if all regulatory approvals have not been obtained, pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, HPE is required to pay us a termination fee equal to $815.0 million.

In connection with the pending Merger, we expect to incur additional liabilities of approximately $155.2 million consisting of financial advisory fees, certain retention bonuses, and legal fees, that are contingent on the consummation of the Merger.

See the section entitled “Risk Factors” in Item 1A of Part I of this Report for further discussion about the risks related to the Merger.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	As of and for the Years Ended December 31,
	2024	2023	$ Change	% Change

Net revenues	$5,073.6	$5,564.5	$(490.9)	(9)%
Gross margin	$2,981.5	$3,201.9	$(220.4)	(7)%
Percentage of net revenues	58.8%	57.5%
Operating income	$291.8	$470.1	$(178.3)	(38)%
Percentage of net revenues	5.8%	8.4%
Net income	$287.9	$310.2	$(22.3)	(7)%
Percentage of net revenues	5.7%	5.6%
Net income per share
Basic	$0.88	$0.97	$(0.09)	(9)%
Diluted	$0.86	$0.95	$(0.09)	(9)%

Operating cash flows	$788.1	$872.8	$(84.7)	(10)%
Stock repurchase plan activity	$—	$385.0	$(385.0)	(100)%
Cash dividends declared per common stock	$0.88	$0.88	$—	—%
DSO(1)	75	69	6	9%

Deferred revenue:
Deferred product revenue	$72.5	$92.1	$(19.6)	(21)%
Deferred service revenue	2,169.5	1,932.8	236.7	12%
Total	$2,242.0	$2,024.9	$217.1	11%

Deferred revenue from customer solutions(2)	$1,006.0	$843.4	$162.6	19%
Deferred revenue from hardware maintenance and professional services	1,236.0	1,181.5	54.5	5%
Total	$2,242.0	$2,024.9	$217.1	11%
________________________________
(1)     DSO is for the fourth quarter ended December 31, 2024, and 2023.
(2)     Includes deferred revenue from hardware solutions, software licenses, software support and maintenance and SaaS offerings sold in our Wide Area Networking, Data Center, and Campus and Branch customer solution categories.

•Net Revenues: Product net revenues decreased during 2024 compared to 2023 due to declines in Wide Area Networking and Campus and Branch, partially offset by an increase in Data Center, and from a vertical standpoint, the decrease was due to Service Provider and Enterprise, partially offset by an increase in Cloud. Net revenues decreased across all geographies. Service net revenues increased primarily driven by strong sales of SaaS subscriptions and software support and hardware support contracts.

Of our top ten customers for 2024, five were in Cloud, four were in Service Provider, and one was in Enterprise. Of these customers, two were located outside of the U.S.

•Gross Margin: Gross margin as a percentage of net revenues increased during 2024 compared to 2023 primarily due to higher service revenue mix combined with improved service margins and lower inventory-related expenses partially offset by unfavorable product mix and lower revenue.

•Operating Margin: Operating income as a percentage of net revenues decreased during 2024 compared to 2023 primarily due to higher merger-related charges incurred in connection with our pending acquisition by HPE, partially offset by the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to lower customer collections and one-time gain from unwinding of interest rate swap locks in August 2023.

•Capital Return: We continued to return capital to our stockholders. During 2024, we paid quarterly dividends of $0.22 per share, for an aggregate amount of $288.6 million.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to invoicing that occurred later in the quarter, partially offset by slightly higher revenue for the fourth quarter ended December 31, 2024 compared to the same period in 2023.

•Deferred Revenue: Total deferred revenue increased, primarily driven by the timing of contract renewals and increase in billings of SaaS and software license subscriptions.

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

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior years, certain customers placed advanced product orders in an effort to secure supply and as a result, we experienced elongated sales cycles. We have seen improvements in sales cycles in 2024 and expect to see continued improvements in 2025.

In prior years, we purchased additional inventory to meet customer demands and to mitigate supply constraints. As customers adopted a more conservative approach to spending, our mitigating actions resulted in increased inventory levels, and we increased inventory obsolescence charges in 2023. The inventory levels and excess and obsolescence charges have declined during 2024 and are expected to continue to decline in 2025.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to 2022 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 7, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at http://investor.juniper.net.

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Customer Solutions:
Wide Area Networking	$1,474.5	$1,839.3	$(364.8)	(20)%
Percentage of net revenues	29.1%	33.1%
Data Center	810.7	744.7	66.0	9%
Percentage of net revenues	16.0%	13.4%
Campus and Branch	1,172.5	1,391.8	(219.3)	(16)%
Percentage of net revenues	23.1%	25.0%
Hardware Maintenance and Professional Services	1,615.9	1,588.7	27.2	2%
Percentage of net revenues	31.8%	28.5%
Total net revenues	$5,073.6	$5,564.5	$(490.9)	(9)%

Customer Verticals:
Cloud	$1,235.6	$1,162.8	$72.8	6%
Percentage of net revenues	24.4%	20.9%
Service Provider	1,501.1	1,842.5	(341.4)	(19)%
Percentage of net revenues	29.6%	33.1%
Enterprise	2,336.9	2,559.2	(222.3)	(9)%
Percentage of net revenues	46.0%	46.0%
Total net revenues	$5,073.6	$5,564.5	$(490.9)	(9)%

Geographic Regions:
Americas:
United States	$2,884.2	$3,066.5	$(182.3)	(6)%
Other	228.3	266.8	(38.5)	(14)%
Total Americas	3,112.5	3,333.3	(220.8)	(7)%
Percentage of net revenues	61.3%	59.9%
EMEA	1,232.0	1,405.7	(173.7)	(12)%
Percentage of net revenues	24.3%	25.3%
APAC	729.1	825.5	(96.4)	(12)%
Percentage of net revenues	14.4%	14.8%
Total net revenues	$5,073.6	$5,564.5	$(490.9)	(9)%

Total net revenues decreased primarily due to decline in Wide Area Networking and Campus and Branch, which were mainly driven by lower sales volume, partially offset by an increase in Data Center and Hardware Maintenance and Professional Services.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change

Software and Related Services	$1,319.4	$1,223.4	$96.0	8%
Percentage of net revenues	26.0%	22.0%
Total Security	$539.0	$669.7	$(130.7)	(20)%
Percentage of net revenues	10.6%	12.0%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change

Product gross margin	$1,510.5	$1,850.9	$(340.4)	(18)%
Percentage of product revenues	50.0%	51.0%
Service gross margin	1,471.0	1,351.0	120.0	9%
Percentage of service revenues	71.6%	69.9%
Total gross margin	$2,981.5	$3,201.9	$(220.4)	(7)%
Percentage of net revenues	58.8%	57.5%

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

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher revenue, a 3% increase in maintenance revenue, 40% increase in SaaS revenue, 28% increase in professional services revenue, and ongoing productivity improvements.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change

Research and development	$1,150.5	$1,144.4	$6.1	1%
Percentage of net revenues	22.7%	20.6%
Sales and marketing	1,221.4	1,233.9	(12.5)	(1)%
Percentage of net revenues	24.1%	22.2%
General and administrative (1)	245.8	253.9	(8.1)	(3)%
Percentage of net revenues	4.8%	4.6%
Restructuring charges	10.1	98.0	(87.9)	(90)%
Percentage of net revenues	0.2%	1.8%
Merger-related charges (1)	61.9	1.6	60.3	N/M
Percentage of net revenues	1.2%	—%
Total operating expenses	$2,689.7	$2,731.8	$(42.1)	(2)%
Percentage of net revenues	53.0%	49.1%
__________________
N/M - Not meaningful
(1) The prior period amounts have been reclassified to conform to the current period presentation.

Our operating expenses have historically been driven in large part by personnel-related costs, including salaries and wages; commissions and bonuses, which we refer to collectively as variable compensation; benefits; share-based compensation; and travel. Facility and information technology, or IT, departmental costs are allocated to each department based on usage and headcount. We had a total of 11,271 and 11,144 employees as of December 31, 2024, and 2023, respectively. Our headcount increased by 127 employees, or 1%.

Sales and marketing

Sales and marketing expense decreased primarily due to lower marketing spend and decrease in personnel-related costs driven by lower variable compensation.

Restructuring charges

Restructuring charges decreased primarily due to higher expenses recorded in the prior year in connection with our restructuring plans approved in the third quarter of 2023. For further explanation of our restructuring charges, see Note 7, Restructuring Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Merger-related charges

Merger-related charges increased primarily due to higher professional services and financial advisory fees incurred in 2024 directly in connection with the pending Merger.

Gain (Loss) on Privately-Held Investments, Net

The following table presents the gain (loss) on privately-held investments, net (in millions, except percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Gain (loss) on privately-held investments, net	$0.7	$(97.3)	$98.0	N/M
Percentage of net revenues	—%	(1.7)%
_______________
N/M - Not meaningful

In 2024, the Company recognized an allowance for credit loss reserve on its privately-held debt and redeemable preferred stock investments and note receivables, offset by a gain from the sale of an investment accounted for under the equity method of accounting. The credit loss represents the difference between the estimated fair value or the amount expected to be collected and the amortized cost related to credit factors.

Other Income (Expense), Net

The following table presents other income (expense), net (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change

Interest income	$72.2	$50.6	$21.6	43%
Interest expense	(81.3)	(80.0)	(1.3)	2%
Gain on other investments, net (1)	13.1	6.0	7.1	118%
Other	1.5	(0.4)	1.9	N/M
Total other income (expense), net	$5.5	$(23.8)	$29.3	N/M
Percentage of net revenues	0.1%	(0.4)%
_______________
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

Total other income (expense), net, increased primarily due to higher interest income related to our fixed income investment portfolio, as a result of higher yields, and higher net gains from equity investments.

Income Tax Provision

The following table presents income tax provision (in millions, except percentages):

	Years Ended December 31,
	2024	2023	$ Change	% Change

Income tax provision	$0.5	$29.2	$(28.7)	(98)%
Effective tax rate	0.2%	8.4%

The effective tax rate for fiscal year 2024 was lower than fiscal year 2023, primarily due to the net difference in discrete items in the comparable years. For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and further explanation of our income tax provision, see Note 12, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. In 2024, the new regulations resulted in incremental cash tax payments of approximately $85 million and a reduction in our effective tax rate due to increased benefit from U.S. foreign-derived intangible income and an increased federal R&D credit. Future impacts will primarily depend on if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in those respective years. The impact in future years should gradually decrease over the five- and fifteen-year amortization periods. The Company’s future effective tax rate may be impacted.

European Union members and certain other countries initiated legislation to adopt global minimum tax provisions in 2023, which are intended to be effective for tax years beginning after 2023. We did not incur significant global minimum taxes in 2024 and do not expect to incur significant global minimum taxes in 2025.

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

Revolving Credit Facility

In June 2023, we entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. As of December 31, 2024, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. In connection with our entry into the Merger Agreement, certain terms limit our ability to drawdown the full amount of $500.0 million available under the Revolving Credit Facility. Refer to Note 8, Debt and Financing, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for information on the credit agreement.

Debt

As of December 31, 2024, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1,700.0 million (collectively the "Notes"), of which $400.0 million is payable within 12 months. As of December 31, 2024, future interest payments associated with the Notes total $539.3 million, with $55.4 million payable within 12 months.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of December 31, 2024, we had purchase commitments of $888.3 million, with $864.7 million payable within 12 months.

Tax

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Act. The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. As of December 31, 2024, the balance of our transition tax obligation was $102.0 million and is payable within 12 months.

As of December 31, 2024, the Company had $83.5 million included in long-term income taxes payable on the Consolidated Balance Sheets, primarily related to unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

In 2024, we made tax payments of approximately $289.0 million of which approximately $85.0 million can be attributed to the capitalization and amortization requirements for R&D expenditures pursuant to the Tax Act.

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 12 years and 1 to 5 years, respectively. As of December 31, 2024, we had fixed lease payment obligations of $213.8 million, with $46.1 million payable within 12 months.

Unconditional Purchase Obligations - Other

Unconditional purchase obligations consist of agreements that include firm and non-cancelable terms to transfer funds in the future for fixed or minimum amounts or quantities to be purchased at fixed or minimum prices. As of December 31, 2024, we had unconditional purchase obligations of $115.5 million, with $76.1 million payable within 12 months. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our unconditional purchase obligations.

Guarantees

We have financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs, and customs of $27.8 million as of December 31, 2024.

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

In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the fiscal year ended December 31, 2024. See Note 9, Equity, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of the 2018 Stock Repurchase Program. As of December 31, 2024, there was $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for discussion of our dividend declaration subsequent to December 31, 2024.

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

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2024 and 2023 that are sensitive to changes in interest rates assuming immediate parallel shifts in the yield curve of 50 basis points, or BPS, 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate (in millions):

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2024	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$815.6	$812.9	$810.2	$807.5	$804.8	$802.1	$799.3

	- 150 BPS	- 100 BPS	- 50 BPS	Fair Value as of December 31, 2023	+ 50 BPS	+ 100 BPS	+ 150 BPS
Available-for-sale fixed income securities	$583.0	$581.7	$580.5	$579.3	$578.0	$576.8	$575.5

Interest rate swap contracts

The Company uses interest rate swap contracts to convert certain of our fixed interest rate notes to floating interest rates based on the Secured Overnight Financing Rate (SOFR), resulting in a net increase or decrease in interest expense. These swap contracts hedge against the interest rate risk exposures of the designated debt issuances. As of December 31, 2024 and December 31, 2023, the aggregate notional amount of the interest rate swap contracts was $600.0 million. As of December 31, 2024 and December 31, 2023, the fair value of the interest rate swap contracts resulted in a liability of $77.0 million and $73.6 million, respectively. A hypothetical 10% change in the interest rates as of December 31, 2024 would not have had a material impact to our operating results or the fair value of the interest rate swap contracts.

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies, including the British Pound, Chinese Yuan, Euro, and the Indian Rupee. Approximately 75% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of twelve months or less. The change in foreign currency exchange rates compared to prior periods resulted in a reduction to our operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, by $8.3 million, or 0.2%, and by

$20.5 million, or 0.5%, for the year ended December 31, 2024 and December 31, 2023, respectively. See Note 4, Derivative Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of our derivative and hedging activity.

We have performed a sensitivity analysis as of December 31, 2024 and as of December 31, 2023, using a modeling technique that measures the change in the amount of non-U.S. Dollar cash, cash equivalents, and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2024 and December 31, 2023, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents, and investments we would report in U.S. Dollars as of December 31, 2024 and December 31, 2023 by $47.4 million, or 2.7%, and by $35.8 million, or 2.7%, respectively.

Equity Price Risk

We have also invested in privately-held companies. Depending on the nature of these investments, some can be carried at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment, and others can be carried at fair value. An investment under the equity method of accounting is initially measured at fair value and subsequently adjusted for any impairment, investee capital transactions, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The carrying values of our investments in privately-held companies were $84.2 million and $121.9 million as of December 31, 2024 and December 31, 2023, respectively. The privately-held companies in which we invest can still be considered to be in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Auditing the Company’s revenue recognition was challenging, specifically related to identifying and determining the distinct performance obligations and the associated timing of revenue recognition for significant arrangements that involve negotiation of otherwise standard terms with the customer. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

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

February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Juniper Networks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juniper Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 21, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 21, 2025

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net revenues:
Product	$3,020.0	$3,632.5	$3,539.9
Service	2,053.6	1,932.0	1,761.3
Total net revenues	5,073.6	5,564.5	5,301.2
Cost of revenues:
Product	1,509.5	1,781.6	1,761.7
Service	582.6	581.0	581.2
Total cost of revenues	2,092.1	2,362.6	2,342.9
Gross margin	2,981.5	3,201.9	2,958.3
Operating expenses:
Research and development	1,150.5	1,144.4	1,036.1
Sales and marketing	1,221.4	1,233.9	1,133.4
General and administrative (1)	245.8	253.9	249.5
Restructuring charges	10.1	98.0	20.2
Merger-related charges (1) (2)	61.9	1.6	—
Total operating expenses	2,689.7	2,731.8	2,439.2
Operating income	291.8	470.1	519.1
Gain (loss) on privately-held investments, net	0.7	(97.3)	20.4
Gain on divestiture	—	—	45.8
Other income (expense), net	5.5	(23.8)	(49.0)
Income before income taxes and loss from equity method investment	298.0	349.0	536.3
Income tax provision	0.5	29.2	60.5
Loss from equity method investment, net of tax	9.6	9.6	4.8
Net income	$287.9	$310.2	$471.0

Net income per share:
Basic	$0.88	$0.97	$1.46
Diluted	$0.86	$0.95	$1.43
Shares used in computing net income per share:
Basic	327.2	320.0	322.1
Diluted	334.6	325.9	329.5
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.
(2) Represents charges incurred directly in connection with the pending merger with HPE. See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further information.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$287.9	$310.2	$471.0
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Change in net unrealized gains and losses	(27.2)	7.1	(6.5)
Net realized losses (gains) reclassified into net income	(0.6)	—	0.4
Net change on available-for-sale debt securities	(27.8)	7.1	(6.1)
Cash flow hedges:
Change in net unrealized gains and losses	(16.4)	11.7	15.7
Net realized losses reclassified into net income	6.6	29.1	26.8
Net change on cash flow hedges	(9.8)	40.8	42.5
Change in foreign currency translation adjustments	(17.1)	(3.0)	(30.1)
Other comprehensive income (loss), net	(54.7)	44.9	6.3
Comprehensive income	$233.2	$355.1	$477.3

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,224.3	$1,068.1
Short-term investments	160.3	139.4
Accounts receivable, net of allowance for credit losses of $5.8 and $9.8 as of December 31, 2024 and 2023, respectively	1,163.3	1,044.1
Inventory	830.1	952.4
Prepaid expenses and other current assets	467.6	591.5
Total current assets	3,845.6	3,795.5
Property and equipment, net	680.2	689.9
Operating lease assets	160.2	111.4
Long-term investments	385.4	116.8
Purchased intangible assets, net	42.6	91.8
Goodwill	3,734.3	3,734.4
Other long-term assets	1,159.7	978.7
Total assets	$10,008.0	$9,518.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256.5	$295.1
Accrued compensation	357.8	292.2
Deferred revenue	1,228.4	1,130.0
Short-term portion of long-term debt	399.4	—
Other accrued liabilities	399.9	386.7
Total current liabilities	2,642.0	2,104.0
Long-term debt	1,215.7	1,616.8
Long-term deferred revenue	1,013.6	894.9
Long-term income taxes payable	83.5	204.5
Long-term operating lease liabilities	135.5	82.9
Other long-term liabilities	133.5	122.7
Total liabilities	5,223.8	5,025.8
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 332.6 shares and 320.3 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	6,810.2	6,740.0
Accumulated other comprehensive income	(5.6)	49.1
Accumulated deficit	(2,020.4)	(2,296.4)
Total stockholders' equity	4,784.2	4,492.7
Total liabilities and stockholders' equity	$10,008.0	$9,518.5

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$287.9	$310.2	$471.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	290.8	279.4	209.3
Depreciation, amortization, and accretion	156.9	194.7	217.7
Deferred income taxes	(222.0)	(262.1)	(222.5)
Provision for inventory excess and obsolescence	33.3	109.8	36.9
Operating lease assets expense	43.1	40.7	40.3
Gain on divestiture	—	—	(45.8)
Loss (gain) on privately-held investments, net	(0.7)	97.3	(20.4)
Loss from equity method investment	9.6	9.6	4.8
Impairment of assets	5.5	28.0	5.1
Loss (gain) on publicly-traded investments and others	(7.5)	(4.8)	12.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(119.9)	183.4	(232.0)
Inventory	82.8	(484.4)	(394.2)
Prepaid expenses and other assets	103.8	182.2	(299.0)
Accounts payable	(31.6)	(51.9)	67.4
Accrued compensation	70.3	(13.2)	(23.1)
Income taxes payable	(68.2)	(99.6)	21.1
Other accrued liabilities	(64.1)	(7.5)	(3.3)
Deferred revenue	218.1	361.0	251.6
Net cash provided by operating activities	788.1	872.8	97.6
Cash flows from investing activities:
Purchases of property and equipment	(115.5)	(159.4)	(105.1)
Proceeds from divestiture, net	—	—	89.1
Purchases of available-for-sale debt securities	(600.0)	(155.0)	(104.1)
Proceeds from sales of available-for-sale debt securities	59.0	31.9	118.2
Proceeds from maturities and redemptions of available-for-sale debt securities	239.2	217.3	390.3
Purchases of equity securities	(9.2)	(11.6)	(16.5)
Proceeds from sales of equity securities	6.2	15.7	47.7
Proceeds from sale of equity method investment	30.0	—	—
Subsequent payments related to acquisitions in prior years	—	(0.7)	(14.6)
Funding of loan receivable and other	—	(5.8)	2.5
Net cash provided by (used in) investing activities	(390.3)	(67.6)	407.5
Cash flows from financing activities:
Repurchase and retirement of common stock (1)	—	(385.0)	(299.7)
Shares repurchased and retired for tax withholding on vesting of restricted stock (1)	(17.9)	(12.6)	(15.5)
Proceeds from issuance of common stock	73.4	61.9	57.2
Payment of dividends	(288.6)	(280.8)	(270.4)
Payment of debt issuance costs and other	0.4	(2.3)	—
Net cash used in financing activities	(232.7)	(618.8)	(528.4)

	Years Ended December 31,
	2024	2023	2022
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(13.6)	0.2	(21.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	151.5	186.6	(45.0)
Cash, cash equivalents, and restricted cash at beginning of period	1,084.3	897.7	942.7
Cash, cash equivalents, and restricted cash at end of period	$1,235.8	$1,084.3	$897.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$82.6	$81.5	$67.3
Cash paid for income taxes, net	$284.1	$400.9	$253.2

Non-cash investing activity:
Equity method investment	$—	$—	$40.3
__________________
(1) The prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)

	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	321.6	$6,972.6	$(2.1)	$(2,653.6)	$4,316.9
Net income	—	—	—	471.0	471.0
Other comprehensive loss, net	—	—	6.3	—	6.3
Issuance of common stock	10.9	57.2	—	—	57.2
Repurchase and retirement of common stock (1)	(9.2)	(116.6)	—	(183.1)	(299.7)
Shares withheld for tax withholding on vesting of restricted stock (1)	(0.4)	(5.7)	—	(9.8)	(15.5)
Share-based compensation expense	—	209.3	—	—	209.3
Payments of cash dividends ($0.84 per share of common stock)	—	(270.4)	—	—	(270.4)
Balance at December 31, 2022	322.9	6,846.4	4.2	(2,375.5)	4,475.1
Net income	—	—	—	310.2	310.2
Other comprehensive income, net	—	—	44.9	—	44.9
Issuance of common stock	10.8	61.9	—	—	61.9
Repurchase and retirement of common stock (1)	(13.0)	(161.9)	—	(223.1)	(385.0)
Shares withheld for tax withholding on vesting of restricted stock and other (1)	(0.4)	(5.4)	—	(8.0)	(13.4)
Share-based compensation expense	—	279.8	—	—	279.8
Payments of cash dividends ($0.88 per share of common stock)	—	(280.8)	—	—	(280.8)
Balance at December 31, 2023	320.3	6,740.0	49.1	(2,296.4)	4,492.7
Net income	—	—	—	287.9	287.9
Other comprehensive loss, net	—	—	(54.7)	—	(54.7)
Issuance of common stock	12.8	73.4	—	—	73.4
Shares withheld for tax withholding on vesting of restricted stock and other	(0.5)	(5.8)	—	(11.9)	(17.7)
Share-based compensation expense	—	291.2	—	—	291.2
Payments of cash dividends ($0.88 per share of common stock)	—	(288.6)	—	—	(288.6)
Balance at December 31, 2024	332.6	$6,810.2	$(5.6)	$(2,020.4)	$4,784.2
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

The completion of the Merger is subject to the receipt of regulatory approvals and other customary closing conditions. On January 30, 2025, the U.S. Department of Justice (the “DOJ”) filed a complaint seeking to enjoin the Merger and block the acquisition of Juniper by HPE. Both the Company and HPE have stated their disagreement with the DOJ’s concerns, and we remain fully committed to completing it. As of the date of this filing, we have received all required regulatory approvals and clearances from all applicable countries, other than the U.S. and Israel. If the transaction is consummated, the Company's common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by April 9, 2025, as may be automatically further extended pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, HPE is required to pay the Company a termination fee equal to $815.0 million.

In connection with the pending Merger, the Company incurred $61.9 million and $1.6 million of expenses for the year ended December 31, 2024 and 2023, respectively, including professional services, financial advisory fees, and certain retention costs, all of which were recorded within “Merger-related charges” in the Consolidated Statements of Operations.

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

Investments in Equity Securities

The Company's investments in equity securities with readily determinable fair values consist of money market funds, mutual funds, and an investment in a public company. These investments are measured at fair value with changes in fair value recognized in the Consolidated Statements of Operations.

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

The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not have control over the investee, under the equity method of accounting. The investment is initially measured at fair value and subsequently adjusted for any impairment, investee capital transactions, dividend received, plus or minus the Company's proportionate share of the equity method investee's income or loss. The Company records its interest in the net earnings or loss of its equity method investment along with adjustments for unrealized profits or losses on intra-entity transactions, within its Consolidated Statements of Operations. Depending on the timing of such financial statements of the investee, there may be a lag between the timing of such financial statement and the Company's quarter-end date. For the Company's sole equity method investment, the Company's share of the investee's net earnings or loss is recorded two months in arrears. The Company records an impairment when factors indicate that the carrying amount of the investment might not be recoverable. In December 2024, the Company sold its investment accounted for under the equity method of accounting. Refer to Note 2, Cash Equivalents and Investments.

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

The Company uses interest rate lock contracts, which fix the benchmark interest rates of future debt issuance. The Company records changes in fair value of these contracts in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, in the period of change. When the forecasted transaction occurs, the Company will start to amortize the accumulated gains or losses included as a component of other comprehensive income (loss) related to the interest rate lock cash flow hedges to interest expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains or losses on the related cash flow hedge from accumulated other comprehensive income (loss) will be reclassified to other income and expense within the income statement. During the year ended December 31, 2024, the Company terminated these interest rate lock contracts. Refer to Note 4, Derivative Instruments.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. As of December 31, 2024, the Company did not have any finance leases. Operating leases are included in operating lease right-of-use ("ROU") assets, other accrued liabilities, and operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Costs to produce advertising were approximately $3.9 million, $4.9 million, and $7.4 million for 2024, 2023 and 2022, respectively. Costs to communicate advertising totaled approximately $13.3 million, $25.9 million, and $30.0 million, for 2024, 2023, and 2022, respectively.

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

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. For the years ended December 31, 2024, 2023, and 2022, no single customer accounted for 10% or more of net revenues.

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

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures: Effective January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. The adoption of ASU 2023-07 did not have a material impact on the Company's Consolidated Financial Statements.

Recent Accounting Standards Not Yet Adopted

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

Disaggregation of Income Statement Expenses: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Consolidated Statements of Operations. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of this pronouncement on its financial statement disclosures.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of December 31, 2024 and December 31, 2023 (in millions):

	As of December 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$106.6	$0.4	$(0.5)	$106.5	$38.2	$0.2	$(0.4)	$38.0
Certificates of deposit	6.8	—	—	6.8	3.0	—	—	3.0
Commercial paper	77.2	—	—	77.2	41.1	—	—	41.1
Corporate debt securities	308.8	0.9	(0.3)	309.4	160.2	0.7	(1.3)	159.6
Foreign government debt securities	—	—	—	—	5.3	—	(0.2)	5.1
Time deposits	202.2	—	—	202.2	273.6	—	—	273.6
U.S. government agency securities	6.0	—	—	6.0	4.0	—	—	4.0
U.S. government securities	99.2	0.1	—	99.3	54.8	0.1	—	54.9
Total fixed income securities	806.8	1.4	(0.8)	807.4	580.2	1.0	(1.9)	579.3
Privately-held debt and redeemable preferred stock securities	45.8	—	(15.4)	30.4	20.6	37.4	(8.3)	49.7
Total available-for-sale debt securities	$852.6	$1.4	$(16.2)	$837.8	$600.8	$38.4	$(10.2)	$629.0

Reported as:
Cash equivalents	$273.9	$—	$—	$273.9	$328.2	$—	$—	$328.2
Short-term investments	147.9	0.2	—	148.1	135.7	—	(1.4)	134.3
Long-term investments	385.0	1.2	(0.8)	385.4	116.3	1.0	(0.5)	116.8
Other long-term assets	45.8	—	(15.4)	30.4	20.6	37.4	(8.3)	49.7
Total	$852.6	$1.4	$(16.2)	$837.8	$600.8	$38.4	$(10.2)	$629.0

The following table presents the contractual maturities of the Company's total fixed income securities as of December 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$421.8	$422.0
Due between one and five years	385.0	385.4
Total	$806.8	$807.4

As of December 31, 2024, the Company had an unrealized loss of $0.8 million from 72 fixed income available-for-sale debt securities, of which $0.6 million was from investments in an unrealized loss position for less than 12 months, and $0.2 million was from investments in an unrealized loss position for more than 12 months. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2024 and December 31, 2023.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
During the years ended December 31, 2024 and December 31, 2023, the Company recognized an allowance for credit loss of $7.1 million and $8.3 million, respectively, on privately-held debt and redeemable preferred stock investments. During the year ended December 31, 2022, there were no credit losses related to the Company's privately-held debt and redeemable preferred stock investments. As of December 31, 2024 and 2023, the Company had an allowance for credit loss of $15.4 million and $8.3 million, respectively, on its privately-held debt and redeemable preferred stock investments. The credit loss represents the difference between the estimated fair value and the cost of the investment related to the credit factors. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and evaluating the investee’s financial condition in relation to its outstanding obligations.

During the years ended December 31, 2024, 2023, and 2022, the Company had no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of December 31, 2024 and 2023 (in millions):

	As of December 31,
	2024	2023
Equity investments with readily determinable fair value
Money market funds	$562.6	$337.5
Mutual funds	49.1	38.0
Publicly-traded equity securities	12.2	5.1
Equity investments without readily determinable fair value	53.8	45.8
Equity investment under the equity method of accounting	—	26.4
Total equity securities	$677.7	$452.8

Reported as:
Cash equivalents	$562.6	$337.5
Short-term investments	12.2	5.1
Prepaid expenses and other current assets	3.5	2.5
Other long-term assets	99.4	107.7
Total	$677.7	$452.8

During the years ended December 31, 2024, 2023, and 2022, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair values or equity investments without readily determinable fair value except for $89.9 million of unrealized losses recognized for equity securities without readily determinable fair value during the year ended December 31, 2023. The unrealized losses represent the difference between the estimated fair values and the carrying values of equity investments without readily determinable fair value. The Company estimated the fair value of these investments based on quantitative and qualitative analysis. This analysis involved use of judgment, significant estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluating the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.

During the year ended December 31, 2024, we sold our entire investment accounted for under the equity method of accounting for $30.0 million and recorded a gain of $13.2 million within "Gain (loss) on privately-held investments, net" in the Consolidated Statement of Operations. As of December 31, 2023, the Company's ownership in the investment accounted for under the equity method of accounting represented approximately 24.1%. During the years ended December 31, 2024, 2023 and 2022, the loss recognized from the Company's share of the equity method investment's profit and loss was $9.6 million, $9.6 million and $4.8 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of December 31, 2024, the carrying value of restricted cash and investments was $60.6 million, of which $12.6 million was included in prepaid expenses and other current assets and $48.0 million was included in other long-term assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$1,224.3	$1,068.1
Restricted cash included in Prepaid expenses and other current assets	9.2	13.8
Restricted cash included in Other long-term assets	2.3	2.4
Total cash, cash equivalents, and restricted cash	$1,235.8	$1,084.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$106.5	$—	$106.5	$—	$38.0	$—	$38.0
Certificates of deposit	—	6.8	—	6.8	—	3.0	—	3.0
Commercial paper	—	77.2	—	77.2	—	41.1	—	41.1
Corporate debt securities	—	309.4	—	309.4	—	159.6	—	159.6
Foreign government debt securities	—	—	—	—	—	5.1	—	5.1
Time deposits	—	202.2	—	202.2	—	273.6	—	273.6
U.S. government agency securities	—	6.0	—	6.0	—	4.0	—	4.0
U.S. government securities	58.4	40.9	—	99.3	20.0	34.9	—	54.9
Privately-held debt and redeemable preferred stock securities	—	—	30.4	30.4	—	—	49.7	49.7
Total available-for-sale debt securities	58.4	749.0	30.4	837.8	20.0	559.3	49.7	629.0
Equity securities:
Money market funds	562.6	—	—	562.6	337.5	—	—	337.5
Mutual funds	49.1	—	—	49.1	38.0	—	—	38.0
Publicly-traded equity securities	12.2	—	—	12.2	5.1	—	—	5.1
Total equity securities	623.9	—	—	623.9	380.6	—	—	380.6
Derivative assets:
Foreign exchange contracts	—	1.1	—	1.1	—	7.2	—	7.2
Interest rate contracts	—	—	—	—	—	—	—	—
Total derivative assets	—	1.1	—	1.1	—	7.2	—	7.2
Total assets measured at fair value on a recurring basis	$682.3	$750.1	$30.4	$1,462.8	$400.6	$566.5	$49.7	$1,016.8
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(12.0)	$—	$(12.0)	$—	$(7.2)	$—	$(7.2)
Interest rate contracts	—	(77.0)	—	(77.0)	—	(73.6)	—	(73.6)
Total derivative liabilities	—	(89.0)	—	(89.0)	—	(80.8)	—	(80.8)
Total liabilities measured at fair value on a recurring basis	$—	$(89.0)	$—	$(89.0)	$—	$(80.8)	$—	$(80.8)

Total assets, reported as:
Cash equivalents	$562.6	$273.9	$—	$836.5	$337.5	$328.2	$—	$665.7
Short-term investments	21.5	138.8	—	160.3	12.8	126.6	—	139.4
Long-term investments	49.1	336.3	—	385.4	12.3	104.5	—	116.8
Prepaid expenses and other current assets	3.5	1.1	—	4.6	2.5	4.6	—	7.1
Other long-term assets	45.6	—	30.4	76.0	35.5	2.6	49.7	87.8
Total assets measured at fair value on a recurring basis	$682.3	$750.1	$30.4	$1,462.8	$400.6	$566.5	$49.7	$1,016.8

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Total liabilities, reported as:
Other accrued liabilities	$—	$(12.0)	$—	$(12.0)	$—	$(6.2)	$—	$(6.2)
Other long-term liabilities	—	(77.0)	—	(77.0)	—	(74.6)	—	(74.6)
Total liabilities measured at fair value on a recurring basis	$—	$(89.0)	$—	$(89.0)	$—	$(80.8)	$—	$(80.8)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the years ended December 31, 2024 and 2023, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During 2024, the Company invested in a convertible note of a privately-held company for a principal amount of $25.0 million with a maturity of two years. During the year ended December 31, 2024, the Company recognized a credit loss of $7.1 million on its privately-held debt and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value and investments accounted for under the equity method of accounting, on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of December 31, 2024, cumulative impairments and downward adjustments for equity securities without readily determinable fair value were $89.9 million. Refer to Note 2, Cash Equivalents and Investments. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets, goodwill and property plant and equipment, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company recognized impairment charges of $28.0 million, which related to the Company's property and equipment and other assets.

As of December 31, 2024 and 2023, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2024 and December 31, 2023, the estimated fair value of the Company's total outstanding debt in the Consolidated Balance Sheets was $1,591.4 million and $1,581.7 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Derivative Instruments

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of December 31,
	2024	2023
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$402.6	$801.0
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	$1,002.6	$1,401.0

Non-designated derivatives	211.2	200.7
Total	$1,213.8	$1,601.7

The fair value of derivative instruments on the Consolidated Balance Sheets was as follows:

		As of December 31,
	Balance Sheet Location	2024	2023
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$1.0	$4.4
Foreign currency contracts as cash flow hedges	Other long-term assets	—	2.7
Total derivatives designated as hedging instruments		$1.0	$7.1
Derivatives not designated as hedging instruments	Other current assets	0.1	0.1
Total derivative assets		$1.1	$7.2
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$11.8	$6.0
Foreign currency contracts	Other long-term liabilities	—	1.0
Interest rate swap contracts	Other long-term liabilities	77.0	73.6
Total derivatives designated as hedging instruments		$88.8	$80.6
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$89.0	$80.8

Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $1.1 million and $7.2 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and have maturities of twelve months or less.

The Company enters into interest rate swap contracts, designated as fair value hedges, to convert the fixed interest rates of certain Senior Notes ("Notes") to floating interest rates. In April 2021, the Company entered into these contracts for an aggregate notional amount of $300.0 million for its fixed-rate Notes maturing in December 2030 in addition to the contracts

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Effect of Derivative Instruments on the Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized loss of $17.3 million, unrealized gain of $15.1 million and unrealized gain of $33.1 million in accumulated other comprehensive loss for the effective portion of its derivative instruments during the years ended December 31, 2024, 2023, and 2022, respectively.

For foreign currency contracts, the Company reclassified a loss of $6.3 million, $29.8 million and $25.8 million out of accumulated other comprehensive loss to cost of revenues and operating expenses in the Consolidated Statements of Operations during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, an estimated $10.9 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Consolidated Statements of Operations, were not material during the years ended December 31, 2024, 2023, and 2022, respectively.

See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for the Company’s policy regarding the offsetting of derivative assets and derivative liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The Company's goodwill activity was as follows (in millions):

Amount
December 31, 2022	$3,734.4
Foreign Currency Translation	—
December 31, 2023	3,734.4
Foreign Currency Translation	(0.1)
December 31, 2024	$3,734.3

We conducted our annual impairment test of goodwill during the fourth quarter of 2024; the estimated fair value of our reporting unit was substantially in excess of the carrying value. There was no goodwill impairment during the years ended December 31, 2024, 2023, and 2022.

Purchased Intangible Assets

The Company’s purchased intangible assets, net, were as follows (in millions):

	As of December 31, 2024				As of December 31, 2023
	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net	Gross	Accumulated Amortization	Accumulated Impairments and Other Charges	Net
Finite-lived intangible assets:
Technologies and patents	$913.1	$(821.0)	$(55.1)	$37.0	$913.1	$(779.1)	$(55.1)	$78.9
Customer contracts, support agreements, and related relationships	136.3	(128.0)	(2.8)	5.5	136.3	(120.9)	(2.8)	12.6
Trade names and other	9.6	(9.6)	—	—	9.6	(9.3)	—	0.3
Total purchased intangible assets	$1,059.0	$(958.6)	$(57.9)	$42.5	$1,059.0	$(909.3)	$(57.9)	$91.8

Amortization expense related to purchased intangible assets with finite lives was $49.3 million, $68.7 million, and $74.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no significant impairment charges related to purchased intangible assets during the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, the estimated future amortization expense of purchased intangible assets with finite lives was as follows (in millions):

Years Ending December 31,	Amount
2025	$39.6
2026	2.9
Thereafter	—
Total	$42.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of December 31,
	2024	2023
Production and service materials	$592.7	$719.0
Finished goods	292.7	299.0
Total inventory	$885.4	$1,018.0

Reported as:
Inventory	$830.1	$952.4
Other long-term assets (1)	55.3	65.6
Total inventory	$885.4	$1,018.0
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2024	2023
Contract manufacturer deposits	$127.1	$316.4
Prepaid expenses	156.9	140.9
Other current assets	183.6	134.2
Total prepaid expenses and other current assets	$467.6	$591.5

During the year ended December 31, 2024, the Company recorded an allowance for credit loss of $7.7 million on note receivables due from a privately-held investee. During the years ended December 31, 2023 and December 31, 2022, the Company did not record any material allowance for credit loss. The credit loss represents the difference between the net amount expected to be collected and the amortized cost of the note receivable.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2024	2023
Computers and equipment	$1,008.9	$990.0
Software	219.1	221.3
Leasehold improvements	182.6	185.9
Furniture and fixtures	44.7	45.3
Building and building improvements	294.6	292.8
Land and land improvements	243.6	243.6
Construction-in-process	20.9	4.1
Property and equipment, gross	2,014.4	1,983.0
Accumulated depreciation	(1,334.2)	(1,293.1)
Property and equipment, net	$680.2	$689.9

Depreciation expense was $112.4 million, $123.5 million, and $137.7 million in 2024, 2023, and 2022, respectively.

Warranties

Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2024	2023
Beginning balance	$29.4	$29.5
Provisions made during the period, net	40.3	31.9
Actual costs incurred during the period	(38.9)	(32.0)
Ending balance	$30.8	$29.4

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2024	2023
Deferred product revenue, net	$72.5	$92.1
Deferred service revenue, net	2,169.5	1,932.8
Total	$2,242.0	$2,024.9
Reported as:
Current	$1,228.4	$1,130.0
Long-term	1,013.6	894.9
Total	$2,242.0	$2,024.9

Revenue

See Note 11, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $64.5 million included in deferred revenue at January 1, 2024 was recognized during the year ended December 31, 2024. Service revenue of $1,031.9 million included in deferred revenue at January 1, 2024 was recognized during the year ended December 31, 2024.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Remaining Performance Obligations

Remaining Performance Obligations (RPO) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of December 31, 2024 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$72.9	$59.4	$11.9	$1.6
Service	2,178.7	1,174.8	770.0	233.9
Total	$2,251.6	$1,234.2	$781.9	$235.5
_______________
(1) The Company's RPO does not include backlog. Backlog consists of purchase orders for products primarily expected to be shipped to the Company's distributors, resellers, or end-customers within the next ninety days. The following amounts are not included in the Company's backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including software as a service (SaaS), and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred Contract Costs

Deferred contract costs were $48.7 million and $41.9 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, amortization expense for the deferred contract cost were $99.4 million and $42.4 million, respectively, and there were no material impairment charges recognized.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Interest income	$72.2	$50.6	$19.6
Interest expense	(81.3)	(80.0)	(58.6)
Gain (loss) on other investments, net (1)	13.1	6.0	(11.6)
Other	1.5	(0.4)	1.6
Other income (expense), net	$5.5	$(23.8)	$(49.0)
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

The following table presents restructuring charges included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2024	2023	2022
Employee severance	$6.7	$56.8	$12.4
Facility exit-related and asset impairments	2.7	22.1	3.1
Contract terminations and other	0.7	19.1	4.7
Total	$10.1	$98.0	$20.2

2024 Restructuring Plan

During the third quarter of 2024, the Company initiated a restructuring plan designed to realign its workforce with the Company's strategic objectives, which resulted in employee severance costs from a workforce reduction. As of December 31, 2024, approved actions under this plan have been substantially completed.

Prior Year Restructuring Activities

In 2022 and 2023, the Company initiated restructuring plans to realign the organization and enable investments in long-term growth opportunities, which resulted in severance costs from workforce reductions, facility exit-related costs, asset impairment, contract terminations, and other restructuring-related charges. As of December 31, 2024, activities under these plans have been substantially completed.

Restructuring Liabilities
The following table presents changes in the restructuring liabilities (in millions):

	Year Ended December 31, 2024
	Employee severance	Facility exit-related and asset impairments	Contract terminations and other	Total
Liability as of December 31, 2023	$30.0	$0.4	$3.2	$33.6
Charges	6.7	2.7	0.7	10.1
Cash payments	(32.2)	(0.2)	(3.9)	(36.3)
Non-cash items	(0.6)	(2.9)	—	(3.5)
Liability as of December 31, 2024	$3.9	$—	$—	$3.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Debt and Financing

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of December 31,
	Maturity Date	Effective Interest Rates	2024	2023
Senior Notes ("Notes"):
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(7.9)	(9.6)
Hedge accounting fair value adjustments(*)			(77.0)	(73.6)
Total			$1,615.1	$1,616.8
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

As of December 31, 2024, the Company's aggregate debt maturities based on outstanding principal were as follows (in millions):

Years Ending December 31,	Amount
2025	$400.0
2026	—
2027	—
2028	—
2029	500.0
Thereafter	800.0
Total	$1,700.0

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

As of December 31, 2024, the Company was in compliance with all covenants in the indentures governing the Notes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Revolving Credit Facility

In June 2023, the Company entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. Proceeds of loans made under the Revolving Credit Facility may be used by the Company for general corporate purposes. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement.

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

As of December 31, 2024, no amounts were outstanding under the Revolving Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold receivables of $13.3 million, $37.4 million and $50.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Company received cash proceeds from financing providers of $11.3 million, $48.0 million, and $41.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and December 31, 2023, the amounts owed by the financing providers were $2.4 million and $0.6 million, respectively, which were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Equity

The following table summarizes dividends paid, stock repurchases and retirements under the Company's stock repurchase programs, and stock repurchases for tax withholdings (in millions, except per share amounts):

	Dividends		Stock Repurchases				Total
Year	Per Share	Amount	Shares	Average price per share	Amount	Tax Withholding Amount	Amount
2024	$0.88	$288.6	—	$—	$—	$17.9	$306.5
2023	$0.88	$280.8	13.1	$29.47	$385.0	$12.7	$678.5
2022	$0.84	$270.4	9.2	$32.32	$299.7	$15.4	$585.5

Cash Dividends on Shares of Common Stock

During 2024, 2023, and 2022, the Company declared and paid quarterly cash dividends of $0.22, $0.22, and $0.21 per common share, totaling $288.6 million, $280.8 million, and $270.4 million, respectively, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper or an authorized committee thereof. See Note 15, Subsequent Events, for discussion of the Company's dividend declaration subsequent to December 31, 2024.

Stock Repurchase Activities

In January 2018, the Board approved a $2.0 billion share repurchase program ("2018 Stock Repurchase Program"). In October 2019, the Board authorized a $1.0 billion increase to the 2018 Stock Repurchase Program for a total of $3.0 billion.

As of December 31, 2024, there were $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with its entry into the Merger Agreement, the Company is required to suspend its stock repurchase program and did not repurchase its common stock during the fiscal year ended December 31, 2024.

In addition, the Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were $17.9 million, $12.7 million, and $15.4 million during 2024, 2023, and 2022, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities(1)	Unrealized Gains/Losses on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$27.9	$19.0	$(49.0)	$(2.1)
Other comprehensive income (loss) before reclassifications	(6.5)	15.7	(30.1)	(20.9)
Amount reclassified from accumulated other comprehensive income (loss)	0.4	26.8	—	27.2
Other comprehensive income (loss), net	(6.1)	42.5	(30.1)	6.3
Balance as of December 31, 2022	$21.8	$61.5	$(79.1)	$4.2
Other comprehensive income (loss) before reclassifications	7.1	11.7	(3.0)	15.8
Amount reclassified from accumulated other comprehensive income (loss)	—	29.1	—	29.1
Other comprehensive income (loss), net	7.1	40.8	(3.0)	44.9
Balance as of December 31, 2023	$28.9	$102.3	$(82.1)	$49.1
Other comprehensive income (loss) before reclassifications	(27.2)	(16.4)	(17.1)	(60.7)
Amount reclassified from accumulated other comprehensive income (loss)	(0.6)	6.6	—	6.0
Other comprehensive income (loss), net	(27.8)	(9.8)	(17.1)	(54.7)
Balance as of December 31, 2024	$1.1	$92.5	$(99.2)	$(5.6)
________________________________
(1)    The reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2024, 2023, and 2022 for realized gains on available-for-sale debt securities were not material, and were included in other expense, net, in the Consolidated Statements of Operations.
(2)    The reclassifications out of accumulated other comprehensive income (loss) for realized losses on cash flow hedges was $6.3 million, $29.8 million and $25.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The reclassified amounts were included within cost of revenues, research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations.

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

The 2015 Plan was adopted and approved by the Company's stockholders in May 2015 and had an initial authorized share reserve of 38.0 million shares of common stock, plus the addition of any shares subject to outstanding awards under the 2006 Equity Incentive Plan and the Amended and Restated 1996 Stock Plan that were outstanding as of May 19, 2015, and that subsequently expire or otherwise terminate, up to a maximum of an additional 29.0 million shares. In May 2017, May 2019, May 2022, May 2023, and June 2024, the Company's stockholders approved an additional 23.0 million, 3.7 million, 4.5 million, 7.0 million, and 7.0 million shares of common stock, respectively, for issuance under the 2015 Plan. As of December 31, 2024, an aggregate of 18.1 million shares were subject to outstanding equity awards and 0.8 million shares were available for future issuance under the 2015 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. In May 2020 and June 2024, the Company's stockholders approved an additional 8.0 million and 3.0 million shares of common stock, respectively, for issuance under the ESPP. To date, the Company's stockholders have approved a share reserve of 43.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. The ESPP provides 24 month offering periods with four 6-month purchase periods. A new 24-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) the beginning of the applicable offering period or (2) the end of each 6-month purchase period during such offering period. After entering into the Merger Agreement, the Company suspended certain aspects of the Company's ESPP. The Company terminated the ESPP program immediately after the final purchase was made on October 31, 2024.

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

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the year ended December 31, 2024 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	20.2	$28.10
Granted(1)(2)	10.4	35.39
Vested(3)	(9.6)	27.20
Canceled	(2.0)	28.49
Balance at December 31, 2024	19.0	$32.53	1.2	$711.7

As of December 31, 2024
Vested and expected-to-vest RSUs, RSAs, and PSAs	16.6	$32.24	1.2	$620.8
________________________________
(1)Includes 8.6 million service-based and 1.8 million performance-based awards. The number of shares subject to performance-based and market-based conditions represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.
(2)The weighted-average grant-date fair value of RSUs, RSAs, and PSAs granted and assumed or substituted during 2024, 2023, and 2022 was $35.39, $28.88, and $29.62, respectively. The grant date fair value of RSUs and PSAs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. During 2024, the Company declared a quarterly cash dividend of $0.22 per share of common stock on January 30, 2024, April 25, 2024, July 25, 2024, and October 31, 2024.
(3)Total fair value of RSUs, RSAs, and PSAs vested during 2024, 2023, and 2022 was $260.1 million, $206.8 million, and $202.2 million, respectively.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2015 Plan (in millions):

Number of Shares
Balance as of December 31, 2023	2.3
Additional shares authorized	7.0
Options, RSUs, and PSAs granted	(10.1)
RSUs and PSAs canceled	1.6
Balance as of December 31, 2024	0.8

Employee Stock Purchase Plan

During 2024, 2023, and 2022, employees purchased 3.1 million, 2.6 million, and 2.6 million shares of common stock through the ESPP at an average exercise price of $23.81, $23.53, and $21.59 per share, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP purchase rights and market-based RSUs were as follows:

	Years Ended December 31,
	2024	2023	2022
ESPP Purchase Rights (1):
Volatility	n/a	28%	29%
Risk-free interest rate	n/a	4.6%	1.1%
Expected life (years)	n/a	1.3	1.3
Dividend yield	n/a	2.8%	2.5%
Weighted-average fair value per share	n/a	$7.97	$8.84

Market-based RSUs (2):
Volatility	n/a	28%	30%
Risk-free interest rate	n/a	4.3%	1.7%
Dividend yield	n/a	2.8%	2.5%
Weighted-average fair value per share	n/a	$37.45	$47.96
_______________________________
(1)    In 2024, the Company suspended its ESPP program per the HPE Merger Agreement.
(2)    In 2024, no market-based RSUs were granted.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues - Product	$7.2	$6.7	$5.9
Cost of revenues - Service	23.1	20.8	17.4
Research and development	129.0	129.2	84.0
Sales and marketing	90.9	85.2	59.1
General and administrative	40.6	37.5	42.9
Total	$290.8	$279.4	$209.3

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2024	2023	2022
Stock options	$0.9	$2.2	$5.4
RSUs, RSAs, and PSAs	258.0	249.1	181.9
ESPP Purchase Rights	31.9	28.1	22.0
Total	$290.8	$279.4	$209.3

For the years ended December 31, 2024, 2023, and 2022, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the income tax provision in the Consolidated Statements of Operations, of $37.2 million, $36.9 million, and $25.7 million, respectively.

For the years ended December 31, 2024, 2023, and 2022, the realized tax benefit related to awards vested or exercised during the period was $56.7 million, $34.4 million, and $38.6 million, respectively. These amounts do not include the indirect effects of stock-based awards, which primarily relate to the research and development tax credit.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, the total unrecognized compensation cost related to unvested share-based awards was $392.6 million to be recognized over a weighted-average period of 2.1 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $27.5 million, $27.3 million, and $23.5 million during 2024, 2023, and 2022, respectively.

Deferred Compensation Plan

The Company’s NQDC plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. As of December 31, 2024, the liability of the Company to the plan participants was $49.1 million, of which $3.5 million was included within other accrued liabilities and $45.6 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $49.1 million correlating to the deferred compensation obligations, of which $3.5 million was included within prepaid expenses and other current assets and $45.6 million was included within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2023, the liability of the Company was $38.0 million, of which $2.5 million was included within other accrued liabilities and $35.5 million was included in other long-term liabilities on the Consolidated Balance Sheets. The Company had investments of $38.0 million correlating to the deferred compensation obligations, of which $2.5 million was included within prepaid expenses and other current assets and $35.5 million was included within other long-term assets on the Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11. Segments

The Company's chief executive officer, who is the chief operating decision maker ("CODM"), reviews discrete financial information presented at the consolidated basis, to assess performance and allocate resources. There are no segment managers who are held accountable for operations or operating results below the consolidated unit level. Accordingly, the Company operates in one reportable segment.

The CODM uses net income, which is a measure of profit or loss that is also reported on the Consolidated Statement of Operations as consolidated net income, to decide whether to reinvest profits into the business or invest into other parts of the entity. It is further accompanied by disaggregated information about net revenues by customer solution, customer vertical, and geographic region as presented below.

The following table presents net revenues by customer solution (in millions):

	Years Ended December 31,
	2024	2023	2022
Customer Solutions:
Wide Area Networking	$1,474.5	$1,839.3	$1,865.3
Data Center	810.7	744.7	878.9
Campus and Branch	1,172.5	1,391.8	1,026.2
Hardware Maintenance and Professional Services	1,615.9	1,588.7	1,530.8
Total	$5,073.6	$5,564.5	$5,301.2

The following table presents net revenues by customer vertical (in millions):

	Years Ended December 31,
	2024	2023	2022
Cloud	$1,235.6	$1,162.8	$1,393.6
Service Provider	1,501.1	1,842.5	1,891.2
Enterprise	2,336.9	2,559.2	2,016.4
Total	$5,073.6	$5,564.5	$5,301.2

The Company attributes revenues to geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2024	2023	2022
Americas:
United States	$2,884.2	$3,066.5	$2,931.6
Other	228.3	266.8	225.2
Total Americas	3,112.5	3,333.3	3,156.8
Europe, Middle East, and Africa	1,232.0	1,405.7	1,370.0
Asia Pacific	729.1	825.5	774.4
Total	$5,073.6	$5,564.5	$5,301.2

During the years ended December 31, 2024, 2023, and 2022, no customer accounted for greater than 10% of the Company's net revenues.

The CODM reviews consolidated expense information under the categories that are reported on the Consolidated Statement of Operations, for the purpose of allocating resources and evaluating financial performance.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents geographic information for property and equipment, net (in millions).

	As of December 31,
	2024	2023
United States	$596.7	$597.0
International	83.5	92.9
Property and equipment, net	$680.2	$689.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2024 and December 31, 2023, were attributable to U.S. operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12. Income Taxes

The components of pretax income are summarized as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Domestic	$195.0	$340.4	$509.5
Foreign	103.0	8.6	26.8
Total pretax income	$298.0	$349.0	$536.3

The provision (benefit) for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Current provision (benefit):
Federal	$153.3	$219.0	$223.6
States	16.8	25.9	23.9
Foreign	52.4	46.5	36.2
Total current provision (benefit)	222.5	291.4	283.7
Deferred (benefit) provision:
Federal	(199.1)	(250.0)	(199.3)
States	(9.7)	(13.6)	(13.6)
Foreign	(13.2)	1.4	(10.3)
Total deferred (benefit) provision	(222.0)	(262.2)	(223.2)
Total provision for income taxes	$0.5	$29.2	$60.5

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory tax rate of 21% to pretax income for each of the years presented as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Expected provision at statutory rate	$62.6	$73.3	$112.7
State taxes, net of federal benefit	3.6	7.0	12.0
Foreign income at different tax rates	(6.8)	(24.4)	(18.1)
R&D tax credits	(32.4)	(31.4)	(23.6)
Share-based compensation	(17.0)	(5.2)	(7.4)
Non-deductible compensation	5.7	5.1	4.0
Recognition of previously unrecognized tax benefits	(12.0)	—	(8.1)
Other	(3.2)	4.8	(11.0)
Total provision for income taxes	$0.5	$29.2	$60.5

In 2024, no significant items have been classified within "Other" above. In 2023, within "Other", the Company recorded a tax expense of $9.8 million on adjustments for certain privately-held investments and $5.0 million related to interest on income tax reserves. This was partially offset by income tax benefits of $10.9 million due to changes in tax legislation.
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry-forwards	$32.2	$44.4
Research and other credit carry-forwards	295.8	294.4
Deferred revenue	131.5	74.9
Share-based compensation	20.7	25.4
Capitalized R&D expenditure	624.7	475.7
Reserves and accruals not currently deductible	140.0	133.0
Operating lease liabilities	43.2	31.9
Other	13.0	12.1
Total deferred tax assets	1,301.1	1,091.8
Valuation allowance	(331.2)	(326.9)
Deferred tax assets, net of valuation allowance	969.9	764.9
Deferred tax liabilities:
Property and equipment basis differences	(0.1)	(5.5)
Purchased intangible assets	(14.4)	(23.0)
Unremitted foreign earnings	(24.1)	(24.1)
Net unrealized gain	(30.9)	(41.9)
Operating lease assets	(38.0)	(29.5)
Total deferred tax liabilities	(107.5)	(124.0)
Net deferred tax assets	$862.4	$640.9
As of December 31, 2024 and 2023, the Company had a valuation allowance on its U.S. and foreign deferred tax assets of $331.2 million and $326.9 million, respectively. The balance at December 31, 2024 consisted of $8.3 million, $318.7 million, and $4.2 million against the Company's U.S. federal, state, and foreign deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The valuation allowance increased in 2024 and 2023 by $4.3 million and $16 million, respectively, primarily related to changes in state R&D tax credits.

As of December 31, 2024, the Company had federal, California and other states net operating loss carry-forwards of approximately $62.9 million, $128.7 million, and $93.7 million, respectively. The California net operating loss carry-forwards of $128.7 million are expected to expire unused. The Company also had federal, California, and other state tax credit carry-forwards of approximately $2.4 million, $330.1 million, and $31.3 million, respectively. Unused net operating loss and other state tax credit carry-forwards will expire at various dates beginning in the year 2025. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides deferred tax liabilities for all tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. The Company has made no provision for deferred taxes on approximately $237.1 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2024. These earnings are considered indefinitely invested in operations of the subsidiaries, as the Company intends to utilize these amounts to fund future expansion of its operations. If these earnings were distributed to the parent, the Company would be subject to additional taxes of approximately $48.2 million.

As of December 31, 2024, 2023, and 2022, the total amount of gross unrecognized tax benefits was $117.5 million, $132.8 million, and $116.0 million, respectively. As of December 31, 2024, approximately $112.5 million of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate before considering valuation allowance.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$132.8	$116.0	$113.4
Tax positions related to current year:
Additions	3.1	8.9	5.8
Tax positions related to prior years:
Additions	6.1	8.9	6.9
Reductions	(0.4)	—	(2.5)
Settlements	(22.7)	—	—
Lapses in statutes of limitations	(1.4)	(1.0)	(7.6)
Balance at end of year	$117.5	$132.8	$116.0

As of December 31, 2024, 2023, and 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $10.4 million, $12.0 million, and $5.6 million, respectively, as other long-term liabilities in the Consolidated Balance Sheets. Due to the changes in the level of gross unrecognized tax benefits, the Company recognized a (benefit), or expense, for net interest and penalties of $(1.6) million, $6.3 million, and $(2.5) million in its Consolidated Statements of Operations during the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $52.4 million within the next twelve months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

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

The Company's examination by the Internal Revenue Service for the 2017 through 2018 tax years closed in February 2024. The closure did not have a significant impact to the income tax provision and the Company is not currently under examination by the IRS for other tax years. The Company is under examination by the India tax authorities for the 2012 through 2021 tax years, respectively. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations. As of December 31, 2024, the Company believes the resolution of the audits is unlikely to have a material effect on its consolidated financial condition or results of operations.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income	$287.9	$310.2	$471.0
Denominator:
Weighted-average shares used to compute basic net income per share	327.2	320.0	322.1
Dilutive effect of employee stock awards	7.4	5.9	7.4
Weighted-average shares used to compute diluted net income per share	334.6	325.9	329.5
Net income per share:
Basic	$0.88	$0.97	$1.46
Diluted	$0.86	$0.95	$1.43

Anti-dilutive shares	—	6.4	3.4

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. The following table summarizes the Company’s purchase commitments as of December 31, 2024 (in millions):

Years Ending December 31,	Purchase Commitments
2025	$864.7
2026	23.6
Total	$888.3

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2024, the Company had accrued $19.5 million related to such charges.

Other Purchase Obligations

The following table summarizes the Company’s unconditional purchase obligations other than with contract manufacturers and suppliers as of December 31, 2024 (in millions):

Years Ending December 31,	Unconditional Purchase Obligations
2025	$76.1
2026	32.2
2027	7.0
2028	0.2
Total	$115.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that have remaining lease terms of 1 to 12 years and 1 to 5 years, respectively. Each leased facility is subject to an individual lease or sublease, which could provide various options to extend or terminate the lease agreement. Facilities are primarily comprised of corporate offices, data centers, and R&D facilities. Equipment includes vehicles and various office equipment. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges. The Company's lease agreements do not contain any residual value guarantees or restrictive covenants.

The components of lease costs and other information related to leases were as follows (in millions, except years and percentages):

	Years Ended December 31,
	2024	2023
Operating lease cost	$50.9	$46.6
Variable lease cost	11.8	11.9
Total lease cost	$62.7	$58.5

Operating cash outflows from operating leases	$51.3	$51.6
ROU assets obtained in exchange for new operating lease liabilities	$97.1	$12.4

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)	6.4	3.6
Weighted average discount rate	4.7%	3.8%

As of December 31, 2024, future operating lease payments for each of the next five years and thereafter are as follows (in millions):

Years Ending December 31,	Amount
2025	$46.1
2026	31.1
2027	28.8
2028	23.9
2029	20.9
Thereafter	63.0
Total lease payments	213.8
Less: interest	(33.5)
Total	$180.3

Balance Sheet Information
Other accrued liabilities	$44.8
Long-term operating lease liabilities	135.5
Total	$180.3

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Debt and Interest Payment on Debt

As of December 31, 2024, the Company held total outstanding debt consisting of the Notes with a carrying value of $1,615.1 million. See Note 8, Debt and Financing, for further discussion of the Company's long-term debt and expected future principal maturities.

HPE Merger Contingencies

In connection with the pending Merger, the Company expects to incur additional liabilities of approximately $155.2 million that are subject to the consummation of the Merger. These contingent liabilities include financial advisory fees, certain retention bonuses and legal fees, which will become payable upon consummation of the Merger.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. The remaining balance of the Company's transition tax obligation of $102.0 million is to be paid within the next 12 months and is included within short-term income taxes payable as of December 31, 2024. Short-term income taxes payable are classified as other accrued liabilities in the Company's Consolidated Balance Sheets.

As of December 31, 2024, the Company had $83.5 million included in long-term income taxes payable on the Consolidated Balance Sheets, primarily related to unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company has financial guarantees consisting of third-party financing arrangements extended to end-user customers and standby letters of credit for certain lease facilities, insurance programs and customs of $27.8 million and $32.5 million, as of December 31, 2024 and December 31, 2023, respectively.

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

DOJ Action. As previously disclosed, on January 9, 2024, we entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. On April 2, 2024, we received stockholder approval of the Merger Agreement at a special meeting of stockholders. On January 9, 2025, the Outside Date of the consummation of the Merger was extended pursuant to the terms of the Merger Agreement to April 9, 2025, which Outside Date may be automatically extended further to October 9, 2025, under certain circumstances. Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (1) the expiration or early termination of the applicable waiting period under the HSR Act and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (2) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (3) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (4) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (5) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, having occurred and that is continuing as of the closing. The Company has received all required regulatory approvals and clearances from all applicable countries except for the U.S. and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)
Israel. On January 30, 2025, the DOJ filed a complaint seeking a preliminary and permanent injunction to prevent the completion of the Merger (the “DOJ Action”). The filing of the DOJ Action is delaying, and, if we and HPE are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. Both we and HPE have stated our disagreement with the DOJ's concerns set forth in the DOJ Action, and have stated the reasons why the claims in the DOJ Action are fundamentally flawed. The case has been assigned to the U.S. District Court for the Northern District of California.

Note 15. Subsequent Events

Dividend Declaration

On February 4, 2025, the Company announced a cash dividend of $0.22 per share of common stock to be paid on March 24, 2025 to stockholders of record as of the close of business on March 3, 2025.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

ITEM 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, is included in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters” and “Election of Directors” and is incorporated herein by reference.

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

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and all other individuals, including all of our contractors, agency workers and independent consultants who have access to material non-public information, as well as by Juniper Networks, Inc. and its subsidiaries itself. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Juniper Networks, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023, and 2022
 (In millions)

Allowance for Credit Losses	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2024	$11.2	$(5.4)	$—	$5.8
2023	$12.0	$(0.8)	$—	$11.2
2022	$6.7	$5.3	$—	$12.0

Sales Return Reserve	Balance at Beginning of Year	Provisions for Returns / Stock Rotation	Returns / Stock Rotation	Balance at End of Year
2024	$41.0	$58.8	$(65.6)	$34.2
2023	$43.0	$93.5	$(95.5)	$41.0
2022	$31.4	$111.9	$(100.3)	$43.0

Excess and Obsolete Inventory Reserve	Balance at Beginning of Year	Provisions	Disposals	Balance at End of Year
2024	$319.9	$42.2	$(43.1)	$319.0
2023	$211.7	$127.2	$(19.0)	$319.9
2022	$192.2	$29.8	$(10.3)	$211.7

Contract Manufacturer Liabilities	Balance at Beginning of Year	Provisions	Disposals	Balance at End of Year
2024	$36.0	$5.0	$(21.5)	$19.5
2023	$21.5	$30.4	$(15.9)	$36.0
2022	$19.7	$7.5	$(5.7)	$21.5

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.1	Agreement and Plan of Merger, dated as of January 9, 2024, by and among Juniper Networks, Inc., Hewlett Packard Enterprise Company, and Jasmine Acquisition Sub, Inc.	8-K	2.1	001-34501	1/10/2024
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Juniper Networks, Inc. dated April 2, 2024.	8-K	3.1	001-34501	4/2/2024
3.2	Restated Certificate of Incorporation of Juniper Networks, Inc.	8-K	3.2	001-34501	4/2/2024
3.3	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	001-34501	5/11/2023
4.1	Description of Juniper Networks, Inc. Registered Securities	10-K	4.1	001-34501	2/20/2020
4.2	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.3	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	001-34501	3/4/2011
4.4	Sixth Supplemental Indenture, dated August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	8/26/2019
4.5	Seventh Supplemental Indenture, dated December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	12/10/2020
4.6	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041	8-K	4.8	001-34501	3/4/2011
4.7	Form of Note for Juniper Networks, Inc.’s 1.200% Senior Notes due 2025	8-K	4.1	001-34501	12/10/2020
4.8	Form of Note for Juniper Networks, Inc.’s 2.000% Senior Notes due 2030	8-K	4.1	001-34501	12/10/2020
4.9	Form of Note for Juniper Networks, Inc.’s 3.750% Senior Notes due 2029	8-K	4.1	001-34501	8/26/2019
10.1	Juniper Networks, Inc. Performance Bonus Plan (As Amended and Restated Effective February 19, 2020)+	10-Q	10.1	001-34501	5/5/2020
10.2	Juniper Networks, Inc. Deferred Compensation Plan+	S-8	4.4	333-151669	6/16/2008
10.3	Amended and Restated Juniper Networks, Inc. 2015 Equity Incentive Plan+	8-K	10.1	001-34501	6/5/2024
10.4	Form of Indemnification Agreement entered into by Juniper Networks, Inc. with each of its directors, officers and certain employees, approved for use on August 9, 2018+	8-K	10.1	001-34501	8/10/2018
10.5	Form of Stock Option Agreement effective as of May 19, 2015+	8-K	10.4	001-34501	5/20/2015
10.6	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021+	10-K	10.9	001-34501	2/11/2022
10.7	Amended and Restated Juniper Networks, Inc. Form of Performance Share Agreement effective as of February 9, 2023+	10-K	10.10	001-34501	2/10/2023
10.8	Form of Change of Control Agreement for Certain Officers, approved for use on October 27, 2023+	10-Q	10.1	001-34501	10/27/2023
10.9	Form of Severance Agreement for Certain Officers, approved for use on October 27, 2023+	10-Q	10.2	001-34501	10/27/2023
10.10	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc.	8-K	10.1	001-34501	5/29/2014
10.11	Credit Agreement, dated as of April 25, 2019, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, as amended by Amendment No. 1 dated as of December 17, 2021	10-K	10.14	001-34501	2/11/2022
10.12	Credit Agreement, dated as of June 15, 2023, among Juniper Networks, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10.2	001-34501	7/28/2023
10.13	Acceleration and Clawback Agreement by Robert Mobassaly††	8-K	10.1	001-34501	12/19/2024
19.1	Juniper Networks, Inc. Insider Trading Policy*
21.1	Subsidiaries of the Company*

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Juniper Networks, Inc. Compensation Recovery Policy, effective as of February 11, 2025*
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

††	Portion of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

(b) Exhibits

See Exhibits in Item 15(a)(3) above in this Report.

(c) None

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 21, 2025	By:	/s/ Kenneth B. Miller
Kenneth B. Miller
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 21, 2025	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rami Rahim	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Rami Rahim

/s/ Kenneth B. Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Kenneth B. Miller

/s/ Thomas A. Austin	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Thomas A. Austin

/s/ Scott Kriens	Chairman of the Board	February 21, 2025
Scott Kriens

/s/ Anne T. DelSanto	Director	February 21, 2025
Anne T. DelSanto

/s/ Kevin DeNuccio	Director	February 21, 2025
Kevin DeNuccio

/s/ James Dolce	Director	February 21, 2025
James Dolce

/s/ Steven Fernandez	Director	February 21, 2025
Steven Fernandez

/s/ Christine M. Gorjanc	Director	February 21, 2025
Christine M. Gorjanc

/s/ Janet B. Haugen	Director	February 21, 2025
Janet B. Haugen

/s/ Rahul Merchant	Director	February 21, 2025
Rahul Merchant

/s/ William R. Stensrud	Director	February 21, 2025
William R. Stensrud