Form 10-Q
period 2025-03-31
JUNIPER NETWORKS INC
filed 2025-05-09
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 334,382,599 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 7, 2025.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues:
Product	$755.0	$651.9
Service	525.2	497.0
Total net revenues	1,280.2	1,148.9
Cost of revenues:
Product	380.3	323.9
Service	145.2	144.1
Total cost of revenues	525.5	468.0
Gross margin	754.7	680.9
Operating expenses:
Research and development	283.1	296.6
Sales and marketing	301.8	305.4
General and administrative	60.2	60.7
Restructuring charges	10.7	4.1
Merger-related charges (1)	9.5	28.3
Total operating expenses	665.3	695.1
Operating income (loss)	89.4	(14.2)
Loss on privately-held investments, net	(3.3)	(14.3)
Other (expense) income, net	(4.3)	2.1
Income before income taxes and loss from equity method investment	81.8	(26.4)
Income tax provision (benefit)	17.7	(27.7)
Loss from equity method investment, net of tax	—	2.1
Net income (loss)	$64.1	$(0.8)

Net income (loss) per share:
Basic	$0.19	$(0.00)
Diluted	$0.19	$(0.00)
Weighted-average shares used to compute net income per share:
Basic	333.3	322.6
Diluted	339.2	322.6
__________________
(1) Represents charges incurred directly in connection with the pending merger with HPE (as defined below). See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further information.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$64.1	$(0.8)
Other comprehensive income (loss), net:
Available-for-sale debt securities:
Change in net unrealized gains and losses	1.0	(29.0)
Net realized gains reclassified into net income	(0.2)	(0.1)
Net change on available-for-sale debt securities	0.8	(29.1)
Cash flow hedges:
Change in net unrealized gains and losses	6.1	(5.4)
Net realized losses reclassified into net income	3.1	1.2
Net change on cash flow hedges	9.2	(4.2)
Change in foreign currency translation adjustments	1.5	(3.7)
Other comprehensive income (loss), net	11.5	(37.0)
Comprehensive income (loss)	$75.6	$(37.8)

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,289.4	$1,224.3
Short-term investments	268.7	160.3
Accounts receivable, net of allowances	918.4	1,163.3
Inventory	824.7	830.1
Prepaid expenses and other current assets	436.1	467.6
Total current assets	3,737.3	3,845.6
Property and equipment, net	674.6	680.2
Operating lease assets	286.9	160.2
Long-term investments	412.3	385.4
Purchased intangible assets, net	32.1	42.6
Goodwill	3,734.4	3,734.3
Other long-term assets	1,211.2	1,159.7
Total assets	$10,088.8	$10,008.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$219.3	$256.5
Accrued compensation	217.7	357.8
Deferred revenue	1,283.0	1,228.4
Short-term portion of long-term debt	399.6	399.4
Other accrued liabilities	386.9	399.9
Total current liabilities	2,506.5	2,642.0
Long-term debt	1,228.9	1,215.7
Long-term deferred revenue	1,033.4	1,013.6
Long-term income taxes payable	89.6	83.5
Long-term operating lease liabilities	270.9	135.5
Other long-term liabilities	130.4	133.5
Total liabilities	5,259.7	5,223.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 334.3 shares and 332.6 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,791.0	6,810.2
Accumulated other comprehensive income (loss)	5.9	(5.6)
Accumulated deficit	(1,967.8)	(2,020.4)
Total stockholders' equity	4,829.1	4,784.2
Total liabilities and stockholders' equity	$10,088.8	$10,008.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$64.1	$(0.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	62.6	79.9
Depreciation, amortization, and accretion	36.5	44.2
Deferred income taxes	(34.8)	(26.6)
Provision (benefit) for inventory excess and obsolescence	6.9	(1.0)
Operating lease assets expense	11.5	10.8
Loss on privately-held investments, net	3.3	14.3
Loss from equity method investment	—	2.1
Loss (gain) on publicly-traded investments and others	6.8	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	246.2	228.8
Inventory	(3.1)	(22.5)
Prepaid expenses and other assets	14.3	70.2
Accounts payable	(35.3)	(38.3)
Accrued compensation	(145.5)	(79.4)
Income taxes payable	32.4	(24.9)
Other accrued liabilities	(23.5)	(32.5)
Deferred revenue	74.1	101.0
Net cash provided by operating activities	316.5	325.0
Cash flows from investing activities:
Purchases of property and equipment	(24.3)	(34.8)
Purchases of available-for-sale debt securities	(215.4)	(283.5)
Proceeds from sales of available-for-sale debt securities	17.1	6.1
Proceeds from maturities and redemptions of available-for-sale debt securities	64.5	45.1
Purchases of equity securities	(6.6)	(2.7)
Proceeds from sales of equity securities	2.1	4.3
Net cash used in investing activities	(162.6)	(265.5)
Cash flows from financing activities:
Shares repurchased and retired for tax withholding on vesting of restricted stock	(17.0)	(14.6)
Proceeds from issuance of common stock	0.1	32.1
Payment of dividends	(73.4)	(71.4)
Net cash used in financing activities	(90.3)	(53.9)
Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	0.6	(3.6)
Net increase in cash, cash equivalents, and restricted cash	64.2	2.0
Cash, cash equivalents, and restricted cash at beginning of period	1,235.8	1,084.3
Cash, cash equivalents, and restricted cash at end of period	$1,300.0	$1,086.3

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$138.1	$58.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2024	332.6	$6,810.2	$(5.6)	$(2,020.4)	$4,784.2
Net income	—	—	—	64.1	64.1
Other comprehensive income, net	—	—	11.5	—	11.5
Issuance of common stock	2.2	0.1	—	—	0.1
Shares withheld for tax withholding on vesting of restricted stock and other	(0.5)	(5.5)		(11.5)	(17.0)
Share-based compensation expense	—	59.6	—	—	59.6
Payments of cash dividends ($0.22 per share of common stock)	—	(73.4)	—	—	(73.4)
Balance at March 31, 2025	334.3	$6,791.0	$5.9	$(1,967.8)	$4,829.1

	Three Months Ended March 31, 2024
		Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares
Balance at December 31, 2023	320.3	$6,740.0	$49.1	$(2,296.4)	$4,492.7
Net loss	—	—	—	(0.8)	(0.8)
Other comprehensive loss, net	—	—	(37.0)	—	(37.0)
Issuance of common stock	5.0	32.1	—	—	32.1
Shares withheld for tax withholding on vesting of restricted stock and other	(0.4)	(4.8)	—	(9.8)	(14.6)
Share-based compensation expense	—	80.2	—	—	80.2
Payments of cash dividends ($0.22 per share of common stock)	—	(71.4)	—	—	(71.4)
Balance at March 31, 2024	324.9	$6,776.1	$12.1	$(2,307.0)	$4,481.2

 See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the “Company” or “Juniper”) were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited Consolidated Financial Statements at that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

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

The completion of the Merger is subject to the receipt of regulatory approvals and other customary closing conditions. On January 30, 2025, the U.S. Department of Justice (the “DOJ”) filed a complaint seeking to enjoin the Merger and block the acquisition of Juniper by HPE, and the trial is scheduled to begin on July 9, 2025. Both the Company and HPE have stated their disagreement with the DOJ’s concerns, and the Company remains fully committed to completing the Merger. As of the date of this filing, the Company has received all required regulatory approvals and clearances from all applicable countries, other than the U.S. and Israel. If the transaction is consummated, the Company's common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or by either party if the Merger has not been consummated by July 9, 2025, as may be automatically further extended to October 9, 2025 pursuant to the terms of the Merger Agreement. Under

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
certain specified circumstances in which the Merger Agreement is terminated, including termination for failure to obtain required regulatory approvals or a final non-appealable governmental order permanently prohibiting the Merger, in each case relating to required regulatory approvals, HPE is required to pay the Company a termination fee equal to $815.0 million.

In connection with the pending Merger, the Company incurred $9.5 million and $28.3 million of expenses for the three months ended March 31, 2025 and 2024, respectively, including professional services, financial advisory fees, and certain retention costs, all of which were recorded within “Merger-related charges” in the Condensed Consolidated Statements of Operations.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Standards Not Yet Adopted

Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Consolidated Statements of Operations. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of this pronouncement on its financial statement disclosures.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Cash Equivalents and Investments

Investments in Available-for-Sale Debt Securities

The following table summarizes the Company's unrealized gains and losses and fair value of investments designated as available-for-sale debt securities as of March 31, 2025 and December 31, 2024 (in millions):

	As of March 31, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Estimated Fair Value
Fixed income securities:
Asset-backed and mortgage-backed securities	$151.7	$0.6	$(0.2)	$152.1	$106.6	$0.4	$(0.5)	$106.5
Corporate debt securities	341.5	1.2	(0.2)	342.5	308.8	0.9	(0.3)	309.4
Certificates of deposit	20.4	—	—	20.4	6.8	—	—	6.8
Commercial paper	97.4	—	—	97.4	77.2	—	—	77.2
Time deposits	8.6	—	—	8.6	202.2	—	—	202.2
U.S. government agency securities	14.9	—	—	14.9	6.0	—	—	6.0
U.S. government securities	103.2	0.2	—	103.4	99.2	0.1	—	99.3
Total fixed income securities	737.7	2.0	(0.4)	739.3	806.8	1.4	(0.8)	807.4
Privately-held debt and redeemable preferred stock securities	46.3	—	(15.4)	30.9	45.8	—	(15.4)	30.4
Total available-for-sale debt securities	$784.0	$2.0	$(15.8)	$770.2	$852.6	$1.4	$(16.2)	$837.8

Reported as:
Cash equivalents	$69.0	$—	$—	$69.0	$273.9	$—	$—	$273.9
Short-term investments	257.8	0.2	—	258.0	147.9	0.2	—	148.1
Long-term investments	410.9	1.8	(0.4)	412.3	385.0	1.2	(0.8)	385.4
Other long-term assets	46.3	—	(15.4)	30.9	45.8	—	(15.4)	30.4
Total	$784.0	$2.0	$(15.8)	$770.2	$852.6	$1.4	$(16.2)	$837.8

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2025 (in millions):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$326.8	$327.0
Due between one and five years	410.9	412.3
Total	$737.7	$739.3

As of March 31, 2025, the Company had an unrealized loss of $0.4 million from 79 fixed income available-for-sale debt securities, primarily due to changes in market interest rates, of which $0.2 million was from investments in an unrealized loss position for less than 12 months. The Company anticipates that it will recover the entire amortized cost basis of such available-

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
for-sale debt securities and has determined that no allowance for credit losses was required to be recognized during the three months ended March 31, 2025 and March 31, 2024.

During the three months ended March 31, 2025, the Company did not record any material allowance for credit loss. During the three months ended March 31, 2024, the Company recorded an allowance for credit loss of $7.1 million on privately-held debt and redeemable preferred stock investments. The credit loss represents the difference between the estimated fair value and the cost of the investment related to the credit factors. The determination of fair value was based on quantitative and qualitative analysis including factors such as the near-term prospects of the investee in the market in which it operates and an evaluation of the investee's financial condition in relation to its outstanding obligations. As of March 31, 2025 and December 31, 2024, the Company had an allowance for credit loss of $15.4 million and $15.4 million, respectively, on privately-held debt and redeemable preferred stock investments.

During the three months ended March 31, 2025 and March 31, 2024, the Company had no material gross realized gains or losses from available-for-sale debt securities.

Investments in Equity Securities

The following table presents the Company's investments in equity securities as of March 31, 2025 and December 31, 2024 (in millions):

	As of
	March 31, 2025	December 31, 2024
Equity investments with readily determinable fair value:
Money market funds	$677.8	$562.6
Mutual funds	48.5	49.1
Publicly-traded equity securities	10.6	12.2
Equity investments without readily determinable fair value	53.0	53.8
Total equity securities	$789.9	$677.7

Reported as:
Cash equivalents	$677.8	$562.6
Short-term investments	10.6	12.2
Prepaid expenses and other current assets	3.6	3.5
Other long-term assets	97.9	99.4
Total	$789.9	$677.7

For the three months ended March 31, 2025 and March 31, 2024, there were no material unrealized gains or losses recognized for equity investments with readily determinable fair value or equity investments without readily determinable fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restricted Cash and Investments

The Company has restricted cash and investments for: (i) amounts under the Company's non-qualified deferred compensation plan for senior-level employees; (ii) amounts held under the Company's short-term disability plan in California; and (iii) amounts held in escrow accounts, as required in connection with certain acquisitions. Restricted investments consist of equity investments. As of March 31, 2025, the carrying value of restricted cash and investments was $59.1 million, of which $11.8 million was included in prepaid expenses and other current assets, and $47.3 million was included in other long-term assets on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,289.4	$1,224.3
Restricted cash included in Prepaid expenses and other current assets	8.2	9.2
Restricted cash included in Other long-term assets	2.4	2.3
Total cash, cash equivalents, and restricted cash	$1,300.0	$1,235.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements at March 31, 2025				Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
Assets:
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—	$152.1	$—	$152.1	$—	$106.5	$—	$106.5
Certificates of deposit	—	20.4	—	20.4	—	6.8	—	6.8
Corporate debt securities	—	342.6	—	342.6	—	309.4	—	309.4
Commercial paper	—	97.4	—	97.4	—	77.2	—	77.2
Time deposits	—	8.6	—	8.6	—	202.2	—	202.2
U.S. government agency securities	—	14.9	—	14.9	—	6.0	—	6.0
U.S. government securities	60.5	42.8	—	103.3	58.4	40.9	—	99.3
Privately-held debt and redeemable preferred stock securities	—	—	30.9	30.9	—	—	30.4	30.4
Total available-for-sale debt securities	60.5	678.8	30.9	770.2	58.4	749.0	30.4	837.8
Equity securities:
Money market funds	677.8	—	—	677.8	562.6	—	—	562.6
Mutual funds	48.5	—	—	48.5	49.1	—	—	49.1
Publicly-traded equity securities	10.6	—	—	10.6	12.2	—	—	12.2
Total equity securities	736.9	—	—	736.9	623.9	—	—	623.9
Derivative assets:
Foreign exchange contracts	—	5.1	—	5.1	—	1.1	—	1.1
Total derivative assets	—	5.1	—	5.1	—	1.1	—	1.1
Total assets measured at fair value on a recurring basis	$797.4	$683.9	$30.9	$1,512.2	$682.3	$750.1	$30.4	$1,462.8
Liabilities:
Derivative liabilities:
Foreign exchange contracts	$—	$(6.3)	$—	$(6.3)	$—	$(12.0)	$—	$(12.0)
Interest rate contracts	—	(64.1)	—	(64.1)	—	(77.0)	—	(77.0)
Total derivative liabilities	—	(70.4)	—	(70.4)	—	(89.0)	—	(89.0)
Total liabilities measured at fair value on a recurring basis	$—	$(70.4)	$—	$(70.4)	$—	$(89.0)	$—	$(89.0)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at March 31, 2025				Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total

Total assets, reported as:
Cash equivalents	$677.8	$69.0	$—	$746.8	$562.6	$273.9	$—	$836.5
Short-term investments	36.9	231.8	—	268.7	21.5	138.8	—	160.3
Long-term investments	34.3	378.0	—	412.3	49.1	336.3	—	385.4
Prepaid expenses and other current assets	3.6	3.5	—	7.1	3.5	1.1	—	4.6
Other long-term assets	44.8	1.6	30.9	77.3	45.6	—	30.4	76.0
Total assets measured at fair value	$797.4	$683.9	$30.9	$1,512.2	$682.3	$750.1	$30.4	$1,462.8

Total liabilities, reported as:
Other accrued liabilities	$—	$(6.0)	$—	$(6.0)	$—	$(12.0)	$—	$(12.0)
Other long-term liabilities	—	(64.4)	—	(64.4)	—	(77.0)	—	(77.0)
Total liabilities measured at fair value on a recurring basis	$—	$(70.4)	$—	$(70.4)	$—	$(89.0)	$—	$(89.0)

The Company's Level 2 available-for-sale debt securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. During the three months ended March 31, 2025, the Company had no transfers into or out of Level 3 of the fair value hierarchy of its assets or liabilities measured at fair value.

The Company's privately-held debt and redeemable preferred stock securities are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of its privately-held debt and redeemable preferred stock securities on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent valuations at the time of financing activities and the investee's capital structure. During the three months ended March 31, 2025, the Company did not record any material allowance for credit loss. During the three months ended March 31, 2024, the Company recognized a credit loss of $7.1 million on a privately-held debt investment and redeemable preferred stock securities. Refer to Note 2, Cash Equivalents and Investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's investments in equity securities without readily determinable fair value are classified as Level 3 assets due to the lack of observable inputs to determine fair value. The Company estimates the fair value of equity securities without readily determinable fair value on a nonrecurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. As of March 31, 2025, cumulative impairments and downward adjustments for equity securities without readily determinable fair value were $92.9 million. There have been no material upward adjustments to the equity securities without readily determinable fair value.

Certain of the Company's assets, including intangible assets, goodwill and property plant and equipment, are measured at fair value on a nonrecurring basis. There were no significant impairment charges recognized during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company's total outstanding debt in the Condensed Consolidated Balance Sheets was $1,612.5 million and $1,591.4 million, respectively, based on observable market inputs (Level 2).

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

The notional amount of the Company's derivative instruments is summarized as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Designated derivatives:
Cash flow hedges:
Foreign currency contracts	$639.4	$402.6
Fair value hedges:
Interest rate swap contracts	600.0	600.0
Total designated derivatives	1,239.4	1,002.6

Non-designated derivatives	228.5	211.2
Total	$1,467.9	$1,213.8

The fair value of derivative instruments on the Condensed Consolidated Balance Sheets was as follows:

		As of
	Balance Sheet Classification	March 31, 2025	December 31, 2024
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts as cash flow hedges	Other current assets	$3.1	$1.0
Foreign currency contracts as cash flow hedges	Other long-term assets	1.6	—
Total derivatives designated as hedging instruments		$4.7	$1.0
Derivatives not designated as hedging instruments	Other current assets	0.4	0.1
Total derivative assets		$5.1	$1.1
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$5.8	$11.8
Foreign currency contracts	Other long-term liabilities	0.3	—
Interest rate swap contracts	Other long-term liabilities	64.1	77.0
Total derivatives designated as hedging instruments		$70.2	$88.8
Derivatives not designated as hedging instruments	Other accrued liabilities	0.2	0.2
Total derivative liabilities		$70.4	$89.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Offsetting of Derivative Instruments

The Company presents its derivative instruments at gross fair values in the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the potential effects of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities by $3.4 million and $1.1 million, respectively.

Designated Derivatives

The Company uses foreign currency forward contracts or options contracts to hedge the Company's planned cost of revenues and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges and typically have maturities of twenty-four months or less.

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

For cash flow hedges, the Company recognized an unrealized gain of $6.4 million and an unrealized loss of $5.5 million in accumulated other comprehensive income for the effective portion of its derivative instruments for the three months ended March 31, 2025 and 2024, respectively.

For foreign currency contracts, the Company reclassified a loss of $3.1 million and $1.1 million out of accumulated other comprehensive income to cost of revenues and operating expenses in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, an estimated $2.7 million of unrealized net loss within accumulated other comprehensive income is expected to be reclassified into earnings within the next twelve months.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to four months. The outstanding non-designated derivative instruments are carried at fair value. Changes in the fair value of these derivatives, which were recorded in Other expense, net within the Condensed Consolidated Statements of Operations, were not material during the three months ended March 31, 2025 and March 31, 2024.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Other Financial Information

Total Inventory

Total inventory consisted of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Production and service materials	$549.0	$592.7
Finished goods	332.6	292.7
Total inventory	$881.6	$885.4

Reported as:
Inventory	$824.7	$830.1
Other long-term assets (1)	56.9	55.3
Total inventory	$881.6	$885.4
__________________
(1) Long-term inventory balance classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets consists of last time buy component inventory to be consumed beyond the Company's normal operating cycle.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Contract manufacturer deposits	$121.3	$127.1
Prepaid expenses	134.0	156.9
Other current assets	180.8	183.6
Total prepaid expenses and other current assets	$436.1	$467.6

During the three months ended March 31, 2025, the Company did not record any material allowance for credit loss. During the three months ended March 31, 2024, the Company recorded an allowance for credit loss of $7.7 million on note receivables due from a privately-held investee. The credit loss represents the difference between the net amount expected to be collected and the amortized cost of the note receivable.

Warranties

Changes during the three months ended March 31, 2025 in the Company’s warranty reserve as reported within other accrued liabilities in the Condensed Consolidated Balance Sheets were as follows (in millions):

Balance as of December 31, 2024	$30.8
Provisions made during the period	8.7
Actual costs incurred during the period	(8.0)
Balance as of March 31, 2025	$31.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Deferred product revenue, net	$58.7	$72.5
Deferred service revenue, net	2,257.7	2,169.5
Total	$2,316.4	$2,242.0
Reported as:
Current	$1,283.0	$1,228.4
Long-term	1,033.4	1,013.6
Total	$2,316.4	$2,242.0

Revenue

See Note 10, Segments, for disaggregated revenue by customer solution, customer vertical, and geographic region.

Product revenue of $31.6 million included in deferred revenue at January 1, 2025 was recognized during the three months ended March 31, 2025. Service revenue of $384.4 million included in deferred revenue at January 1, 2025 was recognized during the three months ended March 31, 2025.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised mainly of deferred product and service revenue, and to a lesser extent, unbilled service revenue from non-cancellable contracts for which the Company has not invoiced and has an obligation to perform, and for which revenue has not yet been recognized in the financial statements.

The following table summarizes the breakdown of RPO(1) as of March 31, 2025 and when the Company expects to recognize the amounts as revenue (in millions):

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Product	$60.4	$46.7	$12.0	$1.7
Service	2,266.4	1,244.2	785.6	236.6
Total	$2,326.8	$1,290.9	$797.6	$238.3
__________________
(1) The Company's RPO does not include backlog. Backlog consists of purchase orders for product primarily expected to be shipped to the Company's distributors, resellers, or end-customers within the next 90 days. The following amounts are not included in the Company's backlog: (1) deferred revenue, (2) unbilled contract revenue, (3) all service obligations, including software as a service (SaaS), and (4) certain future revenue adjustments for items such as sales return reserves and early payment discounts.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred contract cost was $51.7 million as of March 31, 2025. For the three months ended March 31, 2025, amortization expense associated with the deferred commissions was $19.1 million, and there were no impairment charges recognized.

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income	$19.6	$16.9
Interest expense	(18.9)	(20.5)
Gain (loss) on other investments, net (1)	(4.1)	3.4
Other	(0.9)	2.3
Other (expense) income, net	$(4.3)	$2.1
________________
(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Restructuring Charges

During the first quarter of 2025, the Company initiated a restructuring plan designed to realign its workforce with the Company's strategic objectives, which resulted in $10.0 million in employee severance charges. As of March 31, 2025, approved actions under this plan are expected to be substantially completed in the second half of 2025.

The following table presents changes in the restructuring liabilities for the three months ended March 31, 2025 (in millions):

Employee severance
Liability as of December 31, 2024	$3.9
Charges	10.7
Cash payments	(9.7)
Non-cash items	0.1
Liability as of March 31, 2025	$5.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Debt

Debt

The following table summarizes the Company's total debt (in millions, except percentages):

			As of
	Maturity Date	Effective Interest Rates	March 31, 2025	December 31, 2024
Senior Notes:
1.200% fixed-rate notes	December 2025	1.37%	$400.0	$400.0
3.750% fixed-rate notes	August 2029	3.86%	500.0	500.0
2.000% fixed-rate notes	December 2030	2.12%	400.0	400.0
5.950% fixed-rate notes	March 2041	6.03%	400.0	400.0
Total Notes			1,700.0	1,700.0
Unaccreted discount and debt issuance costs			(7.4)	(7.9)
Hedge accounting fair value adjustments(*)			(64.1)	(77.0)
Total			$1,628.5	$1,615.1
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

As of March 31, 2025, the Company was in compliance with all covenants in the indentures governing the Notes.

Revolving Credit Facility

The Company maintains an unsecured revolving credit facility that was entered into in June 2023, with an aggregate lending commitment of $500.0 million and an option to increase the facility by up to an additional $200.0 million for a period of five years with two one-year extension options. As of March 31, 2025, there were no amounts outstanding, and the Company was in compliance with all covenants in the credit agreement.

Under the terms of the Merger Agreement, the Company is required to terminate the Revolving Credit Facility upon the closing of the Merger.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Equity

The following table summarizes dividends paid (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Dividends:
Per share	$0.22	$0.22
Amount	$73.4	$71.4

Cash Dividends on Shares of Common Stock

During the three months ended March 31, 2025, the Company declared and paid a quarterly cash dividend of $0.22 per common share, totaling $73.4 million, on its outstanding common stock. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors of Juniper or an authorized committee thereof. See Note 14, Subsequent Events, for discussion of the Company's dividend declaration subsequent to March 31, 2025.

Stock Repurchase Activities

As of March 31, 2025, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with its entry into the Merger Agreement, the Company is required to suspend its stock repurchase program and did not repurchase its common stock during the three months ended March 31, 2025 and 2024.

The Company also withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting. During the three months ended March 31, 2025 and March 31, 2024, repurchases associated with tax withholdings were $17.0 million and $14.6 million, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of related taxes, for the three months ended March 31, 2025 were as follows (in millions):

	Unrealized Gains/Losses on Available-for- Sale Debt Securities	Unrealized Gains/Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2024	$1.1	$92.5	$(99.2)	$(5.6)
Other comprehensive income, net before reclassifications	1.0	6.1	1.5	8.6
Amount reclassified from accumulated other comprehensive income	(0.2)	3.1	—	2.9
Other comprehensive income, net	0.8	9.2	1.5	11.5
Balance as of March 31, 2025	$1.9	$101.7	$(97.7)	$5.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Employee Benefit Plans

Equity Incentive Plans

The Company has stock-based compensation plans pursuant to which it has granted stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”). As of March 31, 2025, 1.3 million shares were available for future issuance under the Company's 2015 Equity Incentive Plan. In connection with past acquisitions, the Company has also assumed or substituted stock options, RSUs, restricted stock awards (“RSAs”), and PSAs.

RSU, RSA, and PSA Activities

The Company’s RSU, RSA, and PSA activities and related information as of and for the three months ended March 31, 2025 were as follows (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	19.0	$32.53
Granted(*)	0.7	34.54
Vested	(2.1)	32.08
Cancelled	(1.3)	35.17
Balance as of March 31, 2025	16.3	$32.47	1.1	$591.0
________________________________
(*)    During the three months ended March 31, 2025, all of the 0.7 million shares granted were service-based awards and no performance-based awards were granted. The grant date fair value of RSUs was reduced by the present value of dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP purchase rights was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenues - Product	$1.8	$1.8
Cost of revenues - Service	5.2	5.5
Research and development	26.6	38.5
Sales and marketing	18.7	24.1
General and administrative	10.3	10.0
Total	$62.6	$79.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	$0.1	$0.3
RSUs, RSAs, and PSAs	62.5	72.9
ESPP purchase rights	—	6.7
Total	$62.6	$79.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As of March 31, 2025, the total unrecognized compensation cost related to unvested share-based awards was $363.8 million to be recognized over a weighted-average period of 1.97 years.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Segments

The Company's chief executive officer, who is the chief operating decision maker ("CODM"), reviews discrete financial information presented on a consolidated basis, to assess performance and allocate resources. There are no segment managers who are held accountable for operations or operating results below the consolidated unit level. Accordingly, the Company operates in one reportable segment.

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

The following table presents net revenues by customer solution (in millions):

	Three Months Ended March 31,
	2025	2024
Customer Solutions:
Wide Area Networking	$407.9	$350.4
Data Center	177.2	163.1
Campus and Branch	294.2	240.5
Hardware Maintenance and Professional Services	400.9	394.9
Total	$1,280.2	$1,148.9

The following table presents net revenues by customer vertical (in millions):

	Three Months Ended March 31,
	2025	2024
Cloud	$322.4	$250.0
Service Provider	380.8	381.9
Enterprise	577.0	517.0
Total	$1,280.2	$1,148.9

The Company attributes revenues to a geographic region based on the customer’s shipping address. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2025	2024
Americas:
United States	$755.1	$609.4
Other	55.5	56.1
Total Americas	810.6	665.5
Europe, Middle East, and Africa	289.5	311.1
Asia Pacific	180.1	172.3
Total	$1,280.2	$1,148.9

For the three months ended March 31, 2025 and March 31, 2024, no customer accounted for more than 10% of total net revenues.
The CODM reviews consolidated expense information under the categories that are reported on the Consolidated Statement of Operations, for the purpose of allocating resources and evaluating financial performance.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes	$81.8	$(26.4)
Income tax provision (benefit)	$17.7	$(27.7)
Effective tax rate	21.6%	105.0%

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

As of March 31, 2025, deferred tax assets increased $34.2 million to $896.6 million from $862.4 million at December 31, 2024. Deferred income taxes are classified as other long-term assets in the Company's Condensed Consolidated Balance Sheets.

As of March 31, 2025, the total amount of gross unrecognized tax benefits was $121.3 million.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by up to $52.6 million within the next 12 months due to the completion of tax review cycles in various tax jurisdictions and lapses of applicable statutes of limitation.

The Company is not currently under examination by the Internal Revenue Service. The Company is under examination by the India tax authorities for the 2012 through 2021 tax years.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Net Income (Loss) per Share

The Company computed basic and diluted net income (loss) per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$64.1	$(0.8)
Denominator:
Weighted-average shares used to compute basic net income per share	333.3	322.6
Dilutive effect of employee stock awards	5.9	—
Weighted-average shares used to compute diluted net income per share	339.2	322.6
Net income (loss) per share:
Basic	$0.19	$(0.00)
Diluted	$0.19	$(0.00)

Anti-dilutive shares	0.3	0.1

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

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. These purchase commitments totaled $1,000.9 million as of March 31, 2025.

HPE Merger Contingencies

In connection with the pending Merger, the Company expects to incur additional liabilities of approximately $155.0 million that are subject to the consummation of the Merger. These contingent liabilities include financial advisory fees, certain retention bonuses and legal fees, which will become payable upon consummation of the Merger.

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

DOJ Action. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. On April 2, 2024, the Company received stockholder approval of the Merger Agreement at a special meeting of stockholders. Additionally, subject to limited exceptions, either HPE or the Company may terminate the Merger Agreement if the Merger has not been consummated on or before a certain date (the “Outside Date”); provided that this right to terminate the Merger Agreement will not be available to any party whose material breach of any provision of the Merger Agreement was the primary cause of the failure of the Merger to be consummated by the Outside Date. On January 9, 2025 and on April 9, 2025, the Outside Date was automatically extended pursuant to the terms of the Merger Agreement for an additional three months, and it may be automatically extended further from the current July 9, 2025 to October 9, 2025, under certain circumstances. Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (1) the expiration or early termination of the applicable waiting period under the HSR Act and certain other approvals, clearances, or expirations of waiting periods under other antitrust laws and foreign investment laws, (2) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (3) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (4) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (5) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, having occurred and that is continuing as of the closing. The Company has received all required regulatory approvals and clearances from all applicable countries except for the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
U.S. and Israel. On January 30, 2025, the DOJ filed a complaint seeking a preliminary and permanent injunction to prevent the completion of the Merger (the “DOJ Action”). The filing of the DOJ Action is delaying, and, if the Company and HPE are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. Both the Company and HPE have stated their disagreement with the DOJ's concerns set forth in the DOJ Action, and have stated the reasons why the claims in the DOJ Action are fundamentally flawed. The case has been assigned to the U.S. District Court for the Northern District of California, and the trial is scheduled to begin on July 9, 2025.

Tax Liability

Our transition tax liability represents future cash payments on accumulated foreign earnings of subsidiaries as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act.

As of March 31, 2025, the Company had $161.4 million short-term income taxes payable, which are classified as other accrued liabilities in the Company's Condensed Consolidated Balance Sheets, of which $102.0 million represents the Company's transition tax obligation to be paid within the next 12 months, and $59.4 million primarily represents accrued income taxes for the first quarter of 2025.

As of March 31, 2025, the Company also had $82.4 million included in long-term income taxes payable on the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Subsequent Events

Dividend Declaration

On May 1, 2025, the Company announced a cash dividend of $0.22 per share of common stock to be paid on June 23, 2025 to stockholders of record as of the close of business on June 2, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, which we refer to as the Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Juniper Networks, Inc., which we refer to as “Juniper Networks,” “Juniper,” “we,” “us,” or the “Company,” that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. These forward-looking statements include, but are not limited to, statements concerning our proposed acquisition by Hewlett Packard Enterprise Company (“HPE”) pursuant to an Agreement and Plan of Merger, dated as of January 9, 2024 (the “Merger Agreement”), by and among Juniper, HPE, and Jasmine Acquisition Sub, Inc., a wholly owned subsidiary of HPE (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of HPE, including our expectations regarding the timing and completion of the proposed acquisition, the outcome of the legal action taken by the U.S. Department of Justice (“DOJ”) on January 30, 2025 regarding the proposed acquisition, as well as general business uncertainty relating to the proposed acquisition and the anticipated benefits of the proposed acquisition, and the expected impact of tariffs on our overall performance starting in the second quarter of 2025. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “will,” “could,” “may,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of current worldwide economic uncertainty, inflation, monetary policy shifts, trade policies, tariffs, or other trade restrictions or retaliatory actions, and other disruptions due to geopolitical conditions and global health emergencies, continuing supply chain challenges, and our ability to successfully manage the associated demand, supply, and operational impacts, such as excess inventory, as well as our expectations regarding backlog, customer and product mix, changes in overall technology spending by our customers, the timing of orders and their fulfillment, business and economic conditions in the networking industry, our overall future prospects, and the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement, including related disclosures, or the transactions contemplated thereby. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any worsening of the global business, financial, political, and economic environments. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Report. We intend the discussion of our financial condition and results of operations to provide information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our Condensed Consolidated Financial Statements. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview and a discussion of material events and uncertainties known to management. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II of this Report, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or Form 10-K.

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

We believe that network connectivity is not the same as experiencing a great network connection. Juniper's AI-Native Networking Platform is built from the ground up to leverage AI to deliver exceptional, highly secure, and sustainable user experiences from the edge to the data center and cloud. Our customer solution categories include: Wide Area Networking, Campus and Branch, and Data Center, and our connected security products are sold in each category.

•Wide Area Networking includes our MX, PTX, and ACX routing product lines. It also includes Juniper Paragon, our WAN Automation suite.

•Campus and Branch encompasses client-to-cloud portfolio, cloud-delivered campus wired and wireless solutions of Mist and EX switches, and our SD-WAN portfolio, which includes Session Smart Router, Branch SRX and Network Access Control solutions.

•Data Center includes our QFX switching product line and Juniper Apstra intent-based networking software, along with our high-end security portfolio of SRX, targeting data center security for service provider, cloud, and enterprise.

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

The completion of the Merger is subject to the receipt of regulatory approvals and other customary closing conditions. On January 30, 2025, the U.S. Department of Justice (the “DOJ”) filed a complaint seeking to enjoin the Merger and block the acquisition of Juniper by HPE, and the trial is scheduled to begin on July 9, 2025. Both we and HPE have stated our disagreement with the DOJ’s concerns. As of the date of this filing, we have received all required regulatory approvals and clearances from all applicable countries, other than the U.S. and Israel. If the Merger is consummated, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Merger Agreement can be terminated under certain customary circumstances, including by mutual agreement, the imposition of a final and non-appealable governmental order that permanently enjoins or otherwise prohibits the Merger, an uncured breach of the Merger Agreement by the other party, or if the Merger has not been consummated by July 9, 2025, as may be automatically further extended to October 9, 2025, under certain circumstances if all regulatory approvals have not been obtained, pursuant to the terms of the Merger Agreement. Under certain specified circumstances in which the Merger Agreement is terminated, including termination for failure to obtain required regulatory approvals or a final non-appealable governmental order permanently prohibiting the Merger, in each case relating to required regulatory approvals, HPE is required to pay the Company a termination fee equal to $815.0 million .

In connection with the pending Merger, we expect to incur additional liabilities of approximately $155.0 million consisting of financial advisory fees, certain retention bonuses, and legal fees, that are contingent on the consummation of the Merger.

See the section entitled “Risk Factors” in Item 1A of Part II of this Report for further discussion about the risks related to the Merger.

Global Supply and Demand Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, risk of a recession, monetary policy shifts, and turmoil in the geopolitical environment, including ongoing international trade disputes, tariffs imposed by the U.S., reciprocal tariffs imposed by other countries, the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and Middle East conflicts and wars.

We have a global supply chain, which is primarily composed of manufacturing partners, component suppliers, and third-party logistics partners. In prior years, we experienced elongated sales cycles and elevated inventory levels. In the first quarter of 2025, we continued to experience improvements in sales cycles and a decline in inventory levels. Nevertheless, we expect global economic conditions and uncertainties regarding tariffs to have some impact on our overall performance starting in the second quarter of 2025. Our customers may also be impacted by global economic conditions and tariffs, which could impact overall demand for our products and services.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our financial results and key financial metrics (in millions, except per share amounts, percentages, and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net revenues	$1,280.2	$1,148.9	$131.3	11%
Gross margin	$754.7	$680.9	$73.8	11%
Percentage of net revenues	59.0%	59.3%
Operating income (loss)	$89.4	$(14.2)	$103.6	N/M
Percentage of net revenues	7.0%	(1.2)%
Net income (loss)	$64.1	$(0.8)	$64.9	N/M
Percentage of net revenues	5.0%	(0.1)%
Net income (loss) per share:
Basic	$0.19	$(0.00)	$0.19	N/M
Diluted	$0.19	$(0.00)	$0.19	N/M

Operating cash flows	$316.5	$325.0	$(8.5)	(3)%
Cash dividends declared per common stock	$0.22	$0.22	$—	—%
DSO	65	64	1	2%

	As of
	March 31, 2025	December 31, 2024	$ Change	% Change
Deferred revenue:
Deferred product revenue	$58.7	$72.5	$(13.8)	(19)%
Deferred service revenue	2,257.7	2,169.5	88.2	4%
Total	$2,316.4	$2,242.0	$74.4	3%

Deferred revenue from customer solutions(*)	$1,042.5	$1,006.0	$36.5	4%
Deferred revenue from hardware maintenance and professional services	1,273.9	1,236.0	37.9	3%
Total	$2,316.4	$2,242.0	$74.4	3%
______________________
N/M - Not meaningful
(*) Includes deferred revenue from hardware solutions, software licenses, software support and maintenance, and SaaS offerings sold in our Campus and Branch, Data Center, and Wide Area Networking customer solution categories.

•Net Revenues: Product net revenues increased during the three months ended March 31, 2025, compared to the same period in 2024, across all customer solutions and verticals. Service net revenues increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by strong sales of software support and hardware support contracts and SaaS.

Of our top ten customers for the first quarter of 2025, six were in Cloud, two were in Service Provider, and two were in Enterprise. All of these customers were located in the U.S.

•Gross Margin: Gross margin as a percentage of net revenues decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to unfavorable revenue mix, partially offset by higher service revenue and lower inventory-related expenses.

•Operating Margin: Operating income as a percentage of net revenues increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower share-based compensation and merger-related charges, partially offset by higher restructuring costs and the drivers described in the gross margin discussion above.

•Operating Cash Flows: Net cash provided by operations decreased primarily due to higher supplier payments, partially offset by higher customer collections.

•Capital Return: We continue to return capital to our stockholders. During the three months ended March 31, 2025, we paid a quarterly dividend of $0.22 per share, for an aggregate amount of $73.4 million.

•Annual Recurring Revenue (“ARR”): ARR represents annual recurring revenue from renewable contracts with customers for software licenses, software support and maintenance, and SaaS expected to be recognized over an annual period of time. ARR includes the implied annualized billing value of contracts that are active as of the end of the periods presented. ARR excludes (i) software licenses recognized as revenue at a point in time and (ii) revenue included in bundled hardware maintenance stock-keeping units that is allocable to software-related maintenance. As of March 31, 2025, ARR was $500.8 million, compared to $394.0 million as of March 31, 2024, and the increase was primarily driven by strong sales of SaaS subscriptions.

•DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net revenues for the preceding 90 days. DSO increased primarily due to invoicing, which occurred later in the quarter.

•Deferred Revenue: Total deferred revenue increased as of March 31, 2025, compared to December 31, 2024, primarily driven by the timing of contract renewals and an increase in deferrals of SaaS subscriptions and software and related services.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.

Results of Operations

Revenues

The following table presents net revenues by customer solution, customer vertical, and geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Customer Solutions:
Wide Area Networking	$407.9	$350.4	$57.5	16%
Percentage of net revenues	31.9%	30.5%
Data Center	177.2	163.1	14.1	9%
Percentage of net revenues	13.8%	14.2%
Campus and Branch	294.2	240.5	53.7	22%
Percentage of net revenues	23.0%	20.9%
Hardware Maintenance and Professional Services	400.9	394.9	6.0	2%
Percentage of net revenues	31.3%	34.4%
Total net revenues	$1,280.2	$1,148.9	$131.3	11%

Cloud	$322.4	$250.0	$72.4	29%
Percentage of net revenues	25.2%	21.8%
Service Provider	380.8	381.9	(1.1)	—%
Percentage of net revenues	29.7%	33.2%
Enterprise	577.0	517.0	60.0	12%
Percentage of net revenues	45.1%	45.0%
Total net revenues	$1,280.2	$1,148.9	$131.3	11%

Americas:
United States	$755.1	$609.4	$145.7	24%
Other	55.5	56.1	(0.6)	(1)%
Total Americas	810.6	665.5	145.1	22%
Percentage of net revenues	63.3%	57.9%
EMEA	289.5	311.1	(21.6)	(7)%
Percentage of net revenues	22.6%	27.1%
APAC	180.1	172.3	7.8	5%
Percentage of net revenues	14.1%	15.0%
Total net revenues	$1,280.2	$1,148.9	$131.3	11%

Total net revenues increased across all customer solutions, which were mainly driven by higher sales volume.

The Wide Area Networking revenue increase was primarily driven by Cloud and Service Provider, partially offset by a decline in Enterprise.

Campus and Branch and the Data Center revenue increases were primarily driven by Enterprise and Cloud, partially offset by a decline in Service Provider.

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

The following table presents net revenues from software and security products and services (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Software and Related Services	$346.1	$305.8	$40.3	13%
Percentage of net revenues	27.0%	26.6%
Total Security	$127.2	$126.0	$1.2	1%
Percentage of net revenues	9.9%	11.0%

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product gross margin	$374.7	$328.0	$46.7	14%
Percentage of product revenues	49.6%	50.3%
Service gross margin	380.0	352.9	27.1	8%
Percentage of service revenues	72.4%	71.0%
Total gross margin	$754.7	$680.9	$73.8	11%
Percentage of net revenues	59.0%	59.3%

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

Service gross margin

Service gross margin as a percentage of service net revenues increased primarily due to higher service revenue.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$283.1	$296.6	$(13.5)	(5)%
Percentage of net revenues	22.1%	25.8%
Sales and marketing	301.8	305.4	(3.6)	(1)%
Percentage of net revenues	23.6%	26.6%
General and administrative	60.2	60.7	(0.5)	(1)%
Percentage of net revenues	4.7%	5.3%
Restructuring charges	10.7	4.1	6.6	161%
Percentage of net revenues	0.8%	0.4%
Merger-related charges	9.5	28.3	(18.8)	(66)%
Percentage of net revenues	0.7%	2.4%
Total operating expenses	$665.3	$695.1	$(29.8)	(4)%
Percentage of net revenues	52.0%	60.5%

Total operating expenses decreased primarily due to lower share-based compensation and merger-related charges, partially offset by higher restructuring costs.

Loss on Privately-Held Investments, Net

The following table presents the loss on privately-held investments, net (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Loss on privately-held investments, net	$(3.3)	$(14.3)	$11.0	(77)%
Percentage of net revenues	(0.3)%	(1.2)%

During the three months ended March 31, 2025, the Company did not record any material allowance for credit loss. During the three months ended March 31, 2024, the Company recognized a credit loss of $7.1 million on a privately-held debt investment and redeemable preferred stock securities and a credit loss of $7.7 million on note receivables relating to a privately-held investee. The credit loss represents the difference between the estimated fair value or the amount expected to be collected and the amortized cost related to credit factors.

Other (Expense) Income, Net

The following table presents other (expense) income, net (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest income	$19.6	$16.9	$2.7	16%
Interest expense	(18.9)	(20.5)	1.6	(8)%
Gain (loss) on other investments, net (1)	(4.1)	3.4	(7.5)	N/M
Other	(0.9)	2.3	(3.2)	N/M
Total other (expense) income, net	$(4.3)	$2.1	$(6.4)	N/M
Percentage of net revenues	(0.3)%	0.2%
______________________
N/M - Not meaningful

(1) Other investments represent fixed income securities and equity investments with readily determinable fair value.

Total other (expense) income, net, decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher losses on investments and foreign currency, partially offset by higher interest income and lower interest expense.

Income Tax Provision (Benefit)

The following table presents income tax provision (benefit) (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Income tax provision (benefit)	$17.7	$(27.7)	$45.4	(164)%
Effective tax rate	21.6%	105.0%

The effective tax rate decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the changes in the effect of one-time items in the comparative periods. For further explanation of our income tax provision, see Note 11, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Beginning January 1, 2022, as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), all our U.S. and non-U.S. based R&D expenditures are being capitalized and amortized over five and fifteen years, respectively. The Company's income taxes may be impacted depending upon if and when this legislation is deferred, modified, or repealed by the U.S. Congress, including if retroactively, and the amount of R&D expenditures paid or incurred in those respective years.

Many countries have either adopted or enacted global minimum tax provisions, which are generally effective for tax years beginning after 2023. We do not expect to incur significant global minimum taxes in 2025.

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

The Company's cash requirements have not changed materially since December 31, 2024, as discussed in the Form 10-K, except for purchase commitments with contracts manufacturers and suppliers and potential tax payments pursuant to the Tax Act.

Revolving Credit Facility

In June 2023, we entered into a credit agreement with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $200.0 million, subject to the lenders' approval. The Revolving Credit Facility will terminate in June 2028, subject to two one-year maturity extension options, on the terms and conditions set forth in the credit agreement. Under the terms of the Merger Agreement, the Company has agreed to limit its borrowing to $40 million and is required to terminate the Revolving Credit Facility upon the closing of the Merger. As of March 31, 2025, we were in compliance with all covenants in the credit agreement, and no amounts were outstanding. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for information on the credit agreement.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and in the interest of having access to adequate component supply, we enter into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancellable commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to firm orders being placed. As of March 31, 2025, we had purchase commitments of $1,000.9 million, with $940.7 million payable within 12 months.

Tax Payments

The Company has elected to pay its transition tax, net of applicable tax refunds, over the eight-year period provided in the Tax Act. As of March 31, 2025, the balance of our transition tax obligation was $102.0 million and is payable in the second quarter of 2025.

Capital Return

We have a capital return program authorized by the Board of Directors (the “Board”). As of March 31, 2025, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended March 31, 2025.

In addition, any future dividends, and the establishment of record and payment dates, are subject to approval by the Board or an authorized committee thereof. See Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for discussion of our dividend declaration subsequent to March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO THE MERGER

The pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business. On January 9, 2024, we entered into the Merger Agreement with HPE and Merger Sub, providing for the acquisition of Juniper by HPE. On April 2, 2024, we received stockholder approval of the Merger Agreement at a special meeting of stockholders. Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (1) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, ("HSR Act") and certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment laws, (2) the absence of any order, injunction, or other order or law prohibiting the Merger or making the closing of the Merger illegal, (3) the accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (4) the performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement, and (5) in the case of the obligations of HPE and Merger Sub to effect the Merger, no Material Adverse Effect (as defined in the Merger

Agreement) with respect to Juniper, having occurred and that is continuing as of the closing. Additionally, subject to limited exceptions, either HPE or we may terminate the Merger Agreement if the Merger has not been consummated on or before a certain date (the “Outside Date”); provided that this right to terminate the Merger Agreement will not be available to any party whose material breach of any provision of the Merger Agreement was the primary cause of the failure of the Merger to be consummated by the Outside Date. On January 9, 2025, and on April 9, 2025, the Outside Date was automatically extended pursuant to the terms of the Merger Agreement for an additional three months, and it may be automatically extended further from the current Outside Date of July 9, 2025 to October 9, 2025 under certain circumstances. There is no assurance that all of the conditions will be satisfied or waived, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including, but not limited to, the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the pendency of the Merger on our business relationships, financial condition, operating results, and business, including:

•potential uncertainty in the marketplace, which could result in current and prospective customers, resellers, and distributors purchasing products and services from our competitors or reducing, delaying, or canceling purchases from us;

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

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain all required regulatory approvals and clearances from all applicable countries, and from certain governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

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

Completion of the Merger is subject to the conditions contained in the Merger Agreement, including receipt of regulatory approvals, which may not be received, may take longer than the expected timeframe or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the Merger will not be completed. Before the Merger may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., the European Union, and numerous other jurisdictions. On January 30, 2025, the DOJ filed a complaint seeking a preliminary and permanent injunction to prevent the completion of the Merger (the “DOJ Action”). The filing of the DOJ Action is delaying, and, if we and HPE are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. Both we and HPE have stated our disagreement with the DOJ's concerns set forth in the DOJ Action, and the trial is scheduled to begin on July 9, 2025.

In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effects of the Merger on competition within their relevant jurisdiction. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, HPE, and us. Such conditions, any such negotiations and the process of obtaining regulatory approvals could have the effect of delaying or preventing consummation of the Merger.

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

On January 9, 2025, and on April 9, 2025, the Outside Date of the consummation of the Merger was extended by an additional three months after it was automatically extended pursuant to the terms of the Merger Agreement to the current Outside Date of July 9, 2025. If any of the closing conditions, including the resolution of the DOJ Action, are not satisfied or waived prior to July 9, 2025, which Outside Date may be automatically extended further to October 9, 2025, under certain circumstances, it is possible that the Merger Agreement will be terminated.

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
•changes in the demand for our products and services, including seasonal fluctuations in customer spending and foreign restrictions on purchases from U.S. companies;
•changing market and economic conditions, including trade conflicts, rising interest rates, recessionary cycles, and inflationary pressures, that could make our solutions more expensive or could increase our costs for materials, supplies, and services;
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

•the impact on our business of certain executive actions taken in the U.S. to reduce the size of the U.S. federal workforce and to narrow or eliminate certain U.S. federal government programs or programs supported by U.S. federal grants, including the need for and capability of federal agencies to purchase our products and services as well as other organizations or entities that depend upon U.S. federal government funding to purchase our products and services;
•the impact of a U.S federal government shutdown or sovereign debt default on the U.S. economy, capital markets, our customers, our suppliers, and our business, including any adverse effects due to limited federal government services, such as import and export clearance, or visa processing;
•regional economic and political conditions, which may be aggravated by unanticipated global events; and
•disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, armed conflicts (such as the ongoing conflict between Russia and Ukraine, as well as governmental sanctions imposed in response, and the Middle East conflicts and wars, including the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea), cyberwarfare, an escalation of political tensions, outbreaks of disease, including global health emergencies and pandemics, earthquakes, floods, fires, or other natural disasters, including catastrophic events, and other unanticipated extraordinary externalities, including extreme weather conditions due to climate change that increase both the frequency and severity of natural disasters and may cause derivative disruptions such as impacts to our employees, physical infrastructure or those of our customers, manufacturers, and suppliers.

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

We expect our gross margins and operating margins to vary over time. Our product and service gross margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to, customer, vertical, product and geographic mix shifts, an increase or decrease in our software sales or the services we provide, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain or retain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products and services to our customers, inflation, increases in material, labor, logistics, warranty costs, or inventory carrying costs, excess product component or obsolescence charges, issues with manufacturing or component availability, issues relating to the distribution of our products and provision of our services, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand, warranty related issues, the impact of trade policies, tariffs, or other trade restrictions, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. We have seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Fluctuating economic conditions make it difficult to predict revenues and gross margin for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results. Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or uncertainty, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers, manage our contract manufacturer relationships and other expenses, and to make decisions about future investments. In addition, economic instability or uncertainty resulting from inflationary pressures, recessionary risks, continued turmoil in the geopolitical environment in many parts of the world and other events beyond our control, such as trade conflicts, the remaining effects of global health emergencies, the ongoing conflict between Russia and Ukraine, and the Middle East conflicts and wars, including the Israel-Hamas war, have, and may continue to, put pressure on economic conditions, including global and regional financial markets, which has led and could lead, to reduced demand for our products, delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could result in price concessions in certain markets or have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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
•issues related to cloud-specific and AI-specific regulatory requirements in certain countries including the U.S.,U.K., EU, and APAC countries;
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

•Manufacturing Issues. We may experience supply shortfalls or delays in shipping products to our customers if our manufacturers experience delays, disruptions, or quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. We have contracts with our manufacturers that include terms to protect us in the event of an early termination, yet we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. We have experienced in the past and may experience in the future an increase in the expected time required to manufacture our products or ship products. Moreover, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions and related costs, export restrictions, government sanctions, disruptions to our supply chain, cyberattacks, cyberwarfare, pandemics, regional health emergencies, regional climate-related events, or regional conflicts.

•Single-Source Suppliers. We rely on single or limited sources for many of our components due to technology, availability, price, quality, scale or customization needs. Any supplier could discontinue manufacturing components that we use in our products, which may cause us to either suspend delivery of certain products to our customers, discontinue certain products, or incur additional costs to redesign products that incorporate discontinued components. In addition, there has been consolidation among certain suppliers of our components. Consolidation among suppliers can result in the reduction of the number of independent suppliers of components available to us, which could negatively impact our ability to access certain component parts or the prices we have to pay for such parts and may impact our gross margins.

•Supply Chain Disruption. Any disruptions to our supply chain, significant increase in component costs or logistics costs, or shortages of critical components, could decrease our sales, earnings, and liquidity or otherwise adversely affect our business and result in increased costs. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our suppliers' plants or shipping delays, market shortages due to the surge in demand from other purchasers for critical components, increases in prices (including fuel prices and increases in prices due to inflation), the imposition of regulations, quotas or embargoes or tariffs on components, labor stoppages, transportation delays, including due to labor strikes, or failures affecting the supply chain and shipment of materials and finished goods, third-party interference in the integrity of the products sourced through the supply chain, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services. In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of components and products would adversely affect our business.

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

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel. Our success and ability to maintain a technology leadership position depends upon our ability to recruit and retain key management, engineering, technical, sales, marketing, and support personnel. The supply of highly qualified individuals with technological and creative skills, in particular engineers, in specialized areas with the expertise to develop new products and enhancements for our current products, and provide reliable product maintenance, as well as the number of salespeople with industry expertise, is limited. Competition for people with the specialized technical skills we require is significant and may cause us to incur increased compensation expenses to attract and retain these employees. None of our officers or key employees is bound by an employment agreement for any specific term. If we fail to attract new personnel or retain and motivate our current personnel, the development and introduction of new products could be delayed, our ability to market, sell, or support our products could be impaired, and our business, results of operations, and future growth prospects could suffer.

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

Our business could be negatively impacted by oversight of ESG matters and/or our reporting of ESG matters. There is a continued focus from certain government agencies, investors, customers, consumers, employees, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, including sustainable products. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the California climate reporting rules and the EU's Corporate Sustainability Reporting Directive. We may communicate certain initiatives and goals, regarding environmental matters, responsible sourcing and social investments, and other related matters, in our Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult, and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders and government regulatory agencies for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, or if we were to be subject to investigations or litigation from stakeholders or government regulatory agencies because of our ESG initiatives, our business, financial performance and growth could be adversely affected.

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

Regulations of our industry or of our customers could harm our operating results and future prospects. We are subject to laws, regulations, and policies affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting customers (both government and commercial) from purchasing products that do not meet country-specific safety, conformance, or security certification criteria or in-country test requirements. Other regulations that may negatively impact our business include local content or local manufacturing requirements most commonly applicable for government, state-owned enterprise, or regulated industry procurements. The rapid development and deployment of tools that leverage AI is also causing governments to consider regulation of AI, even for AI that does not pertain to personal data. These types of regulations are in effect or under consideration in several jurisdictions where we do business. For example, the EU AI Act bans certain AI tools, imposes obligations on developers, deployers, and users of AI deemed to pose a high-risk, and regulates general purpose AI. This framework may impact the software we use and market in the EU and increase the cost of our product development.

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations. A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services. In addition, the interpretation and application of privacy and data protection-related laws in some cases is uncertain, and our legal and regulatory obligations are subject to frequent changes, including the potential for various regulator or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties. Moreover, there are other legislative proposals worldwide, including in the U.S. at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. Examples of recent and anticipated developments that have impacted or could impact our business include the following:

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

•The EU Data Act that begins to take effect in September 2025 could impose requirements on the sharing and access of data generated through Internet of Things (“IoT”) devices, including wireless access points.

•Data protection legislation is also becoming increasingly common in the U.S. State laws that may require us to modify our data processing practices and policies, adapt our goods and services, and incur substantial costs and expenses to comply. Some state laws impose civil penalties on violators and authorize private rights of action, both of which might lead to an increase in the frequency and cost associated with data breach litigation.

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

•The DOJ Bulk Sensitive Data Rule, which took effect on April 8, 2025, imposes restrictions on the ability of individuals and entities based in certain countries, including China, from accessing or potentially accessing specific categories of data. This rule may impact our operations and may result in additional costs as we currently have employees and third-party entities providing technical support to our customers and partners in the Asia-Pacific region.

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

FINANCIAL RISKS

Our financial condition and results of operations could suffer if there is an impairment of goodwill or purchased intangible assets. As of March 31, 2025, our goodwill was $3,734.4 million, and our purchased intangible assets were $32.1 million. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Substantially all member countries of the OECD/G20 Inclusive Framework agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. Many countries have either adopted or enacted global minimum tax provisions, which are generally effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.

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
•impact of geopolitical tensions, challenges, and uncertainties as a result of armed conflicts (such as the Russia-Ukraine conflict, the political and economic tensions between China and Taiwan, and the Middle East conflicts and wars - the Israel-Hamas war and conflicts related to the attacks on cargo ships in the Red Sea) and resulting sanctions imposed by the U.S. and other countries against governmental or other entities, that may lead to disruption, instability, and volatility in global and regional financial markets, as well as higher inflation, increases in prices of commodities, and disruptions to supply chains;
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
•import tariffs imposed by the U.S. and reciprocal tariffs imposed by foreign countries as well as the potential escalation of trade conflicts and geopolitical uncertainties resulting from the imposition of tariffs;
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

There are risks associated with our outstanding and future indebtedness. As of March 31, 2025, we had $1,700.0 million in aggregate principal amount of outstanding senior notes, which we refer to collectively as the “Notes”. In December 2025, our 1.2% senior notes in the amount of $400 million will mature. In June 2023, we entered into a new credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a five-year $500.0 million unsecured revolving credit facility, with an option to increase the credit facility by up to an additional $200.0 million, subject to the lenders' approval.

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

As of March 31, 2025, there was approximately $0.2 billion of authorized funds remaining under the 2018 Stock Repurchase Program. In connection with our entry into the Merger Agreement, we are required to suspend our stock repurchase program, and we did not repurchase our common stock during the three months ended March 31, 2025. See Note 8, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

May 9, 2025	By:	/s/ Thomas A. Austin
Thomas A. Austin
Group Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)